Form 10-Q
period 2008-03-31
HALLWOOD GROUP INC
filed 2008-05-20
CIK 355766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
For the Period Ended March 31, 2008                                                             Commission File Number: 1-8303
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
Title of Class
Series B Redeemable Preferred Stock
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
               1,520,666 shares of Common Stock were outstanding at April 30, 2008.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$5,053	$7,260
Accounts receivable, net
Due from factors	25,672	20,340
Trade and other	6,288	5,521
Related parties	256	249
Inventories, net	25,478	25,028
Federal income tax receivable	12,239	12,239
Deferred income tax, net	971	971
Prepaids, deposits and other assets	543	928

	76,500	72,536
Noncurrent Assets
Investments in Hallwood Energy, net	—	—
Property, plant and equipment, net	14,352	14,443
Deferred income tax, net	2,822	3,629
Other assets	137	137

	17,311	18,209

Total Assets	$93,811	$90,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,590	$13,602
Payable — additional investment in Hallwood Energy	2,961	5,000
Accrued expenses and other current liabilities	5,050	4,952
State income taxes payable	507	13
Current portion of loans payable	133	158

	22,241	23,725
Noncurrent Liabilities
Long term portion of loans payable	20,192	17,208
Redeemable preferred stock	1,000	1,000

	21,192	18,208

Total Liabilities	43,433	41,933

Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods; outstanding 1,520,666 shares for both periods	240	240
Additional paid-in capital	56,469	56,469
Retained earnings	7,142	5,576
Treasury stock, 875,439 shares in both periods, at cost	(13,473)	(13,473)

Total Stockholders’ Equity	50,378	48,812

Total Liabilities and Stockholders’ Equity	$93,811	$90,745

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues
Textile products sales	$43,987	$28,308

Expenses
Textile products cost of sales	32,552	24,289
Administrative and selling expenses	5,213	4,604

	37,765	28,893

Operating income (loss)	6,222	(585)

Other Income (Loss)
Investments in Hallwood Energy
Equity loss	(2,961)	(10,503)
Interest income	—	12
Interest expense	(247)	(226)
Interest and other income	18	181

	(3,190)	(10,536)

Income (loss) before income taxes	3,032	(11,121)
Income tax expense (benefit)	1,466	(3,797)

Net Income (Loss)	$1,566	$(7,324)

Net Income (Loss) Per Common Share
Basic	$1.03	$(4.83)

Diluted	$1.03	$(4.83)

Weighted Average Shares Outstanding
Basic	1,521	1,517

Diluted	1,523	1,517

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net Income (Loss)	$1,566	$(7,324)

Other Comprehensive Income (Loss)
Previously realized increase in fair value of marketable securities sold during the period	—	(55)

Comprehensive Income (Loss)	$1,566	$(7,379)

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity
Balance, January 1, 2008	2,396	$240	$56,469	$5,576	875	$(13,473)	$48,812

Net income				1,566			1,566

Balance, March 31, 2008	2,396	$240	$56,469	$7,142	875	$(13,473)	$50,378

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,566	$(7,324)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity loss from investments in Hallwood Energy	2,961	10,503
Depreciation and amortization	573	509
Deferred tax expense (benefit)	807	(3,836)
Excess tax benefits from share-based payment arrangements	—	(80)
Proceeds from sale of marketable securities	—	148
Income from investments in marketable securities	—	(74)
Changes in assets and liabilities:
(Increase) in accounts receivable	(6,106)	(1,524)
Increase (decrease) in income taxes receivable/payable	574	(17)
(Increase) decrease in inventories	(450)	(76)
Net change in other assets and liabilities	304	55
Increase (decrease) in accounts payable	303	(763)
Increase in accrued expenses and other current liabilities	98	522

Net cash provided by (used in) operating activities	630	(1,957)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in and loans to Hallwood Energy	(5,000)	(5,002)
Investments in property, plant and equipment	(796)	(375)

Net cash used in investing activities	(5,796)	(5,377)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities, net	2,984	3,254
Repayment of other bank borrowings and loans payable	(25)	(91)
Purchase of common stock for treasury	—	(113)
Excess tax benefits from share-based payment arrangements	—	80
Proceeds from exercise of stock options	—	34

Net cash provided by financing activities	2,959	3,164

DECREASE IN CASH AND CASH EQUIVALENTS	(2,207)	(4,170)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,260	10,054

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,053	$5,884

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007
(unaudited)
Note 1 — Interim Condensed Consolidated Financial Statements, Accounting Policies and New Accounting Pronouncements
     Interim Condensed Consolidated Financial Statements. The interim condensed consolidated financial statements of The Hallwood Group Incorporated and its subsidiaries (the “Company”) (AMEX: HWG), a Delaware Corporation, have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Although condensed, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2007.
     Organization. The Company is a holding company with interests in textile products and energy.
     Textile Products. Textile products operations are conducted through the Company’s wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood has three principal subsidiaries:
     • Kenyon Industries, Inc. (“Kenyon”). Kenyon uses the latest technologies and processes in dyeing, finishing, coating and printing of woven synthetic products. At its Rhode Island plant, Kenyon provides quality finishing services for fabrics used in a variety of markets, such as military, luggage and knapsacks, flag and banner, apparel, industrial and sailcloth.
     • Brookwood Laminating Incorporated (“Brookwood Laminating”). Brookwood Laminating, located in Connecticut, uses the latest in processing technology to provide quality laminating services for fabrics used in military clothing and equipment, sailcloth, medical equipment, industrial applications and consumer apparel. Up to seven layers of textile materials can be processed using both wet and dry lamination techniques.
     • Strategic Technical Alliance, LLC (“STA”). STA is part of the Brookwood Marketing division and markets advanced breathable, waterproof laminate and other fabrics primarily for military applications. Continued development of these fabrics for military applications is a key element of Brookwood’s business plan.
     Textile products accounts for all of the Company’s operating revenues. See Note 3 for additional information on Brookwood.
     Energy. Effective December 31, 2005, the Company’s remaining energy affiliates, Hallwood Energy II, L.P. (“HE II”), Hallwood Energy 4, L.P. (“HE 4”) and Hallwood Exploration, L.P. (“Hallwood Exploration”), were consolidated into HE 4, which was renamed Hallwood Energy, L.P. (“Hallwood Energy”). The Company accounted for the former investments using the equity method of accounting. At the consolidation date, Hallwood Energy was principally involved in acquiring oil and gas leases and drilling, gathering and sale of natural gas in the Barnett Shale formation located in Parker, Hood and Tarrant Counties in North Texas, the Barnett Shale and Woodford Shale formations in West Texas, in the Fayetteville Shale formation of Central Eastern Arkansas, and conducting 3-D seismic surveys over optioned land covering a Salt Dome in South Louisiana in order to determine how best to proceed with exploratory activity.
     In July 2006, Hallwood Energy completed the sale of a 60% undivided working interest in its oil and gas properties in Reeves and Culberson Counties in West Texas and all of its interest in the properties in Parker, Hood and Tarrant Counties in North Texas to Chesapeake Energy Corporation (“Chesapeake”), which became the operator of these properties.
     All of the Company’s energy activities are conducted through Hallwood Energy. The Company accounts for Hallwood Energy using the equity method of accounting. See Note 4 for additional information on Hallwood Energy.
     New Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007
(unaudited)
instruments and certain other items at fair value. The FASB believes the statement will improve financial reporting by providing companies the opportunity to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Use of the statement will expand the use of fair value measurements for accounting for financial instruments. Although the Company has not yet elected to present any financial assets or liabilities at fair value under SFAS No. 159, it may choose to do so in the future.
     The Emerging Issues Task Force (“EITF”) of the FASB has ratified EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”) in June 2007. In a stock-based compensation arrangement, employees may be entitled to dividends during the vesting period for nonvested shares or share units and until the exercise date for stock options. These dividend payments generally can be treated as a deductible compensation expense for income tax purposes, thereby generating an income tax benefit for the employer. At issue was how such a realized benefit should be recognized in the financial statements. The EITF has reached a conclusion that an entity should recognize the realized tax benefit as an increase in additional paid-in capital (“APIC”) and that the amount recognized in APIC should be included in the pool of excess tax benefits available to absorb tax deficiencies on stock-based payment awards. EITF 06-11 will be effective prospectively for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of this EITF did not have a material impact on its financial statements.
     On May 9, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not believe that implementation of SFAS No. 162 will have any effect on the Company’s consolidated financial statements.
Note 2—Inventories
     All inventories relate to Brookwood as of the balance sheet dates (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$8,153	$8,084
Work in progress	7,991	8,218
Finished goods	10,164	9,475

	26,308	25,777
Less: Obsolescence reserve	(830)	(749)

Total	$25,478	$25,028

Note 3 — Operations of Brookwood Companies Incorporated
     Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval.
     One of Brookwood’s factors announced in March 2008 that it had been negatively impacted by the current tightening in the credit markets and was required to draw on its bank credit lines to provide additional liquidity. Brookwood is monitoring its factor relationships and developing alternative strategies should economic conditions deteriorate further. As of May 1, 2008, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.
     Sales Concentration. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during both the 2008 and 2007 periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $14,868,000 in the 2008 first quarter, compared to $6,895,000 in the 2007 first quarter, which represented 33.8% and 24.4% of Brookwood’s sales, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2006. Its relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $4,029,000, in the 2008 first quarter, compared to $2,206,000 in the 2007 first quarter, which represented 9.2% and 7.8% of Brookwood’s sales, respectively.
     Military sales accounted for $28,158,000 and $12,036,000 in the 2008 and 2007 first quarters, which represented 64.0% and 42.5% of Brookwood’s sales, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007
(unaudited)
     Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At March 31, 2008, cumulative dividends in arrears on the preferred stock amounted to approximately $5,009,000.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005
Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $18,509,000 at March 31, 2008). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.
     Engagement of Financial Advisor. In December 2007, a special committee of the board of directors of the Company engaged a financial advisor to assist it in developing and considering the Company’s strategic alternatives, including a potential sale, with respect to Brookwood. There can be no assurance that the special committee will recommend that the Company take any action with respect to Brookwood, or that any transaction will be completed.
Note 4 — Investments in Hallwood Energy, L.P.
     Investments in Hallwood Energy as of the balance sheet dates were as follows (in thousands):

	As of March 31, 2008			Amount at		Income (loss) for the
	Percent			which carried at		three months ended
	of Class			March 31,	December 31,	March 31,
Description	Owned		Cost	2008	2007	2008	2007
- Class A limited partner interest	25	%(a)	$50,384	$—	$—	$—	$(10,502)
- Class C limited partner interest	13%		11,084	—	—	—	—
- General partner interest	50%		13	—	—	—	(1)
- Convertible Notes	25%		7,961	—	—	(2,961)	—

Total			$69,442	$—	$—	$(2,961)	$(10,503)

(a)	18% after consideration of profit interests
     The Company accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions, as appropriate.
     Hallwood Energy is a privately held independent oil and gas limited partnership and operates as an upstream energy company engaging in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. Hallwood Energy conducts its energy activities from its corporate office located in Dallas, Texas and production offices in Searcy, Arkansas and Lafayette, Louisiana. Hallwood Energy’s results of operations are and will be largely dependent on a variety of factors, including, but not limited to fluctuations in natural gas prices; success of its drilling activities; the ability to transport and sell its natural gas; regional and national regulatory matters; the ability to secure, and price of, goods and services necessary to develop its oil and gas leases; and the ability to raise additional capital.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007
(unaudited)
     Hallwood Energy’s management has classified its energy investments into three identifiable geographical areas:
•	West Texas – the Barnett Shale and Woodford Shale formations,

•	Central and Eastern Arkansas – primary target is the Fayetteville Shale formation, and

•	South Louisiana – various projects on and around the LaPice Salt Dome.
     Certain of the Company’s officers and directors are investors in Hallwood Energy. In addition, as members of management of Hallwood Energy, one director and officer and one officer of the Company hold a profit interest in Hallwood Energy.
     In January 2008, the Company loaned $5,000,000 to Hallwood Energy as part of a $30,000,000 convertible subordinated note agreement (discussed below).
     The Company’s proportionate share of Hallwood Energy’s calendar year 2007 loss would have reduced the carrying value of its investment in Hallwood Energy below zero. The general rule for recording equity losses ordinarily indicates that the investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses unless the investor provides or commits to provide additional funds in the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee. Although no guarantee or commitment existed at December 31, 2007, the Company loaned $5,000,000 to Hallwood Energy in January 2008 in connection with Hallwood Energy’s issuance of up to $30,000,000 of convertible subordinated notes due January 21, 2011 to provide capital to continue regular ongoing operations. Accordingly, the Company recorded an additional equity loss in 2007 to the extent of the $5,000,000 loan, as the Company had not determined to what extent, if any, that it would advance additional funds to Hallwood Energy.
     Potential Transaction. As previously disclosed, Hallwood Energy is in the process of seeking additional capital from external sources. This effort is continuing, but financing has not yet been obtained. Hallwood Energy is in the process of negotiating a transaction that would provide additional capital. However, there is no assurance that any such transaction will be completed. If Hallwood Energy is unable to obtain additional funds in the near future, there is substantial doubt about Hallwood Energy’s ability to continue as a going concern. The Company’s management has indicated that it does not currently intend to make additional investments in Hallwood Energy, except in connection with Hallwood Energy’s obtaining additional funds from external sources.
     In connection with the potential transaction, the Company loaned $2,961,000 on May 15, 2008 to Hallwood Energy subject to the same terms as the Convertible Notes. Due to the uncertainties related to the completion of the potential transaction and the Company’s additional investment, if any, the Company recorded an equity loss for the 2008 first quarter to the extent of the $2,961,000 loan. The Company’s carrying value of its Hallwood Energy investment is zero at March 31, 2008, and its proportionate share of Hallwood Energy’s accumulated losses that have not been recorded is approximately $2,587,000.
     A description of Hallwood Energy’s activities during 2007 and 2008 are provided below.
     Loan Financing. In February 2006, Hallwood Energy entered into a $65,000,000 loan facility (the “Former Loan Facility”), and had drawn $40,000,000 as of December 31, 2006. Subsequent to December 31, 2006, Hallwood Energy was not in compliance with the proved collateral coverage ratio required by the Former Loan Facility.
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
     In April 2007, Hallwood Energy entered into a $100,000,000 loan facility (the “Senior Secured Credit Facility”) with a new lender (the “New Lender”), who is an affiliate of one of Hallwood Energy’s investors and drew $65,000,000 from the Senior Secured Credit Facility. The proceeds were used to repay the $40,000,000 balance of the Former Credit Facility, approximately

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007
(unaudited)
$9,800,000 for a make-whole fee and approximately $500,000 for incremental interest related to Former Credit Facility, transaction fees of approximately $200,000 and provide working capital. The Senior Secured Credit Facility is secured by Hallwood Energy’s oil and gas leases, matures on February 1, 2010, and bears interest at a rate of the defined LIBOR rate plus 10.75% per annum. An additional 2% of interest is added upon continuance of any defaulting event. The New Lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. In conjunction with executing the Senior Secured Credit Facility, the New Lender resigned its position on Hallwood Energy’s board of directors and assigned its general partner interest to the remaining members.
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
     In January 2008, Hallwood Energy entered into a $30,000,000 convertible subordinated note agreement (the “Convertible Note”). The Convertible Note bears interest which accrues at an annual rate of 16%, which is payable on a quarterly basis after the completion of a defined equity offering and subject to the prior full payment of borrowings and accrued interest under the Secured Credit Facilities. The Convertible Note and accrued interest may be converted into Class C interests on a dollar for dollar basis. If no Class C interests are outstanding, the Convertible Note may be converted into Class A interests or such comparable securities as may be outstanding at the same exchange ratio as the original Class C interests. Principal and unpaid interest are due on the earlier of January 21, 2011, or upon a defined change of control.
A change of control redemption may also result in a make-whole provision whereby Hallwood Energy would pay a premium based on the difference between either $48,300,000 or $45,500,000 and the sum of previously made Convertible Note principal and accrued interest payments. As of March 31, 2008, $28,839,000 of the Convertible Notes had been subscribed for and issued. The Company subscribed and purchased $5,000,000 of the Convertible Note in January 2008.
     The Convertible Note lenders also received warrants exercisable at up to $3,750,000 for an equal dollar amount of Class C interests, or such comparable securities as are outstanding at the time of exercise at the same exchange ratio as the original Class C interests. The warrants are exercisable until January 21, 2011.
     In January 2008, Hallwood Energy entered into the $15,000,000 Junior Credit Facility with the New Lender and drew the full amount of the facility. Proceeds were used to fund working capital requirements and future operational activities. Borrowings under the facilities are both secured by Hallwood Energy’s oil and gas leases, mature on February 1, 2010, and bear interest at a rate of the defined LIBOR rate plus 10.75% per annum through April 30, 2008, thereafter increases to 12.75% per annum until loan maturity or prepayment. An additional 2% of interest is added upon continuance of any defaulting event. The New Lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. Hallwood Energy remains bound to a deposit control agreement initiated with the Senior Secured Credit Facility.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007
(unaudited)
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
     In connection with the Junior Credit Facility, the Senior Secured Credit Facility was amended to bear interest at the defined LIBOR rate plus 12.75% per annum beginning May 1, 2008.
     Hallwood Energy did not meet the current ratio covenant and was in default of the Senior Secured Credit Facility as of December 31, 2007.
A second default event related to a commitment agreement by three partners to fund $15,000,000 by November 1, 2007, that was only partially funded. Hallwood Energy received a waiver from the New Lender for both of these default events in January 2008.
     Hallwood Energy is not in compliance with the general and administrative expense covenant at March 31, 2008 and current ratio covenant as of April 30, 2008 required by the Senior Secured Credit Facility and the Junior Credit Facility and has entered into discussions with the New Lender to waive the current default and amend by extending this covenant test into a future period. This amendment is being discussed with the New Lender in conjunction with a potential transaction that would provide financial resources to meet this covenant test for the next 12 months.
     Senior Secured Credit Facility borrowings have been included in current liabilities on Hallwood Energy’s balance sheet at December 31, 2007, as Hallwood Energy does not expect to maintain compliance with the required current and proved collateral coverage ratios during the year ended December 31, 2008, unless additional funds are raised through issuance of debt and equity instruments.
     Equity Investments. There are currently three classes of limited partnership interests held in Hallwood Energy:
•	Class C interests bear a 16% priority return which compounds monthly. The priority return will be accrued and become payable when, as and if declared by the general partner of Hallwood Energy. Hallwood Energy does not anticipate paying any distributions in the foreseeable future. All distributions of defined available cash and defined net proceeds from any sales or other disposition of all or substantially all of the then remaining assets of Hallwood Energy which is entered into in connection with, or which will result in, the liquidation of Hallwood Energy (the “Terminating Capital Transaction”) must first be used to reduce any unpaid Class C priority return and capital contributions to zero. Unpaid Class C priority return and capital contributions can be converted into Class A interests based on the ratio of Class C contributions to the sum of Class A contributions and the Class C limited partner’s Class C partnership interest designated by the Class C limited partner to be converted into Class A partnership interest. The Class C capital contributions were $84,422,000 and unpaid priority returns were $9,505,000 at March 31, 2008.

•	Class A interests have certain voting rights and with the general partner would receive 100% of the distributions of available cash and net proceeds from Terminating Capital Transactions subsequent to the payment of all unpaid Class C priority return and of all Class C capital contributions until the unrecovered capital accounts of each Class A partner interest is reduced to zero, and thereafter share in all future distributions of available cash and net proceeds from Terminating Capital Transactions with the holders of the Class B interests.

•	Class B interests represent vested net profit interests awarded to key individuals by Hallwood Energy. At March 31, 2008 and December 31, 2007, outstanding Class B interests had rights to receive 20.0% and 18.6%, respectively, of distributions of defined available cash and net proceeds from Terminating Capital Transactions after the unpaid Class C priority return and capital contributions and the unreturned Class A and general partner capital contributions have been reduced to zero.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007
(unaudited)
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
     In November 2007, Hallwood Energy issued $15,000,000 of Class C partnership interest to a new equity partner. In addition, HIL, another existing investor in Hallwood Energy, and the New Lender entered into a letter agreement providing for a total of up to $15,000,000 in additional funding. Under the terms of this letter, HIL agreed to advance $7,500,000 and the other investor agreed to advance $3,000,000 to Hallwood Energy no later than November 15, 2007. These advances constituted loans to Hallwood Energy with an interest rate of 16% per annum and a maturity of March 1, 2010. The letter agreement contained a provision that permitted Hallwood Energy to repay the advances at any time without penalty in connection with a recapitalization of Hallwood Energy providing for net proceeds not less than the amount being repaid. If any part of these advances remained outstanding on January 2, 2008, then on that date the outstanding amount would automatically be converted into preferred partnership interests having the same terms as the existing class of preferred partnership interests. In addition, if any portion of the advances was converted into preferred partnership interests on January 2, 2008, then the New Lender agreed to contribute to Hallwood Energy the same proportion of $4,500,000 in exchange for preferred partnership interests. Hallwood Energy also agreed that if any portion of the agreed funding from HIL or the other existing investor was not made, it would be an event of default under the Senior Secured Credit Facility. HIL advanced $7,500,000 in November 2007, although the other investor did not fulfill its commitment. On January 2, 2008, as per the letter agreement, HIL’s loan was converted into a Class C interest.
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
Three Months Ended March 31, 2008 and 2007
(unaudited)
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
     On April 3, 2008, Hallwood Energy and Eagle Domestic signed an agreement to settle the litigation between them. Under the agreement, Hallwood Energy will pay to Eagle Domestic $2,000,000 in cash and issue to Eagle Domestic $2,750,000 in equity of Hallwood Energy or a successor entity. Hallwood Energy may defer the payment of the cash and issuance of the equity until the later of the completion of a major financing, or June 30, 2008. If the major financing is in the form of an Initial Public Offering, Hallwood Energy will deliver to Eagle Domestic shares of stock. Hallwood Energy will make best efforts to deliver registered shares. If the shares cannot be registered, Hallwood Energy will deliver shares that will be freely tradeable in their principal market within 90 days of the delivery. If the major financing is in the form of a private partnership or joint venture, Hallwood Energy will deliver partnership units to Eagle Domestic. If prior to June 30, 2008, Hallwood Energy or a successor entity has not completed a major financing, but has received bridge financing in the aggregate at least $20,000,000, then Hallwood Energy will pay to Eagle Domestic $500,000 in cash. The payment of $500,000 in cash will extend the date referred to above to September 30, 2008 and will be credited against the $2,000,000 payment if the $2,000,000 cash payment and $2,750,000 in equity is received no later than September 30, 2008. If the $2,000,000 cash payment and $2,750,000 in equity is not received by September 30, 2008, then the $500,000 cash will not be credited against any future judgment or settlement of the proceeding. The trial previously set in the matter will be continued until not earlier than September 30, 2008 and, upon receipt of the amounts contemplated by the settlement agreement, all parties and their affiliates will be fully and finally mutually released from any and all claims the other parties and their affiliates may have.
     In October 2006, Eagle Drilling filed a related lawsuit against Hallwood Energy and Hallwood Petroleum in Oklahoma state court (the “Eagle Drilling Action”) alleging damages of over $1,000,000 in connection with unpaid invoices, unpaid downtime and other damages caused as a result of the mast collapsing. On September 20, 2007, Eagle Drilling filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of Oklahoma.  The Eagle Drilling Action and the Tarrant County Action were converted to adversary proceedings in the Oklahoma Bankruptcy Court and both adversary proceedings were consolidated under one proceeding (the “Consolidated Adversary”), which would be adjudicated in the context of a jury trial to be conducted by the Oklahoma Bankruptcy Court to commence in September 2008.  Hallwood Energy has also brought a claim against Eagle Drilling for return of the approximately $1,688,000 in unearned pre-payment from Eagle Drilling.  On April 7, 2008, Eagle Drilling filed its Motion for Leave to File Amended Complaint in the Consolidated Adversary, seeking to add breach of contract claims to the Consolidated Adversary proceeding against Hallwood Energy and Hallwood Petroleum which were asserted by Eagle Domestic in the Eagle Domestic Adversary, which claims Hallwood Energy and Hallwood Petroleum believes will be conclusively resolved pursuant to the settlement with Eagle Domestic described above.  The damages alleged under the claims which Eagle Drilling seeks to add are purportedly in excess of $20,000,000.  Hallwood Energy and Hallwood Petroleum have filed an Objection to Eagle Drilling’s Motion for Leave to Filed Amended Complaint and have filed a Motion for Leave to File First Amended Complaint in the Consolidated Adversary Proceeding, seeking to assert fraud and fraudulent inducement claims against Eagle Drilling.  Hearings have not been set to hear these motions.  Instead, the Oklahoma Bankruptcy Court will first consider a Motion to Convert the Eagle Drilling Case to one under Chapter 7 of the Bankruptcy Code, filed by Quicksilver Resources, Inc. (and joined by Hallwood Energy and Hallwood Petroleum) at a hearing scheduled for May 20, 2008.
     On May 13, 2008, Eagle Domestic filed an Emergency Motion for Order to Enforce Orders Confirming Plan and Approving Compromise of Controversies and in the Alternative to Show Cause Why Eagle Drilling, LLC Should Not Be Held in Contempt of Same (the “Motion to Enforce”) in the Houston Bankruptcy Court, seeking a ruling from the Houston Bankruptcy Court that Eagle Drilling is in violation of Eagle Domestic’s property rights by attempting to assert the claims which Eagle Drilling seeks to add in the Eagle Drilling Adversary by virtue of the Motion for Leave.  The Motion to Enforce is currently set for hearing in the Houston Bankruptcy Court for May 21, 2008.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007
(unaudited)
     The following table sets forth summarized financial data for Hallwood Energy, L.P. (in thousands):

	March 31,	December 31,
	2008	2007
Balance Sheet Data
Cash and cash equivalents	$4,419	$2,372
Oil and gas properties, net	133,137	107,248
Total assets	148,393	115,678
Notes payable	133,750	101,990
Total liabilities	182,019	146,516
Partners’ capital (deficiency)	(33,626)	(30,838)

	Three Months Ended
	March 31,
	2008	2007
Statement of Operations Data
Revenues
Natural gas sales	$4,235	$—
Facility income	328	—

	4,563	—

Expenses
Impairment of oil and gas properties	—	31,680
Operating expenses (including litigation settlement of $4,750 in 2008)	5,439	4
General and administrative expenses	4,088	1,659
Depreciation and depletion	2,027	63

	11,554	33,406

Operating Loss	(6,991)	(33,406)

Other Income and Expense
Interest expense	(3,359)	(8,527)
Interest income	62	134

	(3,297)	(8,393)

Net Loss	$(10,288)	$(41,799)

Note 5 — Loans Payable
     Loans payable at the balance sheet dates were as follows (in thousands):

	March 31,	December 31,
	2008	2007
Working capital revolving credit facility, interest at Libor +1.25% - 1.75% or prime, due January 2010	$20,185	$17,181
Equipment term loans, interest at various rates; due at various dates through April 2009	140	185

Total	20,325	17,366
Current portion	(133)	(158)

Noncurrent portion	$20,192	$17,208

     Working Capital Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $25,000,000 (increased from $22,000,000 in December 2007) with Key Bank National Association (the “Working Capital Revolving Credit Facility”). Borrowings are collateralized by accounts receivable, certain finished goods inventory,

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007
(unaudited)
machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The facility bears interest at Brookwood’s option of Prime, or Libor plus 1.25% - 1.75% (variable depending on compliance ratios) and contains various covenants. The interest rate was a blended rate of 4.63% and 6.73% at March 31, 2008 and December 31, 2007, respectively. The outstanding balance was $20,185,000 at March 31, 2008 and Brookwood had $4,815,000 of borrowing availability under this facility.
     Equipment Term Loans. Brookwood has a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank. Interest rates for the equipment loans varied between 4.36% and 8.20%, with a blended rate of 5.06% and 6.53% at March 31, 2008 and December 31, 2007, respectively. The outstanding balance at March 31, 2008 was $140,000 and Brookwood had $2,860,000 of borrowing availability under this facility.
     Loan Covenants. The Working Capital Revolving Credit Facility provides for a maximum total debt to tangible net worth ratio and a covenant that Brookwood shall maintain a quarterly minimum net income of not less than one dollar. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement. As of the end of all interim periods in 2008 and 2007 and as of December 31, 2007, Brookwood was in compliance with its principal loan covenants, although a waiver regarding a pro forma (inclusive of projected dividend) total debt to tangible net worth ratio for the 2007 third quarter was granted to allow a $1,500,000 dividend payment in November 2007.
     Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the Key Bank loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $31,974,000 and $29,180,000 as of March 31, 2008 and December 31, 2007, respectively.
Note 6 — Stockholders’ Equity
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
     At March 31, 2008, there were 4,500 fully vested outstanding options that expire in May 2010. The 1995 Stock Option Plan terminated on June 27, 2005. Options issued prior to the termination were not affected, however, no new options can be issued under the 1995 Plan.
     In January 2007, one officer of the Company exercised options to purchase 2,250 shares of the Company’s common stock that were scheduled to expire in February 2007. The officer paid the exercise price and related tax withholding requirement by exchanging an equivalent number of common shares valued at the fair market value of the common stock at the date of exercise. The net result of the exercise and exchange was the reissuance of 1,273 shares from treasury at an average carrying value of $14.97 per share.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007
(unaudited)
     Option activity for the quarter ended March 31, 2008 and status of outstanding options are as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding, January 1, 2008	4,500	$10.31

Granted	—
Exercised	—
Forfeited	—

Outstanding, March 31, 2008	4,500	$10.31	2.17	$233,000

Options exercisable and vested at March 31, 2008	4,500		2.17	$233,000

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2008 first quarter ($62.03 per share) and the exercise price, multiplied by the number of options).
Note 7 — Income Taxes
     Following is a schedule of the income tax expense (benefit) (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Federal
Current	$—	$—
Deferred	807	(3,794)

Sub-total	807	(3,794)

State
Current	659	40
Deferred	—	(43)

Sub-total	659	(3)

Total	$1,466	$(3,797)

     The net deferred tax asset was $3,793,000 and $4,600,000 at March 31, 2008 and December 31, 2007, respectively. The deferred tax asset at March 31, 2008 was comprised of $1,720,000 attributable to temporary differences, that upon reversal, can be utilized to offset income from operations, $1,229,000 attributable to a net operating loss carryforward from 2007, and $844,000 of alternative minimum tax credits. The December 31, 2007 amount was attributable to temporary differences of $1,720,000, a net operating loss carryforward of $2,036,000 and $844,000 of alternative minimum tax credits. The effective federal tax rate in both periods was 34%, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     The federal income tax receivable, attributable to the anticipated carryback of its 2007 taxable loss, was $12,239,000 at March 31, 2008 and December 31, 2007. The Company expects to file a carryback of its 2007 taxable loss to obtain the refund in September 2008.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007
(unaudited)
Note 8 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):
     Supplemental schedule of non-cash investing and financing activities:

	Three Months Ended
	March 31,
Description	2008	2007
Change in payable — additional investment in Hallwood Energy	$2,961	$—

Income tax effect from exercise of stock options:
Income taxes payable	$—	$80
Additional paid-in capital	—	(80)

	$—	$—

Increase (decrease) in accrued capital expenditures in accounts payable	$(314)	$107

Previously realized increase in fair value of marketable securities sold during the period	$—	$(55)

Supplemental disclosures of cash payments:

Income taxes paid	$96	$65
Interest paid	257	204
Note 9 — Computation of Income (Loss) Per Common Share
     The following table reconciles weighted average shares outstanding from basic to diluted and reconciles net income (loss) used in the computation of income (loss) per share for the basic and diluted methods (in thousands):

	Three Months Ended
	March 31,
Description	2008	2007
Weighted Average Shares Outstanding
Basic	1,521	1,517
Potential shares from assumed exercise of stock options	4	—
Potential repurchase of shares from stock option proceeds	(2)	—

Diluted	1,523	1,517

Net Income (Loss)
Basic and diluted	$1,566	$(7,324)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007
(unaudited)
     Due to the loss for the three months ended March 31, 2007, potential shares from assumed exercise of stock options in the amount of 7,000 shares were antidilutive.
Note 10 — Litigation, Contingencies and Commitments
     Reference is made to Note 16 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2007.
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
     Hallwood Energy. As a significant investor in Hallwood Energy, the Company may be impacted by litigation involving Hallwood Energy. Refer to Note 4 for a further description of certain litigation involving Hallwood Energy.
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
     In June 2007, RIDEM issued a NOV to Kenyon alleging that the Company violated certain provisions of its wastewater discharge permit and seeking an administrative penalty of $79,000. Kenyon filed an Answer and Request for Hearing to dispute certain allegations in the NOV and the amount of the penalty. The informal meeting was held in August 2007 and settlement negotiations are ongoing.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007
(unaudited)
Note 11 — Segments and Related Information
     The following represents the Company’s reportable segment operations for the three months ended March 31, 2008 and 2007, respectively (in thousands):

	Textile
	Products	Energy	Other		Consolidated
Three months ended March 31, 2008
Total revenue from external sources	$43,987				$43,987

Operating income (loss)	$7,403	$—		$(1,181)	$6,222
Other income (loss), net	(247)	(2,961)		18	(3,190)

Income (loss) before income taxes	$7,156	$(2,961)		$(1,163)	$3,032

Three months ended March 31, 2007
Total revenue from external sources	$28,308				$28,308

Operating income (loss)	$498	$—		$(1,083)	$(585)
Other income (loss), net	(226)	(10,491)		181	(10,536)

Income (loss) before income taxes	$272	$(10,491)	$	(902)	$(11,121)

     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2007 annual report. The total assets for the Company’s operating segments have not materially changed since the December 31, 2007 annual report.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     General. The Company is a holding company with interests in textile products and energy.
     Textile Products. In 2007 and 2008, the Company derived all of its operating revenues from the textile activities of its Brookwood Companies Incorporated (“Brookwood”) subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, cost and availability of supplies, Brookwood’s response to competition, its ability to generate new markets and products and the effect of global trade regulation. Although the Company’s textile activities have generated positive cash flow in recent years, there is no assurance that this trend will continue.
     While Brookwood has enjoyed substantial growth in its military business, there is no assurance this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been more volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $28,158,000 for the 2008 first quarter were 133.9% higher than the comparable period amount of $12,036,000 in 2007.
     The military had limited orders in 2006 and the 2007 first quarter for existing products and adopted revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. However, the U.S. government released orders in the remaining 2007 quarters and into 2008 that include Brookwood’s products, which resulted in a substantial increase in military sales. Changes in specifications or orders present a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications and production requirements. Brookwood has regularly conducted research and development on various processes and products intended to comply with the revised specifications and participates in the bidding process for new military products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. In addition, the U.S. government is releasing contracts for shorter periods than in the past. The Company acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sales trends.
     Unstable global nylon and chemical pricing and escalating energy costs, coupled with a varying product mix, have continued to cause fluctuations in Brookwood’s margins, a trend that appears likely to continue.
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
     Under NAFTA there are no textile and apparel quotas between the U. S. and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out. Also, the WTO recently phased out textile and apparel quotas.
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
     Engagement of Financial Advisor. In December 2007, a special committee of the board of directors of the Company engaged a financial advisor to assist it in developing and considering the Company’s strategic alternatives, including a potential sale, with respect to Brookwood. There can be no assurance that the special committee will recommend that the Company take any action with respect to Brookwood, or that any transaction will be completed.
     Energy. Hallwood Energy is a privately held independent oil and gas limited partnership and operates as an upstream energy company engaging in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. Hallwood Energy conducts its energy activities from its corporate office located in Dallas, Texas and production offices in Searcy, Arkansas and Lafayette, Louisiana. Hallwood Energy’s results of operations are and will be largely dependent on a variety of factors, including, but not limited to fluctuations in natural gas prices; success of its drilling activities; the ability to transport and sell its natural gas; regional and national regulatory matters; and the ability to secure, and price of, goods and services necessary to develop its oil and gas leases. As of March 31, 2008, the Company owned approximately 22% of the blended Class A and Class C limited partner interests (18% after consideration of profit interests) of Hallwood Energy.
     Refer also to the section “Investments in Hallwood Energy” for a further description of the Company’s energy activities.
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
     Results of Operations
     The Company reported net income of $1,566,000 for the quarter ended March 31, 2008, compared to a net loss of $7,324,000 in 2007. Revenue for the 2008 first quarter was $43,987,000, compared to $28,308,000 in 2007.
     Revenues
     Textile products sales of $43,987,000 increased by $15,679,000, or 55.4%, in the 2008 first quarter, compared to $28,308,000, in 2007. The increase was principally due to an increase in sales of specialty fabric to U.S. military contractors as a result of increased orders from the military to Brookwood’s customers. Military sales accounted for $28,158,000 and $12,036,000 in the 2008 and 2007 first quarters, which represented 64.0% and 42.5% of Brookwood’s sales, respectively.
     Sales to one customer, Tennier Industries, Inc. (“Tennier”) accounted for more than 10% of Brookwood’s net sales during both the 2008 and 2007 periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $14,868,000 in the 2008 first quarter, compared to $6,895,000 in 2007, which represented 33.8% and 24.4% of its net sales, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”) accounted for more than 10% of Brookwood’s sales in 2006. Its relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $4,029,000 in the 2008 first quarter, compared to $2,206,000 in 2007, which represented 9.2% and 7.8% of its net sales, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Expenses
     Textile products cost of sales of $32,552,000 for the 2008 first quarter increased by $8,263,000, or 34.0%, compared to $24,289,000 in 2007. The 2008 increase principally resulted from material and labor costs associated with the higher sales volume and, changes in product mix and utility costs which increased 53% in the 2008 first quarter compared to the 2007 first quarter. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network and associated manufacturer’s rebates. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
     The increased gross profit margin for the 2008 first quarter compared to the 2007 first quarter (26.0% versus 14.2%) principally resulted from higher sales volume, changes in product mix and manufacturing efficiencies such as reductions to material working loss.
     Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Textile products	$4,032	$3,521
Corporate	1,181	1,083

Total	$5,213	$4,604

     Textile products administrative and selling expenses of $4,032,000 for the 2008 first quarter increased by $511,000, or 14.5%, from the 2007 amount of $3,521,000. The increase in the 2008 first quarter from the 2007 first quarter was primarily attributable to $322,000 of employee related expenses (e.g. salaries and benefits) required to support the higher sales volume and increased compliance requirements for Sarbanes-Oxley and environmental matters, $80,000 of increased factor commissions due to a higher volume of factored billings, $78,000 in research and development and $36,000 of legal and professional fees. The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, factor commissions marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $252,000 and $174,000 in the 2008 and 2007 quarters, respectively.
     Corporate administrative expenses were $1,181,000 for the 2008 first quarter, compared to $1,083,000 for 2007. The increase of $98,000, or 9.0%, was principally attributable to increased professional fees of $75,000, including costs related to the special committee’s activities in developing and considering strategic alternatives with respect to Brookwood and the implementation of Sarbanes Oxley compliance requirements.
     Other Income (Loss)
     Equity loss from the Company’s investments in Hallwood Energy, attributable to the Company’s proportionate share of loss in Hallwood Energy, was $2,961,000 in the 2008 first quarter, compared to $10,503,000 in 2007. In the 2008 first quarter, Hallwood Energy reported a loss of $10,288,000, which included an expense of $4,750,000 in regards to a settlement of a lawsuit. In the 2007 first quarter, Hallwood Energy reported a loss of $41,799,000, which included an impairment of $31,680,000 associated with its oil and gas properties and an accrual of $7,100,000 as a portion of a make-whole fee in connection with a May 2008 prepayment of a loan. The make-whole fee was included in interest expense. The Company recorded the equity loss in the 2008 first quarter to the extent of the $2,961,000 loan it made to Hallwood Energy in May 2008 and reduced its carrying value of its investment in Hallwood Energy to zero. The Company’s proportionate share of Hallwood Energy’s accumulated losses that have not been recognized is approximately $2,587,000. The Company earned interest income of $12,000 in the 2007 first quarter from loans it made to Hallwood Energy in March 2007.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Interest expense of $247,000 in the 2008 first quarter and $226,000 for the 2007 quarter, principally related to Brookwood’s Revolving Credit Facility. The increase in interest expense was principally due to an increase in the average outstanding loan amount, partially offset by lower interest rates.
     Interest and other income was $18,000 in the 2008 first quarter, compared to $181,000 in 2007. The 2008 decrease was principally due to a gain in the amount of $74,000 from the sale of a marketable security sold in March 2007 and reduced interest income earned on lower balances of cash and cash equivalents.
     Income Taxes
     Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Federal
Current	$—	$—
Deferred	807	(3,794)

Sub-total	807	(3,794)

State
Current	659	40
Deferred	—	(43)

Sub-total	659	(3)

Total	$1,466	$(3,797)

     At March 31, 2008, the deferred tax asset was attributable to temporary differences, that upon reversal, could be utilized to offset income from operations, a net operating loss carryforward and alternative minimum tax credits. The effective federal tax rate in both periods was 34%, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     Investments in Hallwood Energy
     At March 31, 2008, the Company owned approximately 22% of the blended Class A and Class C limited partner interests (18% after consideration of profit interests) of Hallwood Energy. The Company accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions, as appropriate.
     Hallwood Energy’s management has classified its energy investments into three identifiable geographical areas:
•	West Texas – the Barnett Shale and Woodford Shale formations,

•	Central and Eastern Arkansas – primary target is the Fayetteville Shale formation, and

•	South Louisiana – various projects on and around the LaPice Salt Dome.
     Certain of the Company’s officers and directors are investors in Hallwood Energy. In addition, as members of management of Hallwood Energy, one director and officer and one officer of the Company hold a profit interest in Hallwood Energy.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In January 2008, the Company loaned $5,000,000 to Hallwood Energy as part of a $30,000,000 convertible subordinated note agreement (discussed below), of which $28,839,000 was subscribed. Hallwood Energy’s current assets during the 2008 first quarter improved from approximately $4,400,000 to $11,300,000 primarily as a result of the proceeds of the convertible subordinated note agreement.
     The Company’s proportionate share of Hallwood Energy’s calendar year 2007 loss would have reduced the carrying value of its investment in Hallwood Energy below zero. The general rule for recording equity losses ordinarily indicates that the investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses unless the investor provides or commits to provide additional funds in the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee. Although no guarantee or commitment existed at December 31, 2007, the Company loaned $5,000,000 to Hallwood Energy in January 2008 in connection with Hallwood Energy’s issuance of up to $30,000,000 of convertible subordinated note due January 21, 2011 to provide capital to continue regular ongoing operations. Accordingly, the Company recorded an additional equity loss in 2007 to the extent of the $5,000,000 loan, as the Company had not determined to what extent, if any, that it would advance additional funds to Hallwood Energy.
     Potential Transaction. As previously disclosed, Hallwood Energy is in the process of seeking additional capital from external sources. This effort is continuing, but financing has not yet been obtained. Hallwood Energy is in the process of negotiating a transaction that would provide additional capital. However, there is no assurance that any such transaction will be completed. If Hallwood Energy is unable to obtain additional funds in the near future, there is substantial doubt about Hallwood Energy’s ability to continue as a going concern. The Company’s management has indicated that it does not currently intend to make additional investments in Hallwood Energy, except in connection with Hallwood Energy’s obtaining additional funds from external sources.
     In connection with the potential transaction, the Company loaned $2,961,000 on May 15, 2008 to Hallwood Energy subject to the same terms as the Convertible Note. Due to the uncertainty related to the completion of the potential transaction and the Company’s additional investment, if any, the Company recorded an equity loss for the 2008 first quarter to the extent of the $2,961,000 loan. The Company’s carrying value of its Hallwood Energy investment is zero at March 31, 2008, and its proportionate share of Hallwood Energy’s accumulated losses that have not been recorded on the equity basis of accounting is approximately $2,587,000.
     A description of Hallwood Energy’s activities during 2007 and 2008 are provided below.
     Loan Financing. In February 2007, Hallwood Energy entered into a $65,000,000 loan facility, and had drawn $40,000,000 as of December 31, 2007. Subsequent to December 31, 2007, Hallwood Energy was not in compliance with the proved collateral coverage ratio required by the Former Loan Facility.
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
     In April 2007, Hallwood Energy entered into a $100,000,000 loan facility (the “Senior Secured Credit Facility”) with a new lender (the “New Lender”), who is an affiliate of one of Hallwood Energy’s investors and drew $65,000,000 from the Senior Secured Credit Facility. The proceeds were used to repay the $40,000,000 balance of the Former Credit Facility, approximately $9,800,000 for a make-whole fee and approximately $500,000 for incremental interest related to Former Credit Facility, transaction fees of approximately $200,000 and provide working capital. The Senior Secured Credit Facility is secured by Hallwood Energy’s oil and gas leases, matures on February 1, 2010, and bears interest at a rate of the defined LIBOR rate plus 10.75% per annum. An additional 2% of interest is added upon continuance of any defaulting event. The New Lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. In conjunction with executing the Senior Secured Credit Facility, the New Lender resigned its position on Hallwood Energy’s board of directors and assigned its general partner interest to the remaining members.
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
     In January 2008, Hallwood Energy entered into a $30,000,000 convertible subordinated note agreement (the “Convertible Note”). The Convertible Note bears interest which accrues at an annual rate of 16%, which is payable on a quarterly basis after the completion of a defined equity offering and subject to the prior full payment of borrowings and accrued interest under the secured credit facilities. The Convertible Note and accrued interest may be converted into Class C interests on a dollar for dollar basis. If no Class C interests are outstanding, the Convertible Note may be converted into Class A interests or such comparable securities as may be outstanding at the same exchange ratio as the original Class C interests. Principal and unpaid interest are due on the earlier of January 21, 2011, or upon a defined change of control. A change of control redemption may also result in a make-whole provision whereby Hallwood Energy would pay a premium based on the difference between either $48,300,000 or $45,500,000 and the sum of previously made Convertible Note principal and accrued interest payments. As of March 31, 2008, $28,839,000 of the Convertible Notes had been subscribed for and issued. The Company subscribed for $5,000,000 of the Convertible Note and provided the funds to Hallwood Energy in January 2008.
     The Convertible Note lenders also received a warrant exercisable at up to $3,750,000 for an equal dollar amount of Class C interests, or such comparable securities as are outstanding at the time of exercise at the same exchange ratio as the original Class C interests. The warrant is exercisable until January 21, 2011.
     In January 2008, Hallwood Energy entered into the $15,000,000 Junior Credit Facility with the Senior Secured Credit Facility’s New Lender and drew the full $15,000,000 available. The proceeds were used to fund working capital requirements and future operational activities. Borrowings under the Secured Credit Facilities are both secured by Hallwood Energy’s oil and gas leases, mature on February 1, 2010, and bear interest at a rate of the defined LIBOR rate plus 10.75% per annum through April 30, 2008, thereafter increases to 12.75% per annum until loan maturity or prepayment. An additional 2% of interest is added upon continuance of any defaulting event. The New Lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. Hallwood Energy remains bound to a deposit control agreement initiated with the Senior Secured Credit Facility.
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
     Hallwood Energy is not in compliance with the general and administrative covenant at March 31, 2008 and the current ratio covenant as of April 30, 2008 required by the Senior Secured Credit Facility and Junior Credit Facility and has entered into discussions with the New Lender to waive the current default and amend by extending this covenant test into a future period. This amendment is being discussed with the New Lender in conjunction with a potential transaction that would provide financial resources to meet this covenant test for the next 12 months.
     Senior Credit Facility borrowings have been included in current liabilities on Hallwood Energy’s balance sheet at December 31, 2007, as Hallwood Energy does not expect to maintain compliance with the required current and proved collateral coverage ratios during the year ended December 31, 2008, unless additional funds are raised through issuance of debt and equity instruments.
     Equity Investments. There are currently three classes of limited partnership interests held in Hallwood Energy:
•	Class C interests bear a 16% priority return which compounds monthly. The priority return will be accrued and become payable when, as and if declared by the general partner of Hallwood Energy. Hallwood Energy does not anticipate paying any distributions in the foreseeable future. All distributions of defined available cash and defined net proceeds from any sales or other disposition of all or substantially all of the then remaining assets of Hallwood Energy which is entered into in connection with, or which will result in, the liquidation of Hallwood Energy (the “Terminating Capital Transaction”) must first be used to reduce any unpaid Class C priority return and capital contributions to zero. Unpaid Class C priority return and capital contributions can be converted into Class A interests based on the ratio of Class C contributions to the sum of Class A contributions and the Class C limited partner’s Class C partnership interest designated by the Class C limited partner to be converted into Class A partnership interest. The Class C capital contributions were $84,422,000 and unpaid priority returns $9,505,000 at March 31, 2008.

•	Class A interests have certain voting rights and with the general partner would receive 100% of the distributions of available cash and net proceeds from Terminating Capital Transactions subsequent to the payment of all unpaid Class C priority return and of all Class C capital contributions until the unrecovered capital accounts of each Class A partner interest is reduced to zero, and thereafter share in all future distributions of available cash and net proceeds from Terminating Capital Transactions with the holders of the Class B interests.

•	Class B interests represent vested net profit interests awarded to key individuals by Hallwood Energy. At March 31, 2008 and December 31, 2007, outstanding Class B interests had rights to receive 20.0% and 18.6%, respectively, of distributions of defined available cash and net proceeds from Terminating Capital Transactions after the unpaid Class C priority return and capital contributions and the unreturned Class A and general partner capital contributions have been reduced to zero.
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
     In November 2007, Hallwood Energy issued $15,000,000 of Class C partnership interest to a new equity partner. In addition, HIL, another existing investor in Hallwood Energy, and the New Lender entered into a letter agreement providing for a total of up to $15,000,000 in additional funding. Under the terms of this letter, HIL agreed to advance $7,500,000 and the other investor agreed to advance $3,000,000 to Hallwood Energy no later than November 15, 2007. These advances constituted loans to Hallwood Energy with an interest rate of 16% per annum and a maturity of March 1, 2010. The letter agreement contained a provision that permitted Hallwood Energy to repay the advances at any time without penalty in connection with a recapitalization of Hallwood Energy providing for net proceeds not less than the amount being repaid. If any part of these advances remained outstanding on January 2, 2008, then on that date the outstanding amount would automatically be converted into preferred partnership interests having the same terms as the existing class of preferred partnership interests. In addition, if any portion of the advances was converted into preferred partnership interests on January 2, 2008, then the New Lender agreed to contribute to Hallwood Energy the same proportion of $4,500,000 in exchange for preferred partnership interests. Hallwood Energy also agreed that if any portion of the agreed funding from HIL or the other existing investor was not made, it would be an event of default under the Senior Secured Credit Facility. HIL advanced $7,500,000 in November 2007, although the other investor did not fulfill its commitment. On January 2, 2008, as per the letter agreement, HIL’s loan was converted into a Class C interest.
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
     On April 3, 2008, Hallwood Energy and Eagle Domestic signed an agreement to settle the litigation between them. Under the agreement, Hallwood Energy will pay to Eagle Domestic $2,000,000 in cash and issue to Eagle Domestic $2,750,000 in equity of Hallwood Energy or a successor entity. Hallwood Energy may defer the payment of the cash and issuance of the equity until the later of the completion of a major financing, or June 30, 2008. If the major financing is in the form of an Initial Public Offering,

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Hallwood Energy will deliver to Eagle Domestic shares of stock. Hallwood Energy will make best efforts to deliver registered shares. If the shares cannot be registered, Hallwood Energy will deliver shares that will be freely tradeable in their principal market within 90 days of the delivery. If the major financing is in the form of a private partnership or joint venture, Hallwood Energy will deliver partnership units to Eagle Domestic. If prior to June 30, 2008, Hallwood Energy or a successor entity has not completed a major financing, but has received bridge financing in the aggregate at least $20,000,000, then Hallwood Energy will pay to Eagle Domestic $500,000 in cash. The payment of $500,000 in cash will extend the date referred to above to September 30, 2008 and will be credited against the $2,000,000 payment if the $2,000,000 cash payment and $2,750,000 in equity is received no later than September 30, 2008. If the $2,000,000 cash payment and $2,750,000 in equity is not received by September 30, 2008, then the $500,000 cash will not be credited against any future judgment or settlement of the proceeding. The trial previously set in the matter will be continued until not earlier than September 30, 2008 and, upon receipt of the amounts contemplated by the settlement agreement, all parties and their affiliates will be fully and finally mutually released from any and all claims the other parties and their affiliates may have.
     In October 2006, Eagle Drilling filed a related lawsuit against Hallwood Energy and Hallwood Petroleum in Oklahoma state court (the “Eagle Drilling Action”) alleging damages of over $1,000,000 in connection with unpaid invoices, unpaid downtime and other damages caused as a result of the mast collapsing. On September 20, 2007, Eagle Drilling filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of Oklahoma.  The Eagle Drilling Action and the Tarrant County Action were converted to adversary proceedings in the Oklahoma Bankruptcy Court and both adversary proceedings were consolidated under one proceeding (the “Consolidated Adversary”), which would be adjudicated in the context of a jury trial to be conducted by the Oklahoma Bankruptcy Court to commence in September 2008.  Hallwood Energy has also brought a claim against Eagle Drilling for return of the approximately $1,688,000 in unearned pre-payment from Eagle Drilling.  On April 7, 2008, Eagle Drilling filed its Motion for Leave to File Amended Complaint in the Consolidated Adversary, seeking to add breach of contract claims to the Consolidated Adversary proceeding against Hallwood Energy and Hallwood Petroleum which were asserted by Eagle Domestic in the Eagle Domestic Adversary, which claims Hallwood Energy and Hallwood Petroleum believes will be conclusively resolved pursuant to the settlement with Eagle Domestic described above.  The damages alleged under the claims which Eagle Drilling seeks to add are purportedly in excess of $20,000,000.  Hallwood Energy and Hallwood Petroleum have filed an Objection to Eagle Drilling’s Motion for Leave to Filed Amended Complaint and have filed a Motion for Leave to File First Amended Complaint in the Consolidated Adversary Proceeding, seeking to assert fraud and fraudulent inducement claims against Eagle Drilling.  Hearings have not been set to hear these motions.  Instead, the Oklahoma Bankruptcy Court will first consider a Motion to Convert the Eagle Drilling Case to one under Chapter 7 of the Bankruptcy Code, filed by Quicksilver Resources, Inc. (and joined by Hallwood Energy and Hallwood Petroleum) at a hearing scheduled for May 20, 2008.
     On May 13, 2008, Eagle Domestic filed an Emergency Motion for Order to Enforce Orders Confirming Plan and Approving Compromise of Controversies and in the Alternative to Show Cause Why Eagle Drilling, LLC Should Not Be Held in Contempt of Same (the “Motion to Enforce”) in the Houston Bankruptcy Court, seeking a ruling from the Houston Bankruptcy Court that Eagle Drilling is in violation of Eagle Domestic’s property rights by attempting to assert the claims which Eagle Drilling seeks to add in the Eagle Drilling Adversary by virtue of the Motion for Leave.  The Motion to Enforce is currently set for hearing in the Houston Bankruptcy Court for May 21, 2008.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT‘S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following table reflects the status of Hallwood Energy’s oil and gas investments as of May 1, 2008:

	Central and
	Eastern	South	West
Description	Arkansas	Louisiana	Texas (a)	Total
Principal focus	Fayetteville Shale	Salt Dome	Barnett and Woodford Shale

Initial funding	3rd Quarter 2005	1st Quarter 2004	3rd Quarter 2004
Company investment				$66,481,000(b)
Company ownership percentage (c)				23%/18%
Net acres held (d)	274,500	(e)	17,300
Operator (f)	Hallwood Energy	Hallwood Energy	Chesapeake

Well type: (g)
Horizontal / directional	25	6	5	36
Vertical	19	—	4	23
Well status:
Producing	24	—	4	28
Drilling	6	1	—	7
Successful / waiting pipeline	—	—	—	—
Evaluating/completing	5	—	4	9
Unsuccessful	9	5	1	15
Net production (Mcf/day)	6,600	—	1,400	8,000

a)	Hallwood Energy owns a 40% working interest in these properties.

b)	Represents $40,960,000 in 2005, $9,427,000 in 2006, $11,093,000 in 2007 and $5,000,000 in January 2008. Excludes $2,961,000 on May 15, 2008.

c)	Before and after consideration of profit interests held by management of Hallwood Energy.

d)	Net acres held is the sum of the total number of acres in which Hallwood Energy owns a working interest multiplied by Hallwood Energy’s fractional working interest.

e)	Hallwood Energy holds leases on approximately 17,000 acres. Based on the results of 3-D seismic data that have been analyzed, approximately 4,000-8,000 acres are expected to be retained for future development.

f)	Hallwood Energy also participates in non-operated wells in Arkansas and Louisiana.

g)	All wells are natural gas wells. Represents the gross number of wells in which Hallwood Energy holds a working interest, both operated and non-operated.
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
     Hallwood Energy commenced drilling activities in the 2006 first quarter and is currently drilling with one rig, with two rigs under a long term contract through 2008. Hallwood Energy executed an amendment with the rig contractor to revise the contract to provide for three rigs in 2007 and two rigs in 2008. Hallwood Energy’s 2008 budget forecasts 15 gross wells to be drilled in this area utilizing the two rigs. Hallwood Gathering, L.P. has in service a 36 mile six, eight and twelve-inch gathering system in White County with a capacity of 15 million cubic feet of gas per day (Mcf/d), with expansion potential to 60 Mcf/d. Natural gas sales began in July 2007.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     South Louisiana
     Hallwood Energy holds leases over approximately 17,000 acres to exploit a salt dome oil and gas opportunity in St. James, Ascension and Assumption parishes. Based on the results of the 3-D seismic data that has been analyzed, approximately 4,000 to 8,000 acres are expected to be retained for future development. Hallwood Energy utilized two rigs on this property. The first rig started in October 2006 and fulfilled its two well commitment. The second rig began drilling in December 2006 and is under contract for two years. The expectations for 2008 are that four or five wells will be drilled. Additional drilling equipment and funding will be assessed and determined based on the results of the wells.
     West Texas
     Hallwood Energy sold a 60% interest and transferred operations in these properties to Chesapeake in July 2006. Chesapeake has drilled to total depth on four wells. Four of these wells are currently producing and selling gas, and four wells are being evaluated or waiting on completion. The 2008 budget calls for these rigs to drill eight or nine gross wells in West Texas.
     Critical Accounting Policies
     There have been no changes to the critical accounting policies identified and set forth in the Company’s Form 10-K for the year ended December 31, 2007.
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
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Consulting fees	$249	$249
Office expenses and administrative services	93	40
Travel expenses	3	8

Total	$345	$297

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
     HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the three months ended March 31, 2008 and 2007, HIL reimbursed the Company $40,000 and $38,000, respectively, for such expenses.
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
     In November 2007, HIL committed to fund $7,500,000 of additional equity to Hallwood Energy no later than November 15, 2007. HIL funded the full $7,500,000 in November under this agreement, with Hallwood Energy executing a promissory note bearing interest at 16% per annum. On January 2, 2008, as per the commitment agreement, the outstanding amount was automatically converted into Hallwood Energy Class C partnership interest.
     In January 2008, HIL loaned $5,000,000 to Hallwood Energy in connection with the $30,000,000 Convertible Note issue. The terms of the Convertible Note agreement are discussed in the section entitled “Investments in Hallwood Energy”. As of May 1, 2008, HIL and one of its affiliated entities have invested $19,156,000 in Hallwood Energy.
     Hallwood Energy. Hallwood Energy shares common offices, facilities and certain staff in its Dallas office with the Company. Hallwood Energy reimburses the Company for its allocable share of the expenses and certain direct energy-related expenses. For the three months ended March 31, 2008 and 2007, Hallwood Energy reimbursed the Company $86,000 and $61,000, respectively for such expenses.
     Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of March 31, 2008 (in thousands):

	Payments Due During the Year Ending December 31,
	2008*	2009	2010	2011	2012	Thereafter	Total
Contractual Obligations
Long term debt	$113	$27	$20,185	$—	$—	$—	$20,325
Redeemable preferred stock	—	—	1,000	—	—	—	1,000
Operating leases	853	791	758	356	371	1,361	4,490

Total	$966	$818	$21,943	$356	$371	$1,361	$25,815

*	For the nine months ended December 31, 2008.
     Estimated interest payments, based on the current principal balances and weighted averages interest rates, assuming the contractual repayment of the term loan debt at their maturity dates and a renewal of the revolving credit facilities at their loan balances as of
March 31, 2008, are $704,000 for the nine months ending December 31, 2008 and $935,000, $934,000, $934,000, and $934,000, for the years ending December 31, 2009 through December 31, 2012, respectively.
     Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005
Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $18,509,000 at March 31, 2008). The base amount will fluctuate in accordance with a formula that increases by the annual amount of the dividend on the preferred stock accrued, currently $1,823,000, and decreases by the amount of the cash dividends actually paid. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000.

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
     Hallwood Energy. The Company’s Hallwood Energy affiliate has various contractual obligations and commercial commitments. At March 31, 2008, such obligations and commitments included $115,000,000 for long-term debt, $32,800,000 for interest, $21,700,000 for long-term rig commitments, $4,750,000 for settlement of litigation and $90,000 for operating leases.
     Financial Covenants
     Brookwood. The principal ratios, required to be maintained under Brookwood’s Working Capital Revolving Credit Facility for the last four quarters are provided below:

		Quarters Ended
		March 31,	December 31,	September 30,	June 30,
Description	Requirement	2008	2007	2007	2007
Total debt to tangible net worth	must be less than 1.50	1.31	1.32	1.41	1.23
Net income	must exceed $1	Yes	Yes	Yes	Yes
     Brookwood was in compliance with its principal loan covenants under the Working Capital Revolving Credit Facility for the first quarter in 2008 and for all interim periods in 2007, although a waiver regarding a pro forma (inclusive of projected dividend) total debt to tangible net worth ratio for the 2007 third quarter was granted to allow a $1,500,000 dividend payment in November 2007.
     Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the Key Bank loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $31,974,000 and $29,180,000 as of March 31, 2008 and December 31, 2007, respectively.
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
     Hallwood Energy is not in compliance with the general and administrative expense covenant at March 31, 2008 and the current ratio covenant as of April 30, 2008 required by the Senior Secured Credit Facility and Junior Credit Facility and has entered into discussions with the New Lender to waive the current default and amend by extending this covenant test into a future period. This amendment is being discussed with the New Lender in conjunction with a potential transaction that would provide financial resources to meet this covenant test for the next 12 months.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Liquidity and Capital Resources
     General. The Company principally operates in the textile products and energy business segments. The Company’s cash position decreased by $2,207,000 during the 2008 first quarter to $5,053,000 as of March 31, 2008. The principal sources of cash in 2008 were $630,000 from operating activities and $2,959,000 from net bank borrowings. The primary uses of cash were $5,000,000 for an additional investment in Hallwood Energy and $796,000 for property, plant and equipment.
     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a $25,000,000 revolving line of credit facility and a $3,000,000 equipment facility with Key Bank. The facilities have a maturity date of January 2010. At March 31, 2008, Brookwood had approximately $4,815,000 of unused borrowing capacity on its revolving line of credit facility and $2,860,000 on its equipment credit facility.
     Brookwood paid cash dividends to the Company of $1,500,000 in the 2008 first quarter and $6,000,000 for all of 2007. In addition, Brookwood made a payment to the Company of $2,190,000 in the 2008 first quarter and $1,591,000 for all of 2007 under its tax sharing agreement. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued profitability and compliance with its loan covenants contained in the revolving credit facility. As Brookwood’s total tangible net worth ratio (1.31 at March 31, 2008) approaches the maximum allowable ratio of 1.50, future payments from Brookwood may be limited. Brookwood was in compliance with the covenants as of March 31, 2008 and for all interim periods in 2007 although a waiver regarding a pro forma (inclusive of projected dividend) total debt to tangible net worth ratio for the 2007 third quarter was granted to allow a $1,5000,000 dividend payment in November 2007. There were no significant additional capital requirements as of March 31, 2008.
     Energy. During 2008, 2007, 2006 and 2005, the Company invested $7,961,000 (including $2,961,000 in May 2008), $11,093,000, $9,427,000 and $40,556,000, respectively in Hallwood Energy, as part of a total equity and debt funding to Hallwood Energy of $69,037,000. In April 2007, Hallwood Energy entered into a $100,000,000 Senior Secured Credit Facility and had drawn $65,000,000 under the new Senior Secured Credit Facility, including $40,000,000 for repayment of the outstanding principal balance of its former loan.
     Prior to the April 2007 funding of the Senior Secured Credit Facility, the Company had loaned $7,000,000 to Hallwood Energy pursuant to demand notes bearing interest at 6% above prime rate. In April 2007, Hallwood Energy made a request for additional capital contributions in the amount of $25,000,000. The Company and Hallwood Energy had agreed that the $7,000,000 amount previously advanced would be applied as the Company’s portion of this capital call. In May 2007, Hallwood Energy repaid $257,000 to the Company, which represented the excess of the amounts advanced over the Company’s share of the capital contribution and related oversubscription.
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
     In January 2008, Hallwood Energy entered into the $30,000,000 Convertible Note agreement, of which $28,839,000 of the convertible subordinated notes had been subscribed for and issued. In addition, Hallwood Energy entered into the $15,000,000 Junior Credit Facility in January 2008 and drew the full $15,000,000 available.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Since March 31, 2008, Hallwood Energy’s expenditures have continued to exceed its revenues. Hallwood Energy also anticipates that it will likely require in excess of $100,000,000 to finance its tentative 2008 operating budget and is in the process of seeking additional capital from external sources. To the extent the Company does not make future capital contributions in proportion to its interest in Hallwood Energy, its percentage ownership interest will be reduced. The actual level of Hallwood Energy’s capital requirements during 2008 and thereafter will depend on a number of factors that cannot be determined at this time, including future gas prices, costs of field operations, the ability to successfully identify and acquire prospective properties and drill and complete wells, access to gathering and transportation infrastructure, and the availability of alternative sources of capital, such as loans from third parties or equity contributions from new investors.
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
     Hallwood Energy is not in compliance with the general and administrative expense covenant at March 31, 2008 and the current ratio covenant as of April 30, 2008 required by the Senior Secured Credit Facility and Junior Credit Facility and has entered into discussions with the New Lender to waive the current default and amend by extending this covenant test into a future period. This amendment is being discussed with the New Lender in conjunction with a potential transaction that would provide financial resources to meet this covenant test for the next 12 months.
     Potential Transaction. As previously disclosed, Hallwood Energy is in the process of seeking additional capital from external sources. This effort is continuing, but financing has not yet been obtained. Hallwood Energy is in the process of negotiating a transaction that would provide additional capital. However, there is no assurance that any such transaction will be completed. If Hallwood Energy is unable to obtain additional funds in the near future, there is substantial doubt about Hallwood Energy’s ability to continue as a going concern.
     Future Liquidity. The Company’s ability to generate cash flow from operations will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. Considering its current cash position, its anticipated cash flow from operations, and an anticipated income tax refund of approximately $12,239,000 in the 2008 fourth quarter, the Company believes it has sufficient funds to meet its liquidity needs. The Company’s management has indicated that it does not currently intend to make additional investments in Hallwood Energy, except in connection with Hallwood Energy’s obtaining additional funds from external sources.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Forward-Looking Statements
     In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in the Company’s Form 10-K for the year ended December 31, 2007 in Item 1A. - Risk Factors. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

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
     In August 2003, the Company’s independent registered public accounting firm provided written communications to management and the audit committee on the need to improve the financial closing process at the Brookwood subsidiary. In April 2004, the Company received a further written communication from the independent registered public accounting firm to management and the audit committee on the continued need to improve the Brookwood financial closing process. In March 2005, April 2006, May 2007 and May 2008, the Company received communications from its independent registered public accounting firm that further improvements in the financial systems and processes at its Brookwood subsidiary are still required. With the addition of new staff, Brookwood’s management believes it has made substantial progress both in the timeliness and accuracy of the closing process. Brookwood has implemented a new order processing, manufacturing cost and inventory control system and it has updated it general ledger system, which is integrating various accounting processes. The new systems will further aid in accelerating and automating the financial closing process.
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
At the Company’s annual meeting of stockholders held on May 7, 2008, stockholders voted on one proposal to elect one director to hold office for three years. The voting results are provided below:

Nominee Director	Voted For	Withheld
Charles A. Crocco, Jr.	1,454,842	40,372
The name of each other director whose term of office as a director continued after the annual meeting is as follows:
Anthony J. Gumbiner
M. Garrett Smith
J. Thomas Talbot
A. Peter Landolfo

5	Other Information

6	Exhibits	None
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED
Dated: May 20, 2008	By:	/s/ Melvin J. Melle
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