Form 10-Q
period 2008-06-30
HALLWOOD GROUP INC
filed 2008-08-14
CIK 355766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _________
For the Period Ended June 30, 2008
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
Title of Class
Series B Redeemable Preferred Stock
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2008, based on the closing price of $67.15 per share on the American Stock Exchange, was $32,865,000.
     1,520,666 shares of Common Stock were outstanding at July 31, 2008.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	June 30,	December 31,
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$5,926	$7,260
Accounts receivable, net
Due from factors	23,817	20,340
Trade and other	6,016	5,521
Related parties	151	249
Inventories, net	22,811	25,028
Federal income tax receivable	12,239	12,239
Deferred income tax, net	971	971
Prepaids, deposits and other assets	521	928

	72,452	72,536

Noncurrent Assets
Investments in Hallwood Energy, net	—	—
Property, plant and equipment, net	14,540	14,443
Deferred income tax, net	3,508	3,629
Other assets	133	137

	18,181	18,209

Total Assets	$90,633	$90,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$12,417	13,602
Guarantee obligation — additional investment in Hallwood Energy	7,290	—
Accrued expenses and other current liabilities	5,161	4,952
State income taxes payable	376	13
Current portion of loans payable	93	158
Payable — additional investment in Hallwood Energy	—	5,000

	25,337	23,725

Noncurrent Liabilities
Long term portion of loans payable	15,248	17,208
Redeemable preferred stock	1,000	1,000

	16,248	18,208

Total Liabilities	41,585	41,933

Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods; outstanding 1,520,666 shares for both periods	240	240
Additional paid-in capital	56,469	56,469
Retained earnings	5,812	5,576
Treasury stock, 875,439 shares for both periods; at cost	(13,473)	(13,473)

Total Stockholders’ Equity	49,048	48,812

Total Liabilities and Stockholders’ Equity	$90,633	$90,745

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007

Revenues
Textile products sales	$91,121	$60,373

Expenses
Textile products cost of sales	66,519	50,247
Administrative and selling expenses	10,766	9,331

	77,285	59,578

Operating income	13,836	795

Other Income (Loss)
Investments in Hallwood Energy
Equity loss	(12,120)	(12,376)
Interest income	—	92
Interest expense	(428)	(509)
Interest and other income	42	236

	(12,506)	(12,557)

Income (loss) before income taxes	1,330	(11,762)
Income tax expense (benefit)	1,094	(3,865)

Net Income (Loss)	$236	$(7,897)

Net Income (Loss) Per Common Share
Basic	$0.16	$(5.21)

Diluted	$0.15	$(5.21)

Weighted Average Shares Outstanding
Basic	1,521	1,517

Diluted	1,523	1,517

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	June 30,
	2008	2007

Revenues
Textile products sales	$47,134	$32,065

Expenses
Textile products cost of sales	33,967	25,958
Administrative and selling expenses	5,553	4,727

	39,520	30,685

Operating income	7,614	1,380

Other Income (Loss)
Investments in Hallwood Energy
Equity loss	(9,159)	(1,873)
Interest income	—	80
Interest expense	(181)	(283)
Interest and other income	24	55

	(9,316)	(2,021)

Income (loss) before income taxes	(1,702)	(641)
Income tax expense (benefit)	(372)	(68)

Net Income (Loss)	$(1,330)	$(573)

Net Income (Loss) Per Common Share
Basic	$(0.87)	$(0.38)

Diluted	$(0.87)	$(0.38)

Weighted Average Shares Outstanding
Basic	1,521	1,517

Diluted	1,521	1,517

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Income (Loss)	$(1,330)	$(573)	$236	$(7,897)

Other Comprehensive Income (Loss)
Previously realized increase in fair value of marketable securities sold during the period	—	—	—	(55)

Comprehensive Income (Loss)	$(1,330)	$(573)	$236	$(7,952))

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity

Balance, January 1, 2008	2,396	$240	$56,469	$5,576	875	$(13,473)	$48,812

Net income	—	—	—	236	—	—	236

Balance, June 30, 2008	2,396	$240	$56,469	$5,812	875	$(13,473)	$49,048

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$236	$(7,897)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity loss from investments in Hallwood Energy	12,120	12,376
Depreciation and amortization	1,156	904
Deferred tax expense (benefit)	121	(4,133)
Excess tax benefits from share-based payment arrangements	—	(275)
Proceeds from sale of marketable securities	—	148
Income from investments in marketable securities	—	(74)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,874)	(3,321)
(Increase) decrease in inventories	2,217	(2,415)
Increase (decrease) in accounts payable	(891)	2,011
Increase in income taxes receivable/payable	444	1,099
Increase (decrease) in accrued expenses and other current liabilities	209	621
Net change in other assets and liabilities	330	12

Net cash provided by (used in) operating activities	12,068	(944)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Hallwood Energy	(9,830)	(9,247)
Investments in property, plant and equipment, net	(1,547)	(721)

Net cash used in investing activities	(11,377)	(9,968)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other bank borrowings and loans payable	(2,025)	(152)
Proceeds from revolving credit facilities, net	—	4,164
Purchase of common stock for treasury	—	(439)
Excess tax benefits from share-based payment arrangements	—	275
Proceeds from exercise of stock options	—	165

Net cash provided by (used in) financing activities	(2,025)	4,013

DECREASE IN CASH AND CASH EQUIVALENTS	(1,334)	(6,899)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,260	10,054

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,926	$3,155

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(unaudited)
Note 1 — Interim Condensed Consolidated Financial Statements, Organization and New Accounting Pronouncements
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
     Textile Products. Textile products operations are conducted through the Company’s wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood’s has three principal subsidiaries:
•	Kenyon Industries, Inc. (“Kenyon”). Kenyon uses the latest technologies and processes in dyeing, finishing, coating and printing of woven synthetic products. At its Rhode Island plant, Kenyon provides quality finishing services for fabrics used in a variety of markets, such as military, luggage and knapsacks, flag and banner, apparel, industrial and sailcloth.

•	Brookwood Laminating Incorporated (“Brookwood Laminating”). Brookwood Laminating, located in Connecticut, uses the latest in processing technology to provide quality laminating services for fabrics used in military clothing and equipment, sailcloth, medical equipment, industrial applications and consumer apparel. Up to seven layers of textile materials can be processed using both wet and dry lamination techniques.

•	Strategic Technical Alliance, LLC (“STA”). STA is part of the Brookwood Marketing division and markets advanced breathable, waterproof laminate and other fabrics primarily for military applications. Continued development of these fabrics for military applications is a key element of Brookwood’s business plan. STA’s operations are gradually being transferred directly to Brookwood.
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
     New Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
Six Months Ended June 30, 2008 and 2007
(unaudited)
having to apply complex hedge accounting provisions. Use of the statement will expand the use of fair value measurements for accounting for financial instruments. Although the Company has not yet elected to present any financial assets or liabilities at fair value under SFAS No. 159, it may choose to do so in the future.
     The Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”) in June 2007. In a stock-based compensation arrangement, employees may be entitled to dividends during the vesting period for nonvested shares or share units and until the exercise date for stock options. These dividend payments generally can be treated as a deductible compensation expense for income tax purposes, thereby generating an income tax benefit for the employer. At issue was how such a realized benefit should be recognized in the financial statements. The EITF has reached a conclusion that an entity should recognize the realized tax benefit as an increase in additional paid-in capital (“APIC”) and that the amount recognized in APIC should be included in the pool of excess tax benefits available to absorb tax deficiencies on stock-based payment awards. EITF 06-11 will be effective prospectively for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of this EITF did not have a material impact on the Company’s financial statements.
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
Note 2 — Inventories
     Inventories, all of which relate to Brookwood, as of the balance sheet dates were as follows (in thousands):

	June 30,	December 31,
	2008	2007

Raw materials	$6,638	$8,084
Work in progress	8,130	8,218
Finished goods	9,131	9,475

	23,899	25,777
Less: Obsolescence reserve	(1,088)	(749)

Total	$22,811	$25,028

Note 3 — Operations of Brookwood Companies Incorporated
     Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval.
     One of Brookwood’s factors announced in March 2008 that it had been negatively impacted by the tightening in the credit markets and was required to draw on its bank credit lines to provide additional liquidity. The factor announced in June 2008 that it acquired additional financing to strengthen its balance sheet and improve and diversify its liquidity and funding. Brookwood is monitoring its factor relationships and developing alternative strategies should economic conditions deteriorate further. As of August 1, 2008, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.
     Sales Concentration. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during both the 2008 and 2007 three month and six month periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $15,112,000 and $29,980,000 in the 2008 second quarter and six

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(unaudited)
month periods, respectively, compared to $8,675,000 and $15,570,000 in 2007. Sales to Tennier represented 32.1% and 27.1% of Brookwood’s net sales in the 2008 and 2007 second quarters, respectively, and 32.9% and 25.8% in the 2008 and 2007 six month periods, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2008. Its relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $5,252,000 and $9,281,000 in the 2008 second quarter and six month periods, respectively, compared to $2,024,000 and $4,230,000 in 2007. Sales to ORC represented 11.1% and 6.3% of Brookwood’s net sales in the 2008 and 2007 second quarters, respectively, and 10.2% and 7.0% in the 2008 and 2007 six month periods, respectively.
     Military sales accounted for $31,981,000 and $60,139,000 in the 2008 second quarters and six month periods, respectively, compared to $16,656,000 and $28,692,000 in 2007. The military sales represented 67.9% and 51.9% of Brookwood’s net sales in the 2008 and 2007 quarters, respectively, and 66.0% and 47.5% in the 2008 and 2007 six month periods, respectively.
     Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At June 30, 2008, cumulative dividends in arrears on the preferred stock amounted to approximately $664,000.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $14,164,000 at June 30, 2008). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.
     Engagement of Financial Advisor. In December 2007, a special committee of the board of directors of the Company engaged a financial advisor to assist it in developing strategic alternatives, including a potential sale, with respect to Brookwood. This initiative is continuing, but there can be no assurance that the special committee will recommend any action with respect to Brookwood or that any transaction will be completed.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(unaudited)
Note 4 — Investments in Hallwood Energy, L.P.
     Investments in Hallwood Energy as of the balance sheet dates were as follows (in thousands):

	As of June 30, 2008			Amount at		Loss for the
	Percent			which carried at		six months ended
	of Class			June 30,	December 31,	June 30,
Description	Owned		Cost	2008	2007	2008	2007

- Class A limited partner interest	25	(a)	$50,384	$—	$—	$—	$(12,374)
- Class C limited partner interest	13		11,084	—	—	—	—
- General partner interest	50		13	—	—	—	(2)
- First Convertible Note	17		5,000	—	—	—	—
- Second Convertible Note
Cash investment	97		4,830	—	—	(4,830)	—
Guarantee to invest additional funds			7,290	—	—	(7,290)	—

Total			$78,601	$—	$—	$(12,120)	$(12,376)

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
     In May 2008 and June 2008, the Company loaned $2,961,000 and $2,039,000, respectively, (for a total of $5,000,000) pursuant to the Equity Support Agreement in connection with the Talisman Energy Transaction (discussed below).
     The Company’s proportionate share of Hallwood Energy’s calendar year 2007 loss would have reduced the carrying value of its investment in Hallwood Energy below zero. The general rule for recording equity losses ordinarily indicates that the investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses, unless the investor provides or commits to provide additional funds to the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee. Although no guarantee or commitment

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(unaudited)
existed at December 31, 2007, the Company loaned $5,000,000 to Hallwood Energy in January 2008 in connection with Hallwood Energy’s issuance of up to $30,000,000 of convertible subordinated notes due January 21, 2011 (the “First Convertible Note”) to provide capital to continue regular ongoing operations. Accordingly, the Company recorded an additional equity loss in 2007 to the extent of the $5,000,000 loan, as the Company had not determined to what extent, if any, that it would advance additional funds to Hallwood Energy.
     In connection with the then ongoing efforts to complete the Talisman Energy Transaction, the Company loaned Hallwood Energy $2,961,000 on May 15, 2008. As of that date, the Company’s management had indicated that it did not intend to make additional investments in Hallwood Energy, except in connection with Hallwood Energy’s obtaining additional funds from external sources. Due to the uncertainties at that time related to the completion of the Talisman Energy Transaction and the Company’s additional investment, if any, the Company recorded an equity loss for the 2008 first quarter to the extent of the $2,961,000 loan. The Company’s carrying value of its Hallwood Energy investment was zero at March 31, 2008.
     As a result of the completion of the Talisman Energy Transaction in June 2008, the Company entered into the Equity Support Agreement with Hallwood Energy which obligated the Company to contribute additional equity or debt capital of $2,039,000 to Hallwood Energy and guarantee an additional amount of up to $7,500,000 in certain circumstances, both of which were accounted for under the Second Convertible Note (discussed below). The Company’s commitment to provide additional financial support, resulted in the recording of an equity loss in the 2008 second quarter of $9,159,000, which included accumulated equity losses that had not been previously recorded, as the Company had reduced the carrying value of its investment to zero. The Company’s carrying value of its Hallwood Energy investment was zero at June 30, 2008.
     Capital Transaction in 2008. As previously disclosed, Hallwood Energy is in the process of seeking additional capital from external sources. In connection with this effort, on June 10, 2008, Hallwood Energy entered into an agreement for the sale and farmout to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and an option to pay up to an additional $65,000,000), and entered into an agreement to provide consulting services to the purchaser for one year (the “Talisman Energy Transaction”). FEI prepaid the consulting services agreement which requires two man-weeks per month of service from two senior executives. The revenues from this agreement will be recognized as earned over the course of the twelve month period.
     Under the sale and farmout agreement between Hallwood Energy and FEI, the purchaser made an initial payment of $60,000,000 for an undivided 10% interest in Hallwood Energy’s specified oil and gas properties and other assets. For each well for which FEI paid any costs, it will earn an additional interest on the specified properties on which the well is located upon payment of each invoice equal to an additional undivided 23.33% if payment occurs prior to FEI paying a cumulative amount of $90,000,000 under the farmout agreement (the “Initial Milestone”), or 13.33% if payment occurs after the Initial Milestone. For other oil and gas properties, FEI will earn an undivided 33.33% interest in such properties immediately upon payment of purchase costs paid by FEI under the farmout agreement. With respect to Hallwood Energy’s other assets, FEI will immediately earn an additional undivided 10% interest in these other assets upon meeting the Initial Milestone and an additional undivided 13.33% interest in these other assets upon payment of a cumulative amount of $125,000,000 under the farmout agreement. FEI will also earn an undivided 33.33% interest in seismic data for which costs are paid by FEI. Hallwood Energy has agreed to deliver assignments for the interests earned under the farmout agreement and has granted a lien and security interest on 33.33% of its assets in favor of FEI as collateral security for the performance of this agreement.
     The parties have agreed to use commercially reasonable efforts to agree upon a budget for each quarterly period during the term of the farmout agreement. Any material variance from the budget requires the prior approval of FEI.
     If Hallwood Energy receives an authorization for expenditure from a third-party operator of its properties and either Hallwood Energy or FEI does not wish to include these operations under the farmout agreement, the other party may proceed at its sole risk and expense. If the participating party recoups its costs, the nonparticipating party will become entitled to receive an interest in the well in the amount of 66.67% if Hallwood Energy is the non-participating party, or 33.33% if FEI is the non-participating party.
     If Hallwood Energy enters into discussions concerning a sale of a material portion of its assets or a change of control, FEI will have the opportunity to submit a proposal to complete the transaction. If Hallwood Energy and FEI do not enter into a definitive agreement for the transaction, Hallwood Energy may pursue other opportunities if the terms are not less favorable to Hallwood Energy than those proposed by FEI.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(unaudited)
     The farmout agreement prohibits Hallwood Energy from entering into a change of control agreement unless the lender under the Senior Secured Credit Facility and Junior Credit Facility waives its rights to demand prepayment, holders of the First Convertible Notes waive their rights of redemption upon a change of control or such indebtedness is required to be repaid or redeemed with funds provided or arranged by the party acquiring or merging with Hallwood Energy in the change of control transaction.
     In connection with the Talisman Energy Transaction, the Company loaned $2,961,000 to Hallwood Energy on May 15, 2008 on terms similar to the First Convertible Note issued in January 2008. Contemporaneously with the signing of the sale and farmout agreement, the Company entered into an Equity Support Agreement (the “Equity Support Agreement”) with Hallwood Energy, under which the Company committed to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The loan of $2,961,000 in May 2008 and an additional loan to Hallwood Energy on June 10, 2008 of $2,039,000 (for a total of $5,000,000) are treated as contributions toward the maximum amount.
     Funds advanced to Hallwood Energy pursuant to the Equity Support Agreement are issued under terms of the Second Convertible Note (discussed below), which are comparable to the First Convertible Note. During June and July 2008, the Company sold $380,000 of the Second Convertible Note to other investors in Hallwood Energy. As of June 30, 2008, $5,000,000 of the Second Convertible Notes were outstanding, of which $4,830,000 was held by the Company and $170,000 was held by other Hallwood Energy investors.
     Hallwood Energy continues to seek additional capital from external sources.
     A further description of Hallwood Energy’s activities during 2007 and 2008 are provided below.
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
     In April 2007, Hallwood Energy entered into a $100,000,000 loan facility (the “Senior Secured Credit Facility”) with a new lender (the “New Lender”), who is an affiliate of one of Hallwood Energy’s investors and drew $65,000,000 from the Senior Secured Credit Facility. The proceeds were used to repay the $40,000,000 balance of Hallwood Energy’s former credit facility, approximately $9,800,000 for a make-whole fee and approximately $500,000 for incremental interest related to the former credit facility, transaction fees of approximately $200,000 and provide working capital. The Senior Secured Credit Facility is secured by Hallwood Energy’s oil and gas leases, matures on February 1, 2010, and bears interest at a rate of the defined LIBOR rate plus 10.75% per annum (increased to LIBOR + 12.75% per annum effective May 1, 2008). An additional 2% of interest is added upon continuance of any defaulting event. The New Lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. In conjunction with executing the Senior Secured Credit Facility, the New Lender resigned its position on Hallwood Energy’s board of directors and assigned its general partner interest to the remaining members.
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
     The Senior Secured Credit Facility contains various financial covenants, including maximum general and administrative expenses and current and proved collateral coverage ratios. In June 2008, the proved collateral coverage ratio test was amended to be effective September 30, 2008, and each quarter thereafter. Non-financial covenants restrict the ability of Hallwood Energy to

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(unaudited)
dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy. In October 2007, Hallwood Energy entered into an amendment of the Senior Secured Credit Facility to modify the calculation of the current ratio to include certain capital funding commitments.
     The Senior Secured Credit Facility contained a make-whole provision whereby Hallwood Energy is required to pay the New Lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2009, exceeds the principal amount on the prepayment date. In June 2008, the facility was amended to extend the make-whole provision to January 31, 2010. The New Lender received warrants exercisable for 2.5% of the partnership interests at an exercise price of 2.5% of 125% of the amount of the total capital contributed to Hallwood Energy at December 31, 2006.
     In January 2008, Hallwood Energy entered into a $30,000,000 convertible subordinated note agreement (the “First Convertible Note”). The First Convertible Note bears interest which accrues at an annual rate of 16%, which is payable on a quarterly basis after the completion of a defined equity offering and subject to the prior full payment of borrowings and accrued interest under the Secured Credit Facilities. The First Convertible Note and accrued interest may be converted into Class C interests on a dollar for dollar basis. If no Class C interests are outstanding, the First Convertible Note may be converted into Class A interests or such comparable securities as may be outstanding at the same exchange ratio as the original Class C interests. Principal and unpaid interest are due on the earlier of January 21, 2011, or upon a defined change of control. A change of control redemption may also result in a make-whole provision whereby Hallwood Energy would pay a premium based on the difference between either $48,300,000 or $45,500,000 and the sum of previously made First Convertible Note principal and accrued interest payments. As of June 30, 2008, $28,839,000 of the First Convertible Notes had been subscribed for and issued, of which the Company subscribed and purchased $5,000,000 in January 2008.
     In connection with the completion of the Talisman Energy Transaction, the Company entered into an option agreement with the New Lender that grants the New Lender an option to purchase the Company’s interest in the First Convertible Note at face value plus accrued interest, exercisable within 90 days commencing with the date of the full and final payment of all obligations and indebtedness owed by Hallwood Energy to the New Lender.
     The First Convertible Note lenders also received warrants exercisable at up to $3,750,000 for an equal dollar amount of Class C interests, or such comparable securities as are outstanding at the time of exercise at the same exchange ratio as the original Class C interests. The warrants are exercisable until January 21, 2011.
     In May 2008, Hallwood Energy entered into a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”), which was underwritten by the Company. The Second Convertible Note was issued in connection with the completion of the Talisman Energy Transaction and the related Equity Support Agreement for $12,500,000. The Second Convertible Note contains interest terms, conversion features and repayment terms comparable to the First Convertible Note described previously. As of June 30, 2008, $5,000,000 of the Second Convertible Note was outstanding, of which $4,830,000 was held by the Company and $170,000 was held by other Hallwood Energy investors.
     In January 2008, Hallwood Energy entered into the $15,000,000 Junior Credit Facility with the New Lender and drew the full amount of the facility. Proceeds were used to fund working capital requirements and future operational activities. Borrowings under both facilities are secured by Hallwood Energy’s oil and gas leases, mature on February 1, 2010, and bear interest at a rate of the defined LIBOR rate plus 10.75% per annum through April 30, 2008, and thereafter increases to 12.75% per annum until loan maturity or prepayment. An additional 2% of interest is added upon continuance of any defaulting event. The New Lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. Hallwood Energy remains bound to a deposit control agreement initiated with the Senior Secured Credit Facility.
     The Junior Credit Facility contains various financial covenants, materially consistent with the Senior Secured Credit Facility, including maximum general and administrative expenditures and current and proved collateral coverage ratios. The proved collateral coverage ratio covenant was scheduled to become effective June 30, 2008, however, in June 2008 the coverage ratio test was amended to be effective September 30, 2008. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(unaudited)
consolidations or engage in certain transactions with affiliates, and otherwise restrict certain Hallwood Energy’s activities.
     The Junior Credit Facility contains a make-whole provision whereby Hallwood Energy is required to pay the New Lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2010, exceeds the principal amount on the prepayment date.
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
     Hallwood Energy was not in compliance with the general and administrative expense covenant at March 31, 2008 and the current ratio covenant as of April 30, 2008 required by the Senior Secured Credit Facility and the Junior Credit Facility and had entered into discussions with the New Lender to waive the default and amend by extending this covenant test into a future period. Hallwood Energy entered into an amendment of the facilities with the New Lender in June 2008 to waive the defaults and amend various covenants.
     In connection with the completion of the Talisman Energy Transaction, Hallwood Energy also agreed to amendments to its credit agreements that, among other things, could result in an increase in interest paid by Hallwood Energy and provides additional covenants. The principal provisions of the amendment and related agreements include the following:
•	The terms of the make-whole provision of the Senior Secured Credit Facility were extended from January 31,2009 to January 31, 2010.

•	Pursuant to a forbearance agreement among Hallwood Energy, FEI, New Lender and others, if Hallwood Energy were in the future to default in any of its obligations under its credit agreements, the New Lender has agreed not to exercise its remedies under the Senior Secured Credit Facility while the farmout agreement is in effect and for a period of 91 days after the termination of the farmout agreement.

•	Hallwood Energy shall pay to the New Lender on a monthly basis, the excess net cash flow, as defined, as additional debt service. Such payments, if any, shall be applied first to repay outstanding fees and expenses, second to accrued and unpaid interest and then to unpaid debt principal. The excess net cash flow is defined as operating revenues less operating expenses, certain general and administrative expenses, and other approved expenditures as defined in the agreement.
     Equity Investments. There are currently three classes of limited partnership interests held in Hallwood Energy:
•	Class C interests bear a 16% priority return which compounds monthly. The priority return will be accrued and become payable when, as and if declared by the general partner of Hallwood Energy. Hallwood Energy does not anticipate paying any distributions in the foreseeable future. All distributions of defined available cash and defined net proceeds from any sales or other disposition of all or substantially all of the then remaining assets of Hallwood Energy which is entered into in connection with, or which will result in, the liquidation of Hallwood Energy (the “Terminating Capital Transaction”) must first be used to reduce any unpaid Class C priority return and capital contributions to zero. Unpaid Class C priority return and capital contributions can be converted into Class A interests based on the ratio of Class C contributions to the sum of Class A contributions and the Class C limited partner’s Class C partnership interest designated by the Class C limited partner to be converted into Class A partnership interest. The Class C capital contributions were $84,422,000 and unpaid priority returns were $13,328,000 at June 30, 2008.

•	Class A interests have certain voting rights and with the general partner would receive 100% of the distributions of available cash and net proceeds from Terminating Capital Transactions subsequent to the payment of all unpaid Class C priority return and of all Class C capital contributions until the unrecovered capital accounts of each Class A partner

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(unaudited)
interest is reduced to zero, and thereafter share in all future distributions of available cash and net proceeds from Terminating Capital Transactions with the holders of the Class B interests.
•	Class B interests represent vested net profit interests awarded to key individuals by Hallwood Energy. At June 30, 2008 and December 31, 2007, outstanding Class B interests had rights to receive 20.0% and 18.6%, respectively, of distributions of defined available cash and net proceeds from Terminating Capital Transactions after the unpaid Class C priority return and capital contributions and the unreturned Class A and general partner capital contributions have been reduced to zero.
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
     Litigation. In 2006, Hallwood Energy and Hallwood Petroleum entered into two two-year contracts (the “Contracts”) with Eagle Drilling, LLC (“Eagle Drilling”), under which the contractor was to provide drilling rigs and crews to drill wells in Arkansas. In August 2006, one of the masts on the rigs provided under the Contracts collapsed. Hallwood Energy and Hallwood

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(unaudited)
Petroleum requested the contractor to provide assurances that the mast on the other rig, and any mast provided to replace the collapsed mast, were safe and met the requirements of the Contracts. These Contracts were subsequently assigned by Eagle Drilling to Eagle Domestic Drilling Operations, L.L.C. (“Eagle Domestic”) in August 2006.
     When the contractor refused to provide assurances, Hallwood Energy and Hallwood Petroleum notified the contractor that the Contracts were terminated and in September 2006, filed Hallwood Petroleum, LLC and Hallwood Energy, L.P. v. Eagle Drilling, LLC and Eagle Domestic Drilling Operations, LLC, in the 348th District Court of Tarrant County to recover funds previously deposited with the contractor under the Contracts. Eagle Domestic and its parent then filed for Chapter 11 bankruptcy protection in Texas. After the filing of its bankruptcy case, Eagle Domestic filed an adversary action against Hallwood Energy and Hallwood Petroleum in the bankruptcy proceeding to recover unspecified damages.
     On April 3, 2008, Hallwood Energy and Eagle Domestic signed an agreement to settle the litigation between them. Under the agreement, Hallwood Energy agreed to pay to Eagle Domestic $2,000,000 in cash and issue to Eagle Domestic $2,750,000 in equity of Hallwood Energy or a successor entity, which was accrued by Hallwood Energy at March 31, 2008. Hallwood Energy may defer the payment of the cash and issuance of the equity until the later of the completion of a major financing, or June 30, 2008. If the major financing is in the form of an Initial Public Offering, Hallwood Energy will deliver to Eagle Domestic shares of stock. Hallwood Energy will make best efforts to deliver registered shares. If the shares cannot be registered, Hallwood Energy will deliver shares that will be freely tradeable in their principal market within 90 days of the delivery. If the major financing is in the form of a private partnership or joint venture, Hallwood Energy will deliver partnership units to Eagle Domestic. If prior to June 30, 2008, Hallwood Energy or a successor entity had not completed a major financing, but received bridge financing in the aggregate at least $20,000,000, then Hallwood Energy agreed to pay to Eagle Domestic $500,000 in cash. Such payment was made. The payment of $500,000 in cash extended the date referred to above to September 30, 2008 and will be credited against the $2,000,000 payment if the $2,000,000 cash payment and $2,750,000 in equity is received no later than September 30, 2008. If the $2,000,000 cash payment and $2,750,000 in equity is not received by September 30, 2008, then the $500,000 cash will not be credited against any future judgment or settlement of the proceeding. The trial previously set in the matter will be continued until not earlier than September 30, 2008 and, upon receipt of the amounts contemplated by the settlement agreement, all parties and their affiliates will be fully and finally mutually released from any and all claims the other parties and their affiliates may have.
     In October 2006, Eagle Drilling filed a related lawsuit against Hallwood Energy and Hallwood Petroleum in Oklahoma state court (the “Eagle Drilling Action”) alleging damages of over $1,000,000 in connection with unpaid invoices, unpaid downtime and other damages caused as a result of the mast collapsing. Eagle Drilling has also alleged additional claims for breach of contract, negligence and tortious breach of contract. In September 2007, Eagle Drilling filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of Oklahoma. Hallwood Energy has brought a claim against Eagle Drilling for return of the approximately $1,688,000 in unearned pre-payment from Eagle Drilling.
     Eagle Drilling has also alleged new claims, of which $22,900,000 in claims are believed to have been specifically assigned to Eagle Domestic. Specifically, these new claims seek in excess of $24,000,000 in damages for breach of the contracts, a negligence claim for damages to a drilling rig which Eagle Drilling did not own, tortious breach of contract, tortious interference with Eagle Drilling’s relationships with other parties, and tortious business disparagement and defamation. Hallwood Energy believes these claims are without merit. After discussions with Hallwood Energy, Eagle Domestic has filed a motion in the Texas bankruptcy court asserting that it is the sole owner of the claims for breach of contract that it settled with Hallwood Energy and seeking to compel Eagle Drilling to show cause why it should not be held in contempt for its efforts to assert those claims in a separate court. That motion was considered by the Texas bankruptcy court on May 21, 2008. At that hearing, the Texas bankruptcy court determined that it does have jurisdiction to consider and rule on whether Eagle Drilling is violating the settlement agreement that it entered into with Eagle Domestic in May 2007 and/or the broad injunction under Eagle Domestic’s confirmed Chapter 11 Plan. In order to make this determination, the Texas bankruptcy court conducted a trial on June 17, 18 and 30, 2008, at which the court considered evidence on Eagle Drilling’s allegations that Hallwood terminated the Contracts prior to the August 25th assignment of same to Eagle Domestic resulting in an Eagle Drilling “account receivable,” which was carved out of the assignment to Eagle Domestic. At the conclusion of the trial, the Texas bankruptcy court took the matter under advisement and has not yet ruled.
     Further, in the Eagle Drilling bankruptcy proceeding in Oklahoma, Quicksilver Resources, Inc. (“Quicksilver”) filed a Motion to Convert the case from one under Chapter 11 to a case under Chapter 7. Hallwood Energy joined Quicksilver in the relief requested in the Motion. On May 20, 2008, the Oklahoma bankruptcy court considered the Motion to Convert, and instead of converting the case to a Chapter 7 liquidation case, ordered that an examiner/expert witness would be appointed to examine and report to the court on fraudulent transfers alleged to have been made by Eagle Drilling to, or for the benefit of Eagle Drilling’s

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(unaudited)
insiders and affiliates (i.e. Rodney Thornton, Second Bridge, LLC, Thornton Oilfield Holdings, LLC, et al.). The Oklahoma bankruptcy court may also authorize the examiner/expert witness to evaluate the bona fides of the claims Eagle Drilling has initiated and seeks to initiate against Hallwood and Quicksilver. On June 30, 2008, the Oklahoma bankruptcy court appointed L. Win Holbrook as the examiner/expert witness to evaluate and report to the Oklahoma bankruptcy court on the issue set forth in the preceding sentence. Although Mr. Holbrook’s initial report was due by July 30, 2008, in response to a request for extension of this deadline from Mr. Holbrook, the report is now due by August 29, 2008. On August 7, 2008, Eagle Drilling filed a motion to vacate an agreed order entered in February 2008 by the Oklahoma bankruptcy court which, among other things, ordered that certain claims and causes of action by and between Hallwood Energy and Eagle Drilling were to be adjudicated in the context of a jury trial in the Oklahoma bankruptcy court. Hallwood Energy’s response deadline to that motion is August 22, 2008, and no hearing has yet been set on the motion. Hallwood Energy and Hallwood Petroleum are currently unable to determine the impact that this litigation may have on its results of operations or its financial position.
     Going Concern. Hallwood Energy is continuing to seek additional capital, however, there is no assurance that any such transaction will be completed. If FEI does not elect to fund a substantial portion of the remaining $65,000,000 contemplated under the farmout agreement and Hallwood Energy is unable to obtain additional funds, there is substantial doubt about Hallwood Energy’s ability to continue as a going concern.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(unaudited)
     The following table sets forth summarized financial data for Hallwood Energy, L.P. (in thousands):

	June 30,	December 31,
	2008	2007
Balance Sheet Data
Cash and cash equivalents	$20,406	$2,372
Restricted cash	24,811	—
Oil and gas properties, net	122,048	107,248
Total assets	175,580	115,678
Notes payable (including make-whole fee)	160,111	101,990
Total liabilities	220,807	146,516
Partners’ capital (deficiency)	(45,227)	(30,838)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Statement of Operations Data
Revenues
Natural gas sales	$7,580	$—	$11,815	$—
Facility income	461	—	789	—

	8,041	—	12,604	—

Expenses
Impairment of oil and gas properties	—	—	—	31,680
General and administrative expenses	2,334	1,690	6,422	3,349
Depreciation and depletion	1,903	59	3,930	122
Operating expenses	1,360	85	2,049	89
Litigation settlement	13	—	4,763	—

	5,610	1,834	17,164	35,240

Operating income (loss)	2,431	(1,834)	(4,560)	(35,240)

Other Income and Expense Interest expense	(14,292)	(5,675)	(17,651)	(14,202)
Interest and other income	261	50	323	184

	(14,031)	(5,625))	(17,328)	(14,018)

Net Loss	$(11,600)	$(7,459)	$(21,888)	$(49,258)

Note 5 — Loans Payable
     Loans payable, all of which relate to Brookwood, at the balance sheet dates were as follows (in thousands):

	June 30,	December 31,
	2008	2007
Working capital revolving credit facility, interest at Libor +1.25% - 1.75% or Prime, due January 2010	$15,248	$17,181
Equipment term loans, interest at various rates, due at various dates through April 2009	93	185

Total	15,341	17,366
Current portion	(93)	(158)

Noncurrent portion	$15,248	$17,208

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(unaudited)
     Working Capital Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $25,000,000 (increased from $22,000,000 in December 2007) with Key Bank National Association (the “Working Capital Revolving Credit Facility”). Borrowings are collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The facility bears interest at Brookwood’s option of Prime, or Libor plus 1.25% - 1.75% (variable depending on compliance ratios) and contains various covenants. The interest rate was a blended rate of 4.37% and 6.73% at June 30, 2008 and December 31, 2007, respectively. The outstanding balance was $15,248,000 at June 30, 2008 and Brookwood had $9,752,000 of borrowing availability under this facility.
     Equipment Term Loans. Brookwood has a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank. Interest rates for the equipment term loans varied between 4.23% and 8.20% with a blended rate of 4.60% and 6.53% at June 30, 2008 and December 31, 2007, respectively. The outstanding balance was $93,000 at June 30, 2008 and Brookwood had $2,907,000 of borrowing availability under this facility.
     Loan Covenants. The Working Capital Revolving Credit Facility provides for a maximum total debt to tangible net worth ratio and a covenant that Brookwood shall maintain a quarterly minimum net income of not less than one dollar. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement. As of the end of all interim periods in 2008 and 2007 and as of December 31, 2007, Brookwood was in compliance with its principal loan covenants, although a waiver regarding a pro forma (inclusive of projected dividend) total debt to tangible net worth ratio for the 2007 third quarter was granted to allow a $1,500,000 dividend payment in November 2007 and an amendment to the loan agreement was entered into in June 2008 to allow a $4,800,000 dividend payment in June 2008 and restrict the total dividends from Brookwood for 2008 to $9,300,000.
     Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the Key Bank loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $32,622,000 and $29,180,000 as of June 30, 2008 and December 31, 2007, respectively.
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
     At June 30, 2008, there were 4,500 fully vested outstanding options that expire in May 2010. The 1995 Stock Option Plan terminated on June 27, 2005. Options issued prior to the termination were not affected; however, no new options can be issued under the 1995 Plan.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(unaudited)
     There was no option activity for the six months ended June 30, 2008 and status of outstanding options are as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value

Outstanding, January 1, 2008	4,500	$10.31

Granted	—
Exercised	—
Forfeited	—

Outstanding, June 30, 2008	4,500	$10.31	1.92	$256,000

Options exercisable and vested at June 30, 2008	4,500		1.92	$256,000

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2008 second quarter ($67.15 per share) and the exercise price, multiplied by the number of options).
Note 7 — Income Taxes
     Following is a schedule of the income tax expense (benefit) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Federal
Deferred	$(686)	$(297)	$121	$(4,091)
Current	—	—	—	—

Sub-total	(686)	(297)	121	(4,091)

State
Deferred	—	—	—	(43)
Current	314	229	973	269

Sub-total	314	229	973	226

Total	$(372)	$(68)	$1,094	$(3,865)

     The net deferred tax asset was $4,479,000 and $4,600,000 at June 30, 2008 and December 31, 2007, respectively. The deferred tax asset at June 30, 2008 was comprised of $1,720,000 attributable to temporary differences that, upon reversal, can be utilized to offset income from operations, $1,915,000 attributable to a net operating loss carryforward from 2007, and $844,000 of alternative minimum credits. The December 31, 2007 amount was attributable to temporary differences of $1,720,000, a net operating loss carryforward of $2,036,000 and $844,000 of alternative minimum tax credits. The effective federal tax rate in both periods was 34%. State taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     The federal income tax receivable, attributable to the anticipated carryback of its 2007 taxable loss, was $12,239,000 at June 30, 2008 and December 31, 2007. The Company expects to file a carryback of its 2007 taxable loss in September 2008 to obtain the refund.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(unaudited)
Note 8 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments in thousands):
     Supplemental schedule of non-cash investing and financing activities:

	Six Months Ended
	June 30,
Description	2008	2007

Change in payable — additional investment in Hallwood Energy	$7,290	$—

Increase (decrease) in accrued capital expenditures in accounts payable	$294	$57

Previously realized increase in fair value of marketable securities sold during the period	$—	$(55)

Income tax effect from exercise of stock options:
Income taxes payable	$—	$275
Additional paid-in capital	—	(275)

	$—	$—

Supplemental disclosures of cash payments:

Income taxes paid (refunded)	$529	$(832)
Interest paid	433	547

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(unaudited)
Note 9 — Computation of Income (Loss) Per Common Share
The following table reconciles weighted average shares outstanding from basic to diluted methods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Description	2008	2007	2008	2007

Weighted Average Shares Outstanding
Basic	1,521	1,517	1,521	1,517
Potential shares from assumed exercise of stock options	—	—	5	—
Potential repurchase of shares from stock option proceeds	—	—	(3)	—

Diluted	1,521	1,517	1,523	1,517

Net Income (Loss)
Basic and diluted	$(1,330)	$(573)	$236	$(7,897)

     Due to the losses in the 2007 periods, potential shares from assumed exercise of stock options in the amounts of 7,000 and 7,000 shares for the three month and six month periods in 2007, respectively, were antidilutive. No shares were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2008.
Note 10 — Related Party Transactions
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
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Consulting fees	$249	$249	$498	$498
Office space and administrative services	59	34	152	74
Travel expenses	33	8	36	16

Total	$341	$291	$686	$588

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
     HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the three months ended June 30, 2008 and 2007, HIL reimbursed the Company $40,000 and $37,000, respectively, for such expenses. For the six months ended June 30, 2008 and 2007, HIL reimbursed the Company $80,000 and $75,000, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(unaudited)
     In April 2007, HIL committed to fund one-half of potential additional equity or subordinated debt funding calls by Hallwood Energy totaling $55,000,000, or $27,500,000, to the extent other investors, including the Company, did not respond to a call. In June 2007, HIL funded that portion of the Company’s share of the May Call that the Company did not fund in the amount of $2,591,000 and contributed, along with the Hallwood Energy’s lender, an additional amount in August 2007 to fully satisfy the May Call, to the extent other Hallwood Energy investors did not respond to the May Call. In September 2007, HIL funded that portion of the Company’s share of the August Call in the amount of $1,842,000 that the Company did not fund and contributed an additional amount, along with the lender, in September 2007 to fully satisfy the August Call, to the extent other Hallwood Energy investors did not respond to the August Call. In September 2007, the $55,000,000 commitment from HIL and the lender expired as a result of the receipt of sufficient equity contributions from the April Call, May Call and August Call.
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
     In January 2008, HIL loaned $5,000,000 to Hallwood Energy in connection with the $30,000,000 First Convertible Note issue. The terms of the First Convertible Note agreement are discussed in the section entitled “Investments in Hallwood Energy”. As of August 1, 2008, HIL and one of its affiliated entities have invested $19,156,000 in Hallwood Energy.
     Hallwood Energy. Hallwood Energy shares common offices, facilities and certain staff in its Dallas office with the Company. Hallwood Energy reimburses the Company for its allocable share of the expenses and certain direct energy-related expenses. For the three months ended June 30, 2008 and 2007, Hallwood Energy reimbursed the Company $119,000 and $65,000 for such expenses, respectively. For the six months ended June 30, 2008 and 2007, Hallwood Energy reimbursed the Company $204,000 and $125,000, respectively.
Note 11 — Litigation, Contingencies and Commitments
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
          On July 31, 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that the defendants infringed five United States patents pertaining to internally-coated webs: U.S. Patent No. 5,418,051; 5,856,245; 5,869,172; 6,071,602 and 6,129,978. On October 3, 2007, the U.S. District Court dismissed The Hallwood Group Incorporated from the lawsuit. Brookwood timely answered the lawsuit. Nextec recently sought leave of court to add two additional patents to the lawsuit: U.S. Patent No. 5,954,902 and 6,289,841. The Court held a telephone hearing on August 7, 2008 and indicated that it intended to grant leave to Nextec to amend the complaint and allow additional time for discovery. To date, no amended complaint has been formally filed or served, and no order has been entered granting formal leave to amend the complaint. Brookwood intends to vigorously defend all claims.
     Hallwood Energy. As a significant investor in Hallwood Energy, the Company may be impacted by litigation involving Hallwood Energy. Refer to Note 4 for a further description of certain litigation involving Hallwood Energy.
     Environmental Contingencies. A number of jurisdictions in which the Company operates have adopted laws and regulations relating to environmental matters. Such laws and regulations may require the Company to secure governmental permits and approvals and undertake measures to comply therewith. Compliance with the requirements imposed may be time-consuming and costly. While environmental considerations, by themselves, have not significantly affected the Company’s business to date, it is possible that such considerations may have a significant and adverse impact in the future. The Company actively monitors its

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(unaudited)
environmental compliance and while certain issues arise from time to time, management is not presently aware of any compliance issues which will significantly impact the financial position, operations or cash flows of the Company.
     In August 2005, the Rhode Island Department of Health (“RIDOH”) issued a compliance order to Kenyon, alleging that Kenyon is a non-community water system and ordering Kenyon to comply with the RIDOH program for public water supply systems. Kenyon contested the compliance order and an administrative hearing was held in November 2005. No decision has been rendered by RIDOH. However, by letter dated July 23, 2008, the United States Environmental Protection Agency (“EPA”) advised Kenyon that it is the EPA’s position that the Kenyon facility is a “Public Water System” and is subject to the regulations of the “Safe Drinking Water Act”. Kenyon is currently reviewing the actions necessary to comply with the aforementioned regulations. Compliance will require revamping the plant’s water supply system which will require an anticipated minimum cost of $100,000.
     In August 2005, Kenyon received a Notice of Alleged Violation from The Rhode Island Department of Environmental Management (“RIDEM”) that alleged that Kenyon had failed to comply timely with a requirement to test the destruction efficiency of a thermal oxidizer at its Kenyon plant. The notice further alleged that when the test was conducted, the equipment did not operate at the required efficiency. Since that time, Kenyon upgraded and retested the equipment and demonstrated compliance with the destruction efficiency requirement. RIDEM requested additional information regarding the testing and Kenyon’s remedial actions, which Kenyon provided.
     In February 2007, RIDEM issued a formal Notice of Violation (“NOV”) on the above matter, seeking a $14,000 fine. Kenyon requested an informal hearing to dispute the allegations in the NOV and the fine. An informal hearing was held in March 2007 and a Consent Agreement was executed. A $9,500 fine was remitted to RIDEM to close this matter.
     In June 2007, RIDEM issued a NOV to Kenyon, alleging that Kenyon violated certain provisions of its wastewater discharge permit and seeking an administrative penalty of $79,000. Kenyon filed an Answer and Request for Hearing in which it disputed certain allegations in the NOV and the amount of the penalty. An informal meeting was held with RIDEM in August 2007. Following settlement negotiations, a Consent Agreement was executed which required payment of a $5,000 fine and agreement by Kenyon to perform two Supplemental Environmental Projects (“SEPs”) at a total cost of $161,000. As of July 31, 2008, one SEP was completed, and engineering plans for the second SEP were submitted to RIDEM for review and approval. It is anticipated that these plans will be approved and the second SEP will be completed by the fall of 2008, in accordance with the schedule set forth in the Consent Agreement.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(unaudited)
Note 12 — Segments and Related Information
     The following represents the Company’s reportable segment operations for the three months and six months ended June 30, 2008 and 2007, respectively (in thousands):

	Textile
	Products	Energy	Other	Consolidated
Three months ended June 30, 2008
Total revenue from external sources	$47,134			$47,134

Operating income (loss)	$8,738	$—	$(1,124)	$7,614
Other income (loss), net	(181)	(9,159)	24	(9,316)

Income (loss) before income taxes	$8,557	$(9,159)	$(1,100)	$(1,702)

Three months ended June 30, 2007
Total revenue from external sources	$32,065			$32,065

Operating income (loss)	$2,653	$—	$(1,273)	$1,380
Other income (loss), net	(284)	(1,793)	56	(2,021)

Income (loss) before income taxes	$2,369	$(1,793)	$(1,217)	$(641)

Six months ended June 30, 2008
Total revenue from external sources	$91,121			$91,121

Operating income (loss)	$16,141	$—	$(2,305)	$13,836
Other income (loss), net	(428)	(12,120)	42	(12,506)

Income (loss) before income taxes	$15,713	$(12,120)	$(2,263)	$1,330

Six months ended June 30, 2007
Total revenue from external sources	$60,373			$60,373

Operating income (loss)	$3,151	$—	$(2,356)	$795
Other income (loss), net	(510)	(12,284)	237	(12,557)

Income (loss) before income taxes	$2,641	$(12,284)	$(2,119)	$(11,762)

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
     While Brookwood has enjoyed substantial growth in its military business, there is no assurance this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been more volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $31,981,000 and $60,139,000 for the 2008 second quarter and six month periods, respectively, were 92.0% and 109.6% higher than the comparable periods in 2007 of $16,656,000 and $28,692,000.
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
     The textile products business is not interdependent with the Company’s other business operations. The Company does not guarantee the Brookwood bank facilities and is not obligated to contribute additional capital.
     Engagement of Financial Advisor. In December 2007, a special committee of the board of directors of the Company engaged a financial advisor to assist it in developing strategic alternatives, including a potential sale, with respect to Brookwood. This initiative is continuing, but there can be no assurance that the special committee will recommend any action with respect to Brookwood or that any transaction will be completed.
     Energy. Hallwood Energy is a privately held independent oil and gas limited partnership and operates as an upstream energy company engaging in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. Hallwood Energy conducts its energy activities from its corporate office located in Dallas, Texas and production offices in Searcy, Arkansas and Lafayette, Louisiana. Hallwood Energy’s results of operations are and will be largely dependent on a variety of factors, including, but not limited to fluctuations in natural gas prices; success of its drilling activities; the ability to transport and sell its natural gas; regional and national regulatory matters; and the ability to secure, and price of, goods and services necessary to develop its oil and gas leases. As of June 30, 2008, the Company owned approximately 22% of the blended Class A and Class C limited partner interests (18% after consideration of profit interests) of Hallwood Energy.
     In June 2008, Hallwood Energy entered into an agreement for the sale and farmout to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc. of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and an option to pay up to an additional $65,000,000), and entered into an agreement to provide consulting services to the purchaser for one year (the “Talisman Energy Transaction”).
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
     Results of Operations
     The Company reported a net loss for the 2008 second quarter of $1,330,000, compared to a net loss of $573,000 in 2007. Revenue for the 2008 second quarter was $47,134,000, compared to $32,065,000 in 2007.
     Net income for the 2008 six month period was $236,000, compared to a net loss of $7,897,000 in 2007. Revenue for the 2008 six month period was $91,121,000, compared to $60,373,000 in 2007.
     Revenues
     Textile products sales of $47,134,000 increased by $15,069,000, or 47.0%, in the 2008 second quarter, compared to $32,065,000 in 2007. Sales for the six month period increased by $30,748,000, or 50.9%, to $91,121,000, compared to $60,373,000 in 2007. The increases in the 2008 periods were principally due to an increase of sales of specialty fabric to U.S. military

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
contractors, as a result of increased orders from the military to Brookwood’s customers. Military sales accounted for $31,981,000 and $60,139,000 in the 2008 second quarter and six month periods, respectively, compared to $16,656,000 and $28,692,000 in 2007. The military sales represented 67.9% and 51.9% of Brookwood’s net sales in the 2008 and 2007 second quarters, respectively, and 66.0% and 47.5% in the 2008 and 2007 six month periods, respectively.
     Sales to one customer, Tennier Industries, Inc. (“Tennier”) accounted for more than 10% of Brookwood’s net sales during both the 2008 and 2007 three month and six month periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $15,112,000 and $29,980,000 in the 2008 second quarter and six month periods, respectively, compared to $8,675,000 and $15,570,000 in 2007. Sales to Tennier represented 32.1% and 27.1% of Brookwood’s net sales in the 2008 and 2007 quarters, respectively, and 32.9% and 25.8% in the 2008 and 2007 six month periods, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”) accounted for more than 10% of Brookwood’s sales in 2008. Its relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $5,252,000 and $9,281,000 in the 2008 second quarter and six month periods, respectively, compared to $2,024,000 and $4,230,000 in 2007. Sales to ORC represented 11.1% and 6.3% of Brookwood’s net sales in the 2008 and 2007 quarters, respectively, and 10.2% and 7.0% in the 2008 and 2007 six month periods, respectively.
     Expenses
     Textile products cost of sales of $33,967,000 for the 2008 second quarter increased by $8,009,000, or 30.9%, compared to $25,958,000 in 2007. For the six month periods, textile products cost of sales of $66,519,000 for 2008 increased by $16,272,000, or 32.4%, compared to $50,247,000 in 2007. The 2008 increases principally resulted from material and labor costs associated with the higher sales volume, and changes in product mix and utility costs, which increased 59% and 56% in the 2008 second quarter and six month periods compared to the 2007 periods. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network and associated manufacturer’s rebates. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
     The increased gross profit margin for the 2008 second quarter, 27.9% versus 19.0%, and for the 2008 six month period, 27.0% versus 16.8%, principally resulted from higher sales volume, changes in product mix and manufacturing efficiencies such as reductions to material working loss.
     Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Textile products	$4,428	$3,454	$8,461	$6,975
Corporate	1,125	1,273	2,305	2,356

Total	$5,553	$4,727	$10,766	$9,331

     Textile products administrative and selling expenses of $4,428,000 for the 2008 second quarter increased by $974,000, or 28.2%, from 2007. For the six months, selling and administrative expenses increased by $1,486,000, or 21.3%, compared to 2007. The increase for the 2008 second quarter from the 2007 quarter was primarily attributable to $908,000 of employee related expenses (e.g. salaries and benefits) related to the higher sales volume, as well as in support of increased compliance requirements for Sarbanes-Oxley and environmental matters, $80,000 of increased factor commissions due to a higher volume of factored billings, $132,000 in research and development costs and $245,000 of legal and professional fees. Expense increases for the 2008 second quarter were partially offset by reductions of $120,000 in samples and $73,000 in bad debt provision. The increase for the 2008 six month period was primarily attributable to $1,100,000 of employee related expenses related to higher sales volume, as well as in support of increased compliance requirements for Sarbanes-Oxley and environmental matters, $161,000 of increased factor commissions, $210,000 in research and development costs and $295,000 of legal and professional fees. Expense increases for the 2008 six month period were partially offset by reductions of $93,000 in samples, $70,000 in bad debt provision, and $128,000 of one-time 2007 first quarter relocation expenses related to Brookwood Laminating’s move to Connecticut. The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
production of innovative products and technologies. Research and development costs were approximately $459,000 and $327,000 in the 2008 and 2007 six month periods, respectively.
     Corporate administrative expenses decreased $148,000, or 11.6%, for the 2008 second quarter, compared to 2007. For the six months, corporate expenses decreased $51,000, or 2.2%, compared to 2007. The decreases were principally attributable to a decrease in Sarbanes-Oxley costs of $175,000 and $162,000 for the three and six month periods, respectively, partially offset by increased professional fees of $6,000 and $33,000 for the three month and six month periods, respectively, including costs related to the special committee’s activities in considering the Company’s investment in Hallwood Energy and strategic alternatives with respect to Brookwood.
     Other Income (Loss)
     Equity loss from the Company’s investments in Hallwood Energy, attributable to the Company’s share of loss in Hallwood Energy, was $9,159,000 in the 2008 second quarter, compared to $1,873,000 in 2007. The equity loss for the 2008 six month period was $12,120,000, compared to $12,376,000 in 2007. In the 2008 second quarter, Hallwood Energy reported a loss of $11,600,000, which included a noncash expense of $14,292,000 attributable to the potential make-whole fee that would be payable upon any future prepayment of notes payable that were amended in connection with the Talisman Energy Transaction. In the 2007 second quarter, Hallwood Energy reported a loss of $41,799,000, which included an impairment of $31,680,000 associated with its oil and gas properties and an accrual of $7,100,000 as a portion of a make-whole fee in connection with a May 2007 prepayment of Hallwood Energy’s former credit facility. The make-whole fee was included in interest expense. The Company recorded the equity losses in the 2008 periods to the extent of loans it made to Hallwood Energy in 2008 of $4,830,000 and a guarantee to invest additional funds up to $7,290,000 and reduced its carrying value of its investment in Hallwood Energy to zero. For the 2008 six month period, Hallwood Energy reported a loss of $21,888,000, compared to loss of $49,258,000 for the 2007 six month period. As of June 30, 2008, the Company’s proportionate share of Hallwood Energy’s accumulated losses that have not been recognized is approximately $3,104,000, based upon a 25% Class A ownership percentage.
     The Company earned interest income of $80,000 and $92,000 for the 2007 second quarter and six month periods, respectively, accrued but not paid in cash on loans it made to Hallwood Energy in the period from March to May 2007.
     Interest expense was $181,000 and $428,000 in the 2008 second quarter and six month periods, respectively, compared to $283,000 and $509,000 in the 2007 periods. Interest expense principally relates to Brookwood’s Key Bank revolving credit facility. The decreases in interest expense were principally due to lower interest rates.
     Interest and other income was $24,000 and $42,000 in the 2008 second quarter and six month periods, respectively, compared to $55,000 and $236,000 in 2007. The 2008 decreases were principally due to a gain in the amount of $74,000 from the sale of a marketable security sold in March 2007, and reduced interest income earned on lower balances of cash and cash equivalents.
     Income Taxes
     Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Federal
Deferred	$(686)	$(297)	$121	$(4,091)
Current	—	—	—	—

Sub-total	(686)	(297)	121	(4,091)

State
Deferred	—	—	—	(43)
Current	314	229	973	269

Sub-total	314	229	973	226

Total	$(372)	$(68)	$1,094	$(3,865)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     At June 30, 2008, the deferred tax asset was attributable to temporary differences, that upon reversal, could be utilized to offset income from operations, a net operating loss carryforward and alternative minimum tax credits. The effective federal tax rate in both periods was 34%, while state taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     Investments in Hallwood Energy
     At June 30, 2008, the Company owned approximately 22% of the blended Class A and Class C limited partner interests (18% after consideration of profit interests) of Hallwood Energy. The Company accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions as appropriate.
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
     The Company’s proportionate share of Hallwood Energy’s calendar year 2007 loss would have reduced the carrying value of its investment in Hallwood Energy below zero. The general rule for recording equity losses ordinarily indicates that the investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses unless the investor provides or commits to provide additional funds in the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee. Although no guarantee or commitment existed at December 31, 2007, the Company loaned $5,000,000 to Hallwood Energy in January 2008 in connection with Hallwood Energy’s issuance of up to $30,000,000 of convertible subordinated note due January 21, 2011 (the “First Convertible Note”) to provide capital to continue regular ongoing operations. Accordingly, the Company recorded an additional equity loss in 2007 to the extent of the $5,000,000 loan, as the Company had not determined to what extent, if any, that it would advance additional funds to Hallwood Energy.
     In connection with the then ongoing efforts to complete the Talisman Energy Transaction, the Company loaned Hallwood Energy $2,961,000 on May 15, 2008. As of that date, the Company’s management had indicated that it did not intend to make additional investments in Hallwood Energy, except in connection with Hallwood Energy’s obtaining additional funds from external sources. Due to the uncertainties at that time related to the completion of the Talisman Energy Transaction and the Company’s additional investment, if any, the Company recorded an equity loss for the 2008 first quarter to the extent of the $2,961,000 loan. The Company’s carrying value of its Hallwood Energy investment was zero at March 31, 2008.
     As a result of the completion of the Talisman Energy Transaction in June 2008, the Company entered into the Equity Support Agreement with Hallwood Energy which obligated the Company to contribute additional equity or debt capital of $2,039,000 to Hallwood Energy and guarantee an additional amount of up to $7,500,000 in certain circumstances. The Company’s commitment to provide additional financial support, resulted in the recording of an equity loss in the 2008 second quarter of $9,159,000, which

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
included accumulated equity losses that had not been previously recorded as the Company had reduced the carrying value of its investment to zero. The Company’s carrying value of its Hallwood Energy investment was zero at June 30, 2008.
     Capital Transaction in 2008. As previously disclosed, Hallwood Energy is in the process of seeking additional capital from external sources. In connection with this effort, on June 10, 2008, Hallwood Energy entered into an agreement for the sale and farmout to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc. of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and an option to pay up to an additional $65,000,000), and entered into an agreement to provide consulting services to the purchaser for one year (the “Talisman Energy Transaction”). FEI prepaid the consulting services agreement which requires two man-weeks per month of service from two senior executives. The revenues from this agreement will be recognized as earned over the course of the twelve month period.
     Under the sale and farmout agreement between Hallwood Energy and FEI, the purchaser made an initial payment of $60,000,000 for an undivided 10% interest in Hallwood Energy’s specified oil and gas properties and other assets. For each well for which FEI paid any costs, it will earn an additional interest on the specified properties on which the well is located upon payment of each invoice equal to an additional undivided 23.33% if payment occurs prior to FEI paying a cumulative amount of $90,000,000 under the farmout agreement (the “Initial Milestone”), or 13.33% if payment occurs after the Initial Milestone. For other oil and gas properties, FEI will earn an undivided 33.33% interest in such properties immediately upon payment of purchase costs paid by FEI under the farmout agreement. With respect to Hallwood Energy’s other assets, FEI will immediately earn an additional undivided 10% interest in these other assets upon meeting the Initial Milestone and an additional undivided 13.33% interest in these other assets upon payment of a cumulative amount of $125,000,000 under the farmout agreement. FEI will also earn an undivided 33.33% interest in seismic data for which costs are paid by FEI. Hallwood Energy has agreed to deliver assignments for the interests earned under the farmout agreement and has granted a lien and security interest on 33.33% of its assets in favor of FEI as collateral security for the performance of this agreement.
     The parties have agreed to use commercially reasonable efforts to agree upon a budget for each quarterly period during the term of the farmout agreement. Any material variance from the budget requires the prior approval of FEI.
     If Hallwood Energy receives an authorization for expenditure from a third-party operator of its properties and either Hallwood Energy or FEI does not wish to include these operations under the farmout agreement, the other party may proceed at its sole risk and expense. If the participating party recoups its costs, the nonparticipating party will become entitled to receive an interest in the well in the amount of 66.67% if Hallwood Energy is the non-participating party, or 33.33% if FEI is the non-participating party.
     If Hallwood Energy enters into discussions concerning a sale of a material portion of its assets or a change of control, FEI will have the opportunity to submit a proposal to complete the transaction. If Hallwood Energy and FEI do not enter into a definitive agreement for the transaction, Hallwood Energy may pursue other opportunities if the terms are not less favorable to Hallwood Energy than those proposed by FEI.
     The farmout agreement prohibits Hallwood Energy from entering into a change of control agreement unless the lender under the Senior Secured Credit Facility and Junior Credit Facility waives its rights to demand prepayment, holders of the Class C Convertible Notes waive their rights of redemption upon a change of control or such indebtedness is required to be repaid re redeemed with funds provided or arranged by the party acquiring or merging with Hallwood Energy in the change of control transaction.
     In connection with the Talisman Energy Transaction, the Company loaned $2,961,000 to Hallwood Energy on May 15, 2008 on terms similar to the First Convertible Note issued in January 2008. Contemporaneously with the signing of the sale and farmout agreement, the Company entered into an Equity Support Agreement (the “Equity Support Agreement”) with Hallwood Energy, under which the Company committed to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The loan of $2,961,000 in May 2008 and an additional loan to Hallwood Energy on June 10, 2008 of $2,039,000 (for a total of $5,000,000) are treated as contributions toward the maximum amount.
     Funds advanced to Hallwood Energy pursuant to the Equity Support Agreement are issued under terms of the Second Convertible Note (discussed below), which are comparable to the First Convertible Note. During June and July 2008, the Company sold $380,000 of the Second Convertible Notes to other investors in Hallwood Energy. As of June 30, 2008, $5,000,000 of the

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Convertible Notes were outstanding, of which $4,830,000 was held by the Company and $170,000 was held by other Hallwood Energy investors.
     Hallwood Energy continues to seek additional capital from external sources.
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
     In April 2007, Hallwood Energy entered into a $100,000,000 loan facility (the “Senior Secured Credit Facility”) with a new lender (the “New Lender”), who is an affiliate of one of Hallwood Energy’s investors and drew $65,000,000 from the Senior Secured Credit Facility. The proceeds were used to repay the $40,000,000 balance of Hallwood Energy’s former credit facility, approximately $9,800,000 for a make-whole fee and approximately $500,000 for incremental interest related to Former Credit Facility, transaction fees of approximately $200,000 and provide working capital. The Senior Secured Credit Facility is secured by Hallwood Energy’s oil and gas leases, matures on February 1, 2010, and bears interest at a rate of the defined LIBOR rate plus 10.75% per annum (increased to LIBOR + 12.75% per annum effective May 1, 2008). An additional 2% of interest is added upon continuance of any defaulting event. The New Lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. In conjunction with executing the Senior Secured Credit Facility, the New Lender resigned its position on Hallwood Energy’s board of directors and assigned its general partner interest to the remaining members.
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
     The Senior Secured Credit Facility contains various financial covenants, including maximum general and administrative expenses and current and proved collateral coverage ratios. In June 2008, the proved collateral coverage ratio test was amended to be effective September 30, 2008, and each quarter thereafter. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy. In October 2007, Hallwood Energy entered into an amendment of the Senior Secured Credit Facility to modify the calculation of the current ratio to include certain capital funding commitments.
     The Senior Secured Credit Facility contained a make-whole provision whereby Hallwood Energy is required to pay the New Lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2009, exceeds the principal amount on the prepayment date. In June 2008, the facility was amended to extend the make-whole provision to January 31, 2010. The New Lender received warrants exercisable for 2.5% of the partnership interests at an exercise price of 2.5% of 125% of the amount of the total capital contributed to Hallwood Energy at December 31, 2006.
     In January 2008, Hallwood Energy entered into a $30,000,000 convertible subordinated note agreement (the “First Convertible Note”). The First Convertible Note bears interest which accrues at an annual rate of 16%, which is payable on a quarterly basis after the completion of a defined equity offering and subject to the prior full payment of borrowings and accrued interest under the secured credit facilities. The First Convertible Note and accrued interest may be converted into Class C interests on a dollar for dollar basis. If no Class C interests are outstanding, the Convertible Note may be converted into Class A interests or such comparable securities as may be outstanding at the same exchange ratio as the original Class C interests. Principal and unpaid interest are due on the earlier of January 21, 2011, or upon a defined change of control. A change of control redemption may also

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
result in a make-whole provision whereby Hallwood Energy would pay a premium based on the difference between either $48,300,000 or $45,500,000 and the sum of previously made First Convertible Note principal and accrued interest payments. As of June 30, 2008, $28,839,000 of the First Convertible Notes had been subscribed for and issued. The Company subscribed for $5,000,000 of the First Convertible Note and provided the funds to Hallwood Energy in January 2008.
     The First Convertible Note lenders also received a warrant exercisable at up to $3,750,000 for an equal dollar amount of Class C interests, or such comparable securities as are outstanding at the time of exercise at the same exchange ratio as the original Class C interests. The warrant is exercisable until January 21, 2011.
     In connection with the completion of the Talisman Energy Transaction, the Company entered into an option agreement with the New Lender that grants the new lender an option to purchase the First Convertible Note at face value plus accrued interest, exercisable within 90 days commencing with the date of the full and final payment of all obligations and indebtedness owed by Hallwood Energy to the New Lender
     In May 2008, Hallwood Energy entered into a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”), which was underwritten by the Company. The Second Convertible Note was issued in connection with the completion of the Talisman Energy Transaction and the related Equity Support Agreement for $12,500,000. The Second Convertible Note contains interest terms, conversion features and repayment terms comparable to the First Convertible Note described previously. As of June 30, 2008, $5,000,000 of the Second Convertible Note had been issued, of which $4,830,000 was held by the Company and $170,000 was held by other Hallwood Energy investors.
     In January 2008, Hallwood Energy entered into the $15,000,000 Junior Credit Facility with the Senior Secured Credit Facility’s New Lender and drew the full $15,000,000 available. The proceeds were used to fund working capital requirements and future operational activities. Borrowings under both facilities are secured by Hallwood Energy’s oil and gas leases, mature on February 1, 2010, and bear interest at a rate of the defined LIBOR rate plus 10.75% per annum through April 30, 2008, and thereafter increases to 12.75% per annum until loan maturity or prepayment. An additional 2% of interest is added upon continuance of any defaulting event. The New Lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. Hallwood Energy remains bound to a deposit control agreement initiated with the Senior Secured Credit Facility.
     The Junior Credit Facility contains various financial covenants, materially consistent with the Senior Secured Credit Facility, including maximum general and administrative expenditures and current and proved collateral coverage ratios. The proved collateral coverage ratio covenant was scheduled to become effective June 30, 2008, however, in June 2008 the coverage ratio test was amended to be effective September 30, 2008. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain Hallwood Energy’s activities.
     The Junior Credit Facility contains a make-whole provision whereby Hallwood Energy is required to pay the New Lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2010, exceeds the principal amount on the prepayment date.
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
     Hallwood Energy was not in compliance with the general and administrative expense covenant at March 31, 2008 and the current ratio covenant as of April 30, 2008 required by the Senior Secured Credit Facility and Junior Credit Facility and had entered into discussions with the New Lender to waive the current default and amend by extending this covenant test into a future period. Hallwood Energy entered into an amendment of the facilities with the New Lender in June 2008 to waive the defaults and amend various covenants.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In connection with the completion of the Talisman Energy Transaction, Hallwood Energy also agreed to amendments to its credit agreements that, among other things, could result in an increase in interest paid by Hallwood Energy and provides additional covenants. The principal provisions of the amendment and related agreements include the following:
•	The terms of the make-whole provision of the Senior Secured Credit Facility were extended from January 31,2009 to January 31, 2010.

•	Pursuant to a forbearance agreement among Hallwood Energy, FEI, New Lender and others, if Hallwood Energy were in the future to default in any of its obligations under its credit agreements, the New Lender has agreed not to exercise its remedies under the Senior Secured Credit Facility while the farmout agreement is in effect and for a period of 91 days after the termination of the farmout agreement.

•	Hallwood Energy shall pay to the New Lender on a monthly basis, the excess net cash flow, as defined, as additional debt service. Such payments, if any, shall be applied first to repay outstanding fees and expenses, second to accrued and unpaid interest and then to unpaid debt principal. The excess net cash flow is defined as operating revenues less operating expenses, certain general and administrative expenses, and other approved expenditures as defined in the agreement.
     Equity Investments. There are currently three classes of limited partnership interests held in Hallwood Energy:
•	Class C interests bear a 16% priority return which compounds monthly. The priority return will be accrued and become payable when, as and if declared by the general partner of Hallwood Energy. Hallwood Energy does not anticipate paying any distributions in the foreseeable future. All distributions of defined available cash and defined net proceeds from any sales or other disposition of all or substantially all of the then remaining assets of Hallwood Energy which is entered into in connection with, or which will result in, the liquidation of Hallwood Energy (the “Terminating Capital Transaction”) must first be used to reduce any unpaid Class C priority return and capital contributions to zero. Unpaid Class C priority return and capital contributions can be converted into Class A interests based on the ratio of Class C contributions to the sum of Class A contributions and the Class C limited partner’s Class C partnership interest designated by the Class C limited partner to be converted into Class A partnership interest. The Class C capital contributions were $84,422,000 and unpaid priority returns $13,328,000 at June 30, 2008.

•	Class A interests have certain voting rights and with the general partner would receive 100% of the distributions of available cash and net proceeds from Terminating Capital Transactions subsequent to the payment of all unpaid Class C priority return and of all Class C capital contributions until the unrecovered capital accounts of each Class A partner interest is reduced to zero, and thereafter share in all future distributions of available cash and net proceeds from Terminating Capital Transactions with the holders of the Class B interests.

•	Class B interests represent vested net profit interests awarded to key individuals by Hallwood Energy. At June 30, 2008 and December 31, 2007, outstanding Class B interests had rights to receive 20.0% and 18.6%, respectively, of distributions of defined available cash and net proceeds from Terminating Capital Transactions after the unpaid Class C priority return and capital contributions and the unreturned Class A and general partner capital contributions have been reduced to zero.
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
     Litigation. In 2006, Hallwood Energy and Hallwood Petroleum entered into two two-year contracts (the “Contracts”) with Eagle Drilling, LLC (“Eagle Drilling”), under which the contractor was to provide drilling rigs and crews to drill wells in Arkansas. In August 2006, one of the masts on the rigs provided under the Contracts collapsed. Hallwood Energy and Hallwood Petroleum requested the contractor to provide assurances that the mast on the other rig, and any mast provided to replace the collapsed mast, were safe and met the requirements of the Contracts. These Contracts were subsequently assigned by Eagle Drilling to Eagle Domestic Drilling Operations, L.L.C. (“Eagle Domestic”) in August 2006.
     When the contractor refused to provide assurances, Hallwood Energy and Hallwood Petroleum notified the contractor that the Contracts were terminated and in September 2006, filed a lawsuit in Texas to recover funds previously deposited with the contractor under the Contracts. Eagle Domestic and its parent then filed for Chapter 11 bankruptcy protection in Texas. After the filing of its bankruptcy case, Eagle Domestic filed an adversary action against Hallwood Energy and Hallwood Petroleum in the bankruptcy proceeding to recover unspecified damages.
     On April 3, 2008, Hallwood Energy and Eagle Domestic signed an agreement to settle the litigation between them. Under the agreement, Hallwood Energy agreed to pay to Eagle Domestic $2,000,000 in cash and issue to Eagle Domestic $2,750,000 in equity of Hallwood Energy or a successor entity, which was accrued by Hallwood Energy at March 31, 2008. Hallwood Energy may defer the payment of the cash and issuance of the equity until the later of the completion of a major financing, or June 30, 2008. If the major financing is in the form of an Initial Public Offering, Hallwood Energy will deliver to Eagle Domestic shares of stock. Hallwood Energy will make best efforts to deliver registered shares. If the shares cannot be registered, Hallwood Energy will deliver shares that will be freely tradeable in their principal market within 90 days of the delivery. If the major financing is in the form of a private partnership or joint venture, Hallwood Energy will deliver partnership units to Eagle Domestic. If prior to June 30, 2008, Hallwood Energy or a successor entity had not completed a major financing, but received bridge financing in the aggregate at least $20,000,000, then Hallwood Energy agreed to pay to Eagle Domestic $500,000 in cash. Such payment was made in June 2008. The payment of $500,000 in cash will extend the date referred to above to September 30, 2008 and will be credited against the $2,000,000 payment if the $2,000,000 cash payment and $2,750,000 in equity is received no later than September 30, 2008. If the $2,000,000 cash payment

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and $2,750,000 in equity is not receiv ed by September 30, 2008, then the $500,000 cash will not be credited against any future judgment or settlement of the proceeding. The trial previously set in the matter will be continued until not earlier than September 30, 2008 and, upon receipt of the amounts contemplated by the settlement agreement, all parties and their affiliates will be fully and finally mutually released from any and all claims the other parties and their affiliates may have.
     In October 2006, Eagle Drilling filed a related lawsuit against Hallwood Energy and Hallwood Petroleum in Oklahoma state court (the “Eagle Drilling Action”) alleging damages of over $1,000,000 in connection with unpaid invoices, unpaid downtime and other damages caused as a result of the mast collapsing. Eagle Drilling has also alleged additional claims for breach of contract, negligence and tortious breach of contract. In September 2007, Eagle Drilling filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of Oklahoma. Hallwood Energy has brought a claim against Eagle Drilling for return of the approximately $1,688,000 in unearned pre-payment from Eagle Drilling.
     Eagle Drilling has also alleged new claims, of which $22,900,000 in claims are believed to have been specifically assigned to Eagle Domestic. Specifically, these new claims seeking in excess of $24,000,000 in damages for breach of the contracts, a negligence claim for damages to a drilling rig which Eagle Drilling did not own, tortious breach of contract, tortious interference with Eagle Drilling’s relationships with other parties, and tortious business disparagement and defamation. Hallwood Energy believes these claims are without merit. After discussions with Hallwood Energy, Eagle Domestic has filed a motion in the Texas bankruptcy court asserting that it is the sole owner of the claims for breach of contract that it settled with Hallwood Energy and seeking to compel Eagle Drilling to show cause why it should not be held in contempt for its efforts to assert those claims in a separate court. That motion was considered by the Texas bankruptcy court on May 21, 2008. At that hearing, the Texas bankruptcy court determined that it does have jurisdiction to consider and rule on whether Eagle Drilling is violating the settlement agreement that it entered into with Eagle Domestic in May 2007 and/or the broad injunction under Eagle Domestic’s confirmed Chapter 11 Plan. In order to make this determination, the Texas bankruptcy court conducted a trial on June 17, 18 and 30, 2008, at which the court considered evidence on Eagle Drilling’s allegations that Hallwood terminated the Contracts prior to the August 25th assignment of same to Eagle Domestic resulting in an Eagle Drilling “account receivable,” which was carved out of the assignment to Eagle Domestic. At the conclusion of the trial, the Texas bankruptcy court took the matter under advisement and has not yet ruled.
     Further, in the Eagle Drilling bankruptcy proceeding in Oklahoma, Quicksilver Resources, Inc. (“Quicksilver”) filed a Motion to Convert the case from one under Chapter 11 to a case under Chapter 7. Hallwood Energy joined Quicksilver in the relief requested in the Motion. On May 20, 2008, the Oklahoma bankruptcy court considered the Motion to Convert, and instead of converting the case to a Chapter 7 liquidation case, ordered that an examiner/expert witness would be appointed to examine and report to the court on fraudulent transfers alleged to have been made by Eagle Drilling to, or for the benefit of Eagle Drilling’s insiders and affiliates (i.e. Rodney Thornton, Second Bridge, LLC, Thornton Oilfield Holdings, LLC, et al.). The Oklahoma bankruptcy court may also authorize the examiner/expert witness to evaluate the bona fides of the claims Eagle Drilling has initiated and seeks to initiate against Hallwood and Quicksilver. On June 30, 2008, the Oklahoma bankruptcy court appointed L. Win Holbrook as the examiner/expert witness to evaluate and report to the Oklahoma bankruptcy court on the issue set forth in the preceding sentence. Although Mr. Holbrook’s initial report was due by July 30, 2008, in response to a request for extension of this deadline from Mr. Holbrook, the report is now due by August 29, 2008. On August 7, 2008, Eagle Drilling filed a motion to vacate an agreed order entered in February 2008 by the Oklahoma bankruptcy court which, among other things, ordered that certain claims and causes of action by and between Hallwood Energy and Eagle Drilling were to be adjudicated in the context of a jury trial in the Oklahoma bankruptcy court. Hallwood Energy’s response deadline to that motion is August 22, 2008, and no hearing has yet been set on the motion. Hallwood Energy and Hallwood Petroleum are currently unable to determine the impact that this litigation may have on its results of operations or its financial position.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following table reflects the status of Hallwood Energy’s oil and gas investments as of August 1, 2008:

	Central and
	Eastern	South	West
Description	Arkansas	Louisiana	Texas (a)	Total
Principal focus	Fayetteville Shale	Salt Dome	Barnett and Woodford Shale
Initial funding	3rd Quarter 2005	1st Quarter 2004	3rd Quarter 2004
Company investment				$71,311,000	(b)
Company ownership percentage (c)				22%/18%
Net acres held (d)	262,200	(e )	15,611
Operator	Hallwood Energy/ Others	Hallwood Energy	Chesapeake/ Hallwood Energy

Well type: (f)
Horizontal / directional	31	6	5	42
Vertical	20	—	4	24
Well status:
Producing	30	—	5	35
Drilling	6	—	1	7
Successful / waiting pipeline	—	—	—	—
Evaluating/completing	5	—	2	7
Unsuccessful	10	6	1	7
Net production (Mcf/day)	3,200 (g)	—	1,800	5,000

a)	Hallwood Energy owns an approximate 32% working interest in the Chesapeake-operated properties. Hallwood Energy is now operating/drilling certain wells with approximately 66% working interest.

b)	Represents $40,961,000 in 2005, $9,427,000 in 2006, $11,093,000 in 2007, $5,000,000 in January 2008, $2,961,000 in May 2008 and $1,869,000 in June 2008.

c)	Before and after consideration of profit interests held by management of Hallwood Energy.

d)	Net acres held is the sum of the total number of acres in which Hallwood Energy owns a working interest multiplied by Hallwood Energy’s fractional working interest.

e)	Hallwood Energy holds leases on approximately 14,000 acres. Based on the results of 3-D seismic data that have been analyzed, approximately 2,000-4,000 acres are expected to be retained for future development.

f)	Hallwood Energy also participates in non-operated wells in Arkansas and Louisiana. All wells are natural gas wells. Represents the gross number of wells in which Hallwood Energy holds a working interest, including co-owner operated well that Hallwood Energy has a minority interest.

g)	The Dismang well, producing at 4,800 mcf/d at the time, will be shut in from July 2008 through December 2008 due to over production of its allowable rate.
     A description of activities in each area is provided below. Forward looking information is from current estimates by the management of Hallwood Energy, based on existing and anticipated conditions and assume Hallwood Energy is successful in securing additional capital as discussed below.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Central and Eastern Arkansas
     The primary objective formation is the Fayetteville Shale, which appears to range in depth from approximately 2,700 to 9,400 feet and to have a thickness of 300 to 700 feet.
     Hallwood Energy commenced drilling activities in the 2006 first quarter and is currently drilling pursuant to a long term contract providing for two rigs through 2008, one of which is currently available and being used. Hallwood Energy’s management currently anticipates six to ten gross wells to be drilled in 2008 in this area utilizing the two rigs. Hallwood Gathering, L.P. has in service a 36-mile six, eight and twelve inch gathering system in White County with a capacity of 15 million cubic feet of gas per day (Mcf/d), with expansion potential to 60 Mcf/d. Natural gas sales began in July 2007. Hallwood Energy will also participate in co-owner operated properties where they hold a minority interest.
     South Louisiana
     Hallwood Energy holds leases over approximately 14,000 acres to exploit a salt dome oil and gas opportunity in St. James, Ascension and Assumption parishes. Based on the results of the 3-D seismic data that has been analyzed, approximately 2,000 to 4,000 acres are expected to be retained for future development. Hallwood Energy utilized two rigs on this property. The first rig started in October 2006 and fulfilled its two well commitment. The second rig began drilling in December 2006 and is under contract for two years. The expectations for 2008 are that two to four wells will be drilled. Additional drilling equipment and funding will be assessed and determined based on the results of the wells.
     West Texas
     Hallwood Energy sold a 60% interest and transferred operations in these properties to Chesapeake in July 2006. Chesapeake has drilled to total depth on five wells. Four of these wells are currently producing and selling gas and four wells are being evaluated or waiting on completion. The 2008 budget calls for these rigs to drill eight or nine gross wells in West Texas.
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
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Consulting fees	$249	$249	$498	$498
Office space and administrative services	59	34	152	74
Travel expenses	33	8	36	16

Total	$341	$291	$686	$588

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
     HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the three months ended June 30, 2008 and 2007, HIL reimbursed the Company $40,000 and $37,000, respectively, for such expenses. For the six months ended June 30, 2008 and 2007, HIL reimbursed the Company $80,000 and $75,000, respectively.
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
     In January 2008, HIL loaned $5,000,000 to Hallwood Energy in connection with the $30,000,000 First Convertible Note issue. The terms of the Convertible Note agreement are discussed in the section entitled “Investments in Hallwood Energy”. As of August 1, 2008, HIL and one of its affiliated entities have invested $19,156,000 in Hallwood Energy.
     Hallwood Energy. Hallwood Energy shares common offices, facilities and certain staff in its Dallas office with the Company. Hallwood Energy reimburses the Company for its allocable share of the expenses and certain direct energy-related expenses. For the three months ended June 30, 2008 and 2007, Hallwood Energy reimbursed the Company $119,000 and $65,000 for such expenses, respectively. For the six months ended June 30, 2008 and 2007, Hallwood Energy reimbursed the Company $204,000 and $125,000, respectively.
     Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of June 30, 2008 (in thousands):

	Payments Due During the Year Ending December 31,
	2008*	2009	2010	2011	2012	Thereafter	Total
Contractual Obligations
Long term debt	$66	$27	$15,248	$—	$—	$—	$15,341
Redeemable preferred stock	—	—	1,000	—	—	—	1,000
Operating leases	586	1,080	758	357	371	1,361	4,513

Total	$652	$1,107	$17,006	$357	$371	$1,361	$20,854

*	For the six months ended December 31, 2008.
     Interest costs associated with the Company’s debt, which principally bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the contractual repayment of the term loan debt and a renewal of the revolving credit facilities at their loan balances as of June 30, 2008, are $335,000 for the six months ending December 31, 2008 and $667,000 for each the years ending December 31, 2009 through December 31, 2012, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $14,164,000 at June 30, 2008). The base amount will fluctuate in accordance with a formula that increases by the annual amount of the dividend on the preferred stock accrued, currently $1,823,000, and decreases by the amount of the cash dividends actually paid. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.
     Hallwood Energy. The Company’s Hallwood Energy affiliate has various contractual obligations and commercial commitments. At June 30, 2008, such obligations and commitments included $115,000,000 for long-term debt, $44,706,000 for interest, $14,854,000 for long-term rig commitments, $4,750,000 for settlement of litigation and $76,000 for operating leases.
     Financial Covenants
     The principal ratios, required to be maintained under Brookwood’s Working Capital Revolving Credit Facility for the last four quarters are provided below:

		Quarters Ended
		June 30,	March 31,	December 31,	September 30,
Description	Requirement	2008	2008	2007	2007

Total debt to tangible net worth	must be less than ratio of 1.50	1.13	1.31	1.32	1.41
Net income	must exceed $1.00	Yes	Yes	Yes	Yes
     Brookwood was in compliance with its principal loan covenants under the Working Capital Revolving Credit Facility for the first two quarters in 2008 and for all interim periods in 2007, although a waiver regarding a pro forma (inclusive of projected dividend) total debt to tangible net worth ratio for the 2007 third quarter was granted to allow a $1,500,000 dividend payment in November 2007 and an amendment to the loan agreement was entered into in June 2008 to allow a $4,800,000 dividend payment in June 2008 and restrict the total dividends from Brookwood for 2008 to $9,300,000.
     Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the Key Bank loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $32,622,000 and $29,180,000 as of June 30, 2008 and December 31, 2007, respectively.
     Hallwood Energy. The principal ratios and covenants required to be maintained by Hallwood Energy under its Senior Secured Credit Facility, as amended in June 2008, are provided below:
•	General and administrative costs, excluding certain legal fees, can not exceed $1,700,000 for any quarter, beginning the earlier of the end of the first fiscal quarter after the completion or termination of FEI’s funding obligations under the farmout agreement or June 30, 2009

•	Current ratio must exceed 1.00 to 1.00 each quarter, beginning June 30, 2007

•	Proved collateral coverage ratio (including cash) must exceed 0.75 to 1.00, beginning September 30, 2008 and increases over time

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Hallwood Energy was not in compliance with the general and administrative expense covenant at March 31, 2008 and the current ratio covenant as of April 30, 2008 required by the Senior Secured Credit Facility and Junior Credit Facility and had entered into discussions with the New Lender to waive the current default and amend by extending this covenant test into a future period. Hallwood Energy entered into an amendment of the facilities with the New Lender in June 2008 to waive the defaults and amend various covenants.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Liquidity and Capital Resources
     General. The Company principally operates in the textile products and energy business segments. The Company’s cash position decreased by $1,334,000 during the 2008 six month period to $5,926,000 as of June 30, 2008. The principal source of cash was $12,068,000 from operating activities. The primary uses of cash were $9,830,000 for additional investments in Hallwood Energy, $1,547,000 for property, plant and equipment and repayment of $2,025,000 in bank borrowings.
     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a $25,000,000 working capital revolving credit facility and a $3,000,000 equipment facility with Key Bank. The facilities have a maturity date of January 2010. At June 30, 2008, Brookwood had approximately $9,752,000 of unused borrowing capacity on its working capital revolving line of credit facility and $2,907,000 on its equipment credit facility.
     Brookwood paid cash dividends to the Company of $6,300,000 through June 30, 2008 and $6,000,000 for all of 2007. In addition, Brookwood made payments to the Company of $4,453,000 through June 30, 2008 and $1,591,000 for all of 2007 under its tax sharing agreement. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued compliance with the covenants contained in the Key Bank credit facility. As Brookwood’s total tangible net worth ratio (1.13 at June 30, 2008) approaches the maximum allowable ratio of 1.50, future payments from Brookwood may be limited. Brookwood was in compliance with the covenants as of June 30, 2008 and March 31, 2008 and for all interim periods in 2007 although a waiver regarding a pro forma (inclusive of projected dividend) total debt to tangible net worth ratio for the 2007 third quarter was granted to allow a $1,500,000 dividend payment in November 2007 and an amendment to the loan agreement was entered into in June 2008 to allow a $4,800,000 dividend payment in June 2008 and restrict the total dividends from Brookwood for 2008 to $9,300,000. There were no significant additional capital requirements as of June 30, 2008.
     Energy. During 2008, 2007, 2006 and 2005, the Company invested $9,830,000, $11,093,000, $9,427,000 and $40,961,000, respectively in Hallwood Energy, as part of a total equity and debt funding to Hallwood Energy of $71,311,000.
     In April 2007, Hallwood Energy entered into a $100,000,000 Senior Secured Credit Facility and had drawn $65,000,000 under the new Senior Secured Credit Facility, including $40,000,000 for repayment of the outstanding balance of its former loan. Prior to the April 2007 funding of the Senior Secured Credit Facility, the Company had loaned $7,000,000 to Hallwood Energy pursuant to demand notes bearing interest at 6% above prime rate. In April 2007, Hallwood Energy made a request for additional capital contributions in the amount of $25,000,000. The Company and Hallwood Energy had agreed that the $7,000,000 amount previously loaned would be applied as the Company’s portion of this capital call. In May 2007, Hallwood Energy repaid $257,000 to the Company, which represented the excess of $7,000,000 advanced over the Company’s share of the capital contribution and related oversubscription.
     In April 2007, HIL and the New Lender each committed to fund one-half of the April Call and potential additional equity or subordinated debt funding calls totaling $55,000,000 by Hallwood Energy, to the extent other investors, including the Company, do not respond to a call. In May 2007, Hallwood Energy issued a $20,000,000 equity call, the May Call, to its partners, which was due on July 1, 2007, of which the Company’s proportionate share was $5,091,000. The Company funded $2,500,000 of the May Call since the Company did not have funds available to fully subscribe to its proportionate share. In August 2007, Hallwood Energy issued a $15,000,000 equity call, the August Call, to its partners which was due September 14, 2007, of which the Company’s proportionate share was $3,684,000. The Company funded one-half, or $1,842,000, of the August Call since the Company did not have funds available to fully subscribe to its proportionate share and does not anticipate it will have funds to contribute substantial capital in connection with future calls.
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
     Hallwood Energy was not in compliance with the general and administrative expense covenant at March 31, 2008 and the current ratio covenant as of April 30, 2008 required by the Senior Secured Credit Facility and the Junior Credit Facility and had entered into discussions with the New Lender to waive the default and amend by extending this covenant test into a future period. Hallwood Energy entered into an amendment of the facilities with the New Lender in June 2008 to waive the defaults and amend various covenants.
     On June 10, 2008, Hallwood Energy completed the Talisman Energy Transaction for the sale and farmout to a subsidiary of Talisman Energy, Inc. of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and an option to pay an additional $65,000,000) and entered into an agreement to provide consulting services to the purchaser for one year.
     In connection with the Talisman Energy Transaction, the Company loaned $2,961,000 to Hallwood Energy on May 15, 2008 on terms similar to the First Convertible Note issued in January 2008. Contemporaneously with the signing of the sale and farmout agreement, the Company entered into the Equity Support Agreement with Hallwood Energy. The Company committed to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The loan of $2,961,000 in May 2008 and an additional loan to Hallwood Energy on June 10, 2008 of $2,039,000 (for a total of $5,000,000) are treated as contributions toward the maximum amount.
     In connection with entering into these agreements, Hallwood Energy also agreed to amendments to its existing credit agreements that, among other things, could result in an increase in interest paid by Hallwood Energy and provides additional covenants. Hallwood Energy anticipates that the payments by the purchaser under the sale and farmout agreement will likely pay substantially all Hallwood Energy’s capital costs and the majority of its general and administrative expenses, as long as those payments continue to be made. However, Hallwood Energy’s remaining expenses will likely exceed its revenues for the remainder of 2008. Therefore it is likely that the Company will be required to contribute additional funds to Hallwood Energy pursuant to the Equity Support Agreement during 2008. To the extent the Company does not make future capital contributions in proportion to its interest in Hallwood Energy, its percentage ownership interest will be reduced. The actual level of Hallwood Energy’s capital requirements during 2008 and thereafter will depend on a number of factors that cannot be determined at this time, including future gas prices, costs of field operations, the ability to successfully identify and acquire prospective properties and drill and complete wells, access to gathering and transportation infrastructure, and the availability of alternative sources of capital, such as loans from third parties or equity contributions from new investors.
     In addition to the Talisman Energy Transaction, Hallwood Energy is continuing to seek additional capital, however there is no assurance that any such transaction will be completed. If FEI does not elect to fund a substantial portion of the remaining $65,000,000 contemplated under the farmout agreement and Hallwood Energy is unable to obtain additional funds, there is substantial doubt about Hallwood Energy’s ability to continue as a going concern.
     Future Liquidity. The Company’s ability to generate cash flow from operations will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. Considering its current cash position, its anticipated cash flow from operations and anticipated income tax refund of approximately $12,230,000 in the 2008 fourth quarter, the Company believes it has sufficient funds to meet its liquidity needs, including any contribution to Hallwood Energy required under the Equity Support Agreement. Hallwood Energy has not requested that the Company contribute any funds pursuant to the Equity Support Agreement. Furthermore, Hallwood Energy has not requested the Company to contribute, and therefore the Company has not considered whether it would contribute, any funds in excess of those contemplated by the Equity Support Agreement. If Hallwood Energy were to request funding of any amounts other than pursuant to the Equity Support Agreement, the Company would consider the request in light of the circumstances and conditions of the Company and Hallwood Energy at the time.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Forward-Looking Statements
     In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in the Company’s Form 10-K for the year ended December 31, 2007 in the section entitled “Business — Competition, Risks and Other Factors”. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

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
     Changes in Internal Controls over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, these controls.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item

1	Legal Proceedings

Reference is made to Note 11 to the Company’s condensed consolidated financial statements included within this Form 10-Q.

1A	Risk Factors	N/A

2	Unregistered Sales of Equity Securities and Use of Proceeds	None

3	Defaults upon Senior Securities	None

4	Submission of Matters to a Vote of Security Holders	None

5	Other Information	None

6	Exhibits
10.24	Fourth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of May 30, 2008, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries.

10.25	Equity Support Agreement, dated as of June 9, 2008, by and between The Hallwood Group Incorporated and Hallwood Energy, L.P.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED
Dated: August 14, 2008	By:	/s/ Melvin J. Melle
Melvin J. Melle, Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number	Description

10.24	Fourth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of May 30, 2008, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries.

10.25	Equity Support Agreement, dated as of June 9, 2008, by and between The Hallwood Group Incorporated and Hallwood Energy, L.P.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.