Form 10-Q
period 2008-09-30
HALLWOOD GROUP INC
filed 2008-11-14
CIK 355766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

For the Period Ended September 30, 2008	Commission File Number: 1-8303
The Hallwood Group Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0261339 (I.R.S. Employer Identification Number)

3710 Rawlins, Suite 1500, Dallas, Texas (Address of principal executive offices)	75219 (Zip Code)
Registrant’s telephone number, including area code: (214) 528-5588
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange On Which Registered

Common Stock ($0.10 par value)	American Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     1,520,666 shares of Common Stock were outstanding at October 31, 2008.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	September 30,	December 31,
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$3,311	$7,260
Accounts receivable, net
Due from factors	17,400	20,340
Trade and other	6,662	5,521
Related parties	162	249
Inventories, net	25,138	25,028
Federal income tax receivable	12,347	12,239
Deferred income tax, net	1,003	971
Prepaids, deposits and other assets	350	928

	66,373	72,536

Noncurrent Assets
Investments in Hallwood Energy, net	—	—
Property, plant and equipment, net	14,512	14,443
Deferred income tax, net	3,159	3,629
Other assets	135	137

	17,806	18,209

Total Assets	$84,179	$90,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,909	$13,602
Guarantee obligation — additional investment in Hallwood Energy	3,200	—
Accrued expenses and other current liabilities	4,876	4,952
State income taxes payable	609	13
Current portion of loans payable	54	158
Payable — additional investment in Hallwood Energy	—	5,000

	22,648	23,725

Noncurrent Liabilities
Long term portion of loans payable	10,228	17,208
Redeemable preferred stock	1,000	1,000

	11,228	18,208

Total Liabilities	33,876	41,933

Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods; outstanding 1,520,666 shares for both periods	240	240
Additional paid-in capital	56,469	56,469
Retained earnings	7,067	5,576
Treasury stock, 875,439 shares for both periods; at cost	(13,473)	(13,473)

Total Stockholders’ Equity	50,303	48,812

Total Liabilities and Stockholders’ Equity	$84,179	$90,745

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Revenues
Textile products sales	$126,689	$92,949

Expenses
Textile products cost of sales	94,234	76,296
Administrative and selling expenses	16,726	14,610

	110,960	90,906

Operating income	15,729	2,043

Other Income (Loss)
Investments in Hallwood Energy
Equity loss	(12,120)	(13,648)
Interest income	—	92
Interest expense	(567)	(810)
Interest and other income	72	269

	(12,615)	(14,097)

Income (loss) before income taxes	3,114	(12,054)
Income tax expense (benefit)	1,623	(3,790)

Net Income (Loss)	$1,491	$(8,264)

Net Income (Loss) Per Common Share
Basic	$0.98	$(5.44)

Diluted	$0.98	$(5.44)

Weighted Average Shares Outstanding
Basic	1,521	1,518

Diluted	1,523	1,518

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2008	2007

Revenues
Textile products sales	$35,568	$32,576

Expenses
Textile products cost of sales	27,715	26,049
Administrative and selling expenses	5,960	5,279

	33,675	31,328

Operating income	1,893	1,248

Other Income (Loss)
Investments in Hallwood Energy
Equity loss	—	(1,272)
Interest expense	(139)	(301)
Interest and other income	30	33

	(109)	(1,540)

Income (loss) before income taxes	1,784	(292)
Income tax expense	529	75

Net Income (Loss)	$1,255	$(367)

Net Income (Loss) Per Common Share
Basic	$0.83	$(0.24)

Diluted	$0.82	$(0.24)

Weighted Average Shares Outstanding
Basic	1,521	1,521

Diluted	1,523	1,521

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Income (Loss)	$1,255	$(367)	$1,491	$(8,264)

Other Comprehensive Income (Loss)
Previously realized increase in fair value of marketable securities sold during the period	—	—	—	(55)

Comprehensive Income (Loss)	$1,255	$(367)	$1,491	$(8,319)

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity

Balance, January 1, 2008	2,396	$240	$56,469	$5,576	875	$(13,473)	$48,812
Net income	—	—	—	1,491	—	—	1,491

Balance, September 30, 2008	2,396	$240	$56,469	$7,067	875	$(13,473)	$50,303

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,491	$(8,264)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity loss from investments in Hallwood Energy	12,120	13,648
Depreciation and amortization	1,684	1,409
Deferred tax expense (benefit)	438	(4,300)
Excess tax benefits from share-based payment arrangements	—	(275)
Proceeds from sale of marketable securities	—	148
Income from investments in marketable securities	—	(74)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,886	(4,600)
(Increase) decrease in inventories	(110)	(5,202)
Increase (decrease) in accounts payable	792	2,217
Increase in income taxes receivable/payable	569	1,249
Increase (decrease) in accrued expenses and other current liabilities	(76)	1,688
Net change in other assets and liabilities	499	225

Net cash provided by (used in) operating activities	19,293	(2,131)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments and loans in Hallwood Energy	(13,919)	(11,093)
Investments in property, plant and equipment, net	(2,239)	(1,005)

Net cash used in investing activities	(16,158)	(12,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other bank borrowings and loans payable	(7,084)	(213)
Proceeds from revolving credit facility, net	—	6,536
Purchase of common stock for treasury	—	(439)
Excess tax benefits from share-based payment arrangements	—	275
Proceeds from exercise of stock options	—	165

Net cash provided by (used in) financing activities	(7,084)	6,324

DECREASE IN CASH AND CASH EQUIVALENTS	(3,949)	(7,905)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,260	10,054

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,311	$2,149

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2008 and 2007
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2008 and 2007
(unaudited)
     Consolidation Policy. The Company’s Brookwood subsidiary operates on a 5-4-4 accounting cycle with its months always ending on a Saturday for accounting purposes, while the parent company, The Hallwood Group Incorporated, operates on a traditional fiscal month accounting cycle. The Company’s condensed consolidated financial statements as of September 30, 2008 and 2007 include Brookwood’s operations through September 27, 2008 and September 29, 2007, respectively. Estimated operating results of Brookwood for the intervening period from September 28, 2008 through September 30, 2008 are provided below (in thousands). As September 30, 2007 was a Sunday, the operating results for 2007 were not effected.

	Amounts in
	Intervening Period
	2008	2007

Textile products sales	$444	$—
Textile products costs of sales	342	—
Administrative and selling expenses	54	—
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2008 and 2007
(unaudited)
Note 2—Inventories
     Inventories, all of which relate to Brookwood, as of the balance sheet dates were as follows (in thousands):

	September 30,	December 31,
	2008	2007

Raw materials	$8,070	$8,084
Work in progress	8,049	8,218
Finished goods	10,029	9,475

	26,148	25,777
Less: Obsolescence reserve	(1,010)	(749)

Total	$25,138	$25,028

Note 3 — Operations of Brookwood Companies Incorporated
     Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval.
     One of Brookwood’s factors announced in March 2008 that it had been negatively impacted by the tightening in the credit markets and was required to draw on its bank credit lines to provide additional liquidity. The factor announced in June 2008 that it acquired additional financing to strengthen its balance sheet and improve and diversify its liquidity and funding. Brookwood is monitoring its factor relationships and developing alternative strategies should economic conditions deteriorate further. As of November 1, 2008, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.
     Sales Concentration. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during both the 2008 and 2007 third quarter and nine month periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $8,593,000 and $38,573,000 in the 2008 third quarter and nine month periods, respectively, compared to $11,270,000 and $26,840,000 in 2007. Sales to Tennier represented 24.2% and 34.6% of Brookwood’s net sales in the 2008 and 2007 third quarters, respectively, and 30.4% and 28.9% in the 2008 and 2007 nine month periods, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2008. Its relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $4,093,000 and $13,375,000 in the 2008 third quarter and nine month periods, respectively, compared to $1,932,000 and $6,162,000 in 2007. Sales to ORC represented 11.5% and 5.9% of Brookwood’s net sales in the 2008 and 2007 third quarters, respectively, and 10.6% and 6.6% in the 2008 and 2007 nine month periods, respectively.
     Military sales accounted for $21,194,000 and $81,148,000 in the 2008 third quarters and nine month periods, compared to $18,079,000 and $46,626,000 in 2007, respectively. Military sales represented 59.6% and 55.5% of Brookwood’s net sales in the 2008 and 2007 third quarters and 64.1% and 50.2% in the 2008 and 2007 nine month periods, respectively.
     Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At September 30, 2008, dividends on the preferred stock were current. Future dividend payments by Brookwood will be attributed first to the preferred stock and thereafter to common stock.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($13,500,000 at September 30, 2008). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2008 and 2007
(unaudited)
that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.
     Engagement of Financial Advisor. In December 2007, a special committee of the board of directors of the Company engaged a financial advisor to assist it in developing strategic alternatives, including a potential sale, with respect to Brookwood. This initiative was terminated during the 2008 fourth quarter.
Note 4 — Investments in Hallwood Energy, L.P.
     Investments in Hallwood Energy as of the balance sheet dates were as follows (in thousands):

	As of September 30, 2008			Amount at		Loss for the
	Percent			which carried at		nine months ended
	of Class			September 30,	December 31,	September 30,
Description	Owned		Cost	2008	2007	2008	2007

- Class A limited partner interest	25	(a)	$50,384	$—	$—	$—	$(12,374)
- Class C limited partner interest	13		11,084	—	—	—	—
- General partner interest	50		13	—	—	—	(2)
- First Convertible Note	17		5,000	—	—	—	—
- Second Convertible Note
Cash investment	96		9,300	—	—	(8,920)	—
Less: portion invested by third parties			(380)	—	—	—	—
Guarantee to invest additional funds			3,200	—	—	(3,200)	—

Total			$78,601	$—	$—	$(12,120)	$(12,376)

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
     Hallwood Energy’s management has classified its energy investments into three identifiable geographical areas:
•	West Texas — the Barnett Shale and Woodford Shale formations,

•	Central and Eastern Arkansas — primary targets are the Fayetteville Shale and Penn Sand formations, and

•	South Louisiana — various projects on and around the LaPice Salt Dome.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2008 and 2007
(unaudited)
     Certain of the Company’s officers and directors are investors in Hallwood Energy. In addition, as members of management of Hallwood Energy, one director and officer and one officer of the Company hold a profit interest in Hallwood Energy.
     In January 2008, the Company loaned $5,000,000 to Hallwood Energy in connection with Hallwood Energy’s $30,000,000 First Convertible Note agreement (discussed below).
     In May 2008, June 2008 and September 2008, the Company loaned $2,961,000, $2,039,000 and $4,300,000, respectively, (for a total of $9,300,000) pursuant to the Equity Support Agreement in connection with the Talisman Energy Transaction (discussed below).
     Equity Losses. The Company’s proportionate share of Hallwood Energy’s calendar year 2007 loss would have reduced the carrying value of its investment in Hallwood Energy below zero. The general rule for recording equity losses ordinarily indicates that the investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses, unless the investor provides or commits to provide additional funds to the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee. Although no guarantee or commitment existed at December 31, 2007, the Company loaned $5,000,000 to Hallwood Energy in January 2008 in connection with Hallwood Energy’s $30,000,000 convertible note due January 21, 2011 (the “First Convertible Note”) to provide capital to continue regular ongoing operations. Accordingly, the Company recorded an additional equity loss in 2007 to the extent of the $5,000,000 loan, as the Company had not determined to what extent, if any, that it would advance additional funds to Hallwood Energy.
     In connection with the then ongoing efforts to complete the Talisman Energy Transaction (discussed below), the Company loaned Hallwood Energy $2,961,000 on May 15, 2008. As of that date, the Company’s management had indicated that it did not intend to make additional investments in Hallwood Energy, except in connection with Hallwood Energy’s obtaining additional funds from external sources. Due to the uncertainties at that time related to the completion of the Talisman Energy Transaction and the Company’s additional investment, if any, the Company recorded an equity loss for the 2008 first quarter to the extent of the $2,961,000 loan and reduced the Company’s carrying value of its Hallwood Energy investment to zero at March 31, 2008.
     As a result of the completion of the Talisman Energy Transaction in June 2008, the Company entered into the Equity Support Agreement with Hallwood Energy which obligated the Company to contribute additional equity or debt capital of $2,039,000 at the completion date (for a total amount of $5,000,000) to Hallwood Energy and guarantee an additional amount of up to $7,500,000 in certain circumstances, both of which were issued under the terms of the Second Convertible Note (discussed below). The Company’s commitment to provide additional financial support, resulted in the recording of an equity loss in the 2008 second quarter of $9,159,000, which included accumulated equity losses that had not been previously recorded, as the Company had reduced the carrying value of its investment to zero. The Company’s carrying value of its Hallwood Energy investment was zero at June 30, 2008.
     The Company loaned $4,300,000 to Hallwood Energy during the 2008 third quarter pursuant to the Equity Support Agreement. The Company had recognized the loss associated with this investment in the 2008 second quarter when the commitment to provide the funds was made. Accordingly, no additional equity loss was recorded in the 2008 third quarter and the Company’s carrying value of its Hallwood Energy investment remained at zero as of September 30, 2008. The Company’s proportionate share of Hallwood Energy’s accumulated losses that have not been recognized as of September 30, 2008 is approximately $3,572,000, based upon a 25% Class A ownership percentage.
     Capital Transaction in 2008. As previously disclosed, Hallwood Energy is in the process of seeking additional capital from external sources. In connection with this effort, on June 10, 2008, Hallwood Energy entered into an agreement for the sale and farmout to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and the option to pay up to the additional $65,000,000), and entered into an agreement to provide consulting services to the purchaser for one year (the “Talisman Energy Transaction”). FEI prepaid the consulting services agreement which requires two man-weeks per month of service from two senior executives. The revenues from this agreement will be recognized as earned over the course of the twelve month period. In October 2008, FEI elected to make a second payment of $30,000,000 to Hallwood Energy, which results in remaining potential funding from FEI of $35,000,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2008 and 2007
(unaudited)
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
     The farmout agreement prohibits Hallwood Energy from entering into a change of control agreement unless the lender under the Senior Secured Credit Facility and Junior Credit Facility waives its rights to demand prepayment, and holders of the Convertible Notes waive their rights of redemption upon a change of control or such indebtedness is required to be repaid or redeemed with funds provided or arranged by the party acquiring or merging with Hallwood Energy in the change of control transaction.
     In connection with the Talisman Energy Transaction, the Company loaned $2,961,000 to Hallwood Energy on May 15, 2008 on terms similar to the First Convertible Note issued in January 2008. Contemporaneously with the signing of the sale and farmout agreement, the Company entered into an Equity Support Agreement (the “Equity Support Agreement”) with Hallwood Energy, under which the Company committed to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The loan of $2,961,000 in May 2008 and an additional loan to Hallwood Energy in June 2008 of $2,039,000 (for a total of $5,000,000) are treated as contributions toward the maximum amount. In September 2008, the Company loaned an additional $4,300,000 to Hallwood Energy under the Equity Support Agreement.
     Funds advanced to Hallwood Energy pursuant to the Equity Support Agreement are issued under terms of the Second Convertible Note, terms of which are comparable to the First Convertible Note. During June and July 2008, the Company sold $380,000 of the Second Convertible Note to other investors in Hallwood Energy. As of September 30, 2008, $9,300,000 of the Second Convertible Note was outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors. The remaining commitment amount under the Equity Support Agreement was $3,200,000 at September 30, 2008.
     Hallwood Energy continues to seek additional capital from external sources.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2008 and 2007
(unaudited)
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
     The Senior Secured Credit Facility contained a make-whole provision whereby Hallwood Energy is required to pay the New Lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2009, exceeds the principal amount on the prepayment date. In June 2008, the facility was amended to extend the make-whole provision to January 31, 2010. The New Lender received amended warrants exercisable for 2.5% of the partnership interests at an exercise price of 2.5% of 100% of the amount of the total capital contributed to Hallwood Energy at December 31, 2006.
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
Nine Months Ended September 30, 2008 and 2007
(unaudited)
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
     In May 2008, Hallwood Energy entered into a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”), which was underwritten by the Company. The Second Convertible Note was issued in connection with the completion of the Talisman Energy Transaction and the related Equity Support Agreement. The Second Convertible Note contains interest terms, conversion features and repayment terms comparable to the First Convertible Note described previously. As of September 30, 2008, $9,300,000 of the Second Convertible Note was outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors.
     In January 2008, Hallwood Energy entered into the $15,000,000 Junior Credit Facility with the New Lender and drew the full amount of the facility. Proceeds were used to fund working capital requirements and future operational activities. Borrowings under both facilities are secured by Hallwood Energy’s oil and gas leases, mature on February 1, 2010, and bear interest at a rate of the defined LIBOR rate plus 10.75% per annum through April 30, 2008, and thereafter increases to 12.75% per annum until loan maturity or prepayment. An additional 2% of interest is added upon continuance of any defaulting event. The New Lender had the right to demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event, however, such right was restricted in connection with certain amendments to the credit agreements related to the Talisman Energy Transaction. Hallwood Energy remains bound to a deposit control agreement initiated with the Senior Secured Credit Facility.
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
     Hallwood Energy was not in compliance with the general and administrative expense covenant at March 31, 2008 and the current ratio covenant as of April 30, 2008 required by the Senior Secured Credit Facility and the Junior Credit Facility. Hallwood Energy entered into an amendment of the facilities with the New Lender in June 2008 to waive the defaults and amend various covenants.
     At September 30, 2008, Hallwood Energy was not in compliance with the proved collateral coverage ratio under the Senior Credit Facility and the Junior Credit Facility. Accordingly, the interest rate under those facilities is now the defined LIBOR rate plus 14.75% per annum. However, pursuant to the forbearance agreement described below, the New Lender has agreed not to exercise its other remedies under the facilities until at least 91 days after the termination of the farmout agreement.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2008 and 2007
(unaudited)
     In connection with the completion of the Talisman Energy Transaction, Hallwood Energy also agreed to amendments to its credit agreements that, among other things, could result in an increase in interest paid by Hallwood Energy and provides additional covenants. The principal provisions of the amendment and related agreements include the following:
•	The terms of the make-whole provision of the Senior Secured Credit Facility were extended from January 31, 2009 to January 31, 2010.

•	Pursuant to a forbearance agreement among Hallwood Energy, FEI, New Lender and others, if Hallwood Energy were in the future to default in certain of its obligations under its credit agreements, the New Lender has agreed not to exercise its remedies under the Senior Secured Credit Facility while the farmout agreement is in effect and for a period of 91 days after the termination of the farmout agreement.

•	Hallwood Energy shall pay to the New Lender on a monthly basis, the excess net cash flow, as defined, as additional debt service. Such payments, if any, shall be applied first to repay outstanding fees and expenses, second to accrued and unpaid interest and then to unpaid debt principal. The excess net cash flow is defined as operating revenues less operating expenses, certain general and administrative expenses, and other approved expenditures as defined in the agreement. No such payments have been made by Hallwood Energy.
     Equity Investments. There are currently three classes of limited partnership interests held in Hallwood Energy:
•	Class C interests bear a 16% priority return which compounds monthly. The priority return will be accrued and become payable when, as and if declared by the general partner of Hallwood Energy. Hallwood Energy does not anticipate paying any distributions in the foreseeable future. All distributions of defined available cash and defined net proceeds from any sales or other disposition of all or substantially all of the then remaining assets of Hallwood Energy which is entered into in connection with, or which will result in, the liquidation of Hallwood Energy (the “Terminating Capital Transaction”) must first be used to reduce any unpaid Class C priority return and capital contributions to zero. Unpaid Class C priority return and capital contributions can be converted into Class A interests based on the ratio of Class C contributions to the sum of Class A contributions and the Class C limited partner’s Class C partnership interest designated by the Class C limited partner to be converted into Class A partnership interest. The Class C capital contributions were $84,422,000 and unpaid priority returns were $17,321,000 at September 30, 2008.

•	Class A interests have certain voting rights and with the general partner would receive 100% of the distributions of available cash and net proceeds from Terminating Capital Transactions subsequent to the payment of all unpaid Class C priority return and of all Class C capital contributions until the unrecovered capital accounts of each Class A partner interest is reduced to zero, and thereafter share in all future distributions of available cash and net proceeds from Terminating Capital Transactions with the holders of the Class B interests.

•	Class B interests represent vested net profit interests awarded to key individuals by Hallwood Energy. At September 30, 2008 and December 31, 2007, outstanding Class B interests had rights to receive 20.0% and 18.6%, respectively, of distributions of defined available cash and net proceeds from Terminating Capital Transactions after the unpaid Class C priority return and capital contributions and the unreturned Class A and general partner capital contributions have been reduced to zero.
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
Nine Months Ended September 30, 2008 and 2007
(unaudited)
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
     Litigation. In 2006, Hallwood Energy and Hallwood Petroleum (collectively referred to herein as “Hallwood”) entered into two, two-year contracts with Eagle Drilling, LLC (“Eagle Drilling”), under which the contractor was to provide drilling rigs and crews to drill wells in Arkansas. On or about August 14, 2006, one of the masts on the rigs provided under the contracts collapsed. Hallwood requested the contractor to provide assurances that the mast on the other rig, and any mast provided to replace the collapsed mast, were safe and met the requirements of the contracts. Eagle Drilling subsequently assigned the contracts to Eagle Domestic Drilling Operations, L.L.C. (“Eagle Domestic”) on August 25, 2006.
     When the contractor refused to provide assurances, Hallwood notified the contractor in September 2006 that the contracts were terminated and it filed suit against Eagle Drilling and Eagle Domestic in Tarrant County, Texas state court (the “Hallwood Action”) to recover $1,688,000 in funds previously deposited with the contractor under the contracts. Eagle Domestic and its parent then filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Texas Bankruptcy Court”). After the filing of its bankruptcy case, Eagle Domestic filed an adversary action against Hallwood in the bankruptcy proceeding (the “Eagle Domestic Action”) to recover unspecified damages, but purportedly in excess of $50 million based upon disclosures subsequently made during the discovery phase of the case. Hallwood asserted a counterclaim in the Eagle Domestic Action for the return of $1,688,000 in funds previously deposited with the contractor.
     In October 2006, Eagle Drilling filed a related lawsuit against Hallwood in Cleveland County, Oklahoma state court (the “Eagle Drilling Action”) alleging breach of contract damages of approximately $170,000 in connection with certain invoices that were not paid after the collapse of the mast. Eagle Domestic initially joined in the Eagle Drilling Action, alleging other claims, but later dismissed its claims in light of its bankruptcy proceeding in Texas. Eagle Drilling subsequently amended its claims to also include a negligence claim for in excess of $1,050,000 in damages resulting from the collapse of the mast and a tortious breach of contract claim.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2008 and 2007
(unaudited)
     In September 2007, Eagle Drilling filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of Oklahoma (the “Oklahoma Bankruptcy Court”). Hallwood then removed the Eagle Drilling Action and its claims against Eagle Drilling in the Hallwood Action to the Oklahoma Bankruptcy Court. In February 2008, the Eagle Drilling Action and the Hallwood Action were consolidated by an agreed order to be tried to a jury in the Oklahoma Bankruptcy Court. No trial date has been scheduled.
     In April 2008, Hallwood Energy and Eagle Domestic signed an agreement to settle the Eagle Domestic Action. Hallwood Energy agreed to immediately release any claims it had against Eagle Domestic, pay Eagle Domestic $2,000,000 in cash and issue to Eagle Domestic $2,750,000 in equity of Hallwood Energy or a successor entity, which was accrued by Hallwood Energy at March 31, 2008. Hallwood paid Eagle Domestic $500,000 in July 2008 and the remaining $1,500,000 in October 2008. The parties are in discussions on how to value Hallwood Energy so that the equity component of the settlement can be implemented. The trial previously scheduled in the matter has been continued and no new trial date has been set. Upon receipt of the amounts contemplated by the settlement, the parties and their affiliates will be released from any claims the parties and their affiliates may have against each other on such terms and conditions as are reasonable and customary.
     In April 2008, Eagle Drilling filed a motion for leave to amend its complaint in the Oklahoma Bankruptcy Court to allege additional claims for liquidated and actual damages in excess of $22,900,000 in connection with Hallwood’s alleged breach of the drilling contracts, as well as unspecified damages for tortious interference with contracts and business relations, defamation and business disparagement. Hallwood opposed Eagle Drilling’s motion insofar as Eagle Drilling sought to add the $22,900,000 breach of contract/liquidated damages claims on the basis that Eagle Drilling had assigned the underlying drilling contracts to Eagle Domestic and thus did not have standing to pursue those claims. The Oklahoma Bankruptcy Court has not yet ruled on Eagle Drilling’s motion to amend its complaint.
     As a result of Eagle Drilling’s attempt to sue on the same claims asserted by Eagle Domestic in the Eagle Domestic Action, Eagle Domestic filed a motion in the Texas Bankruptcy Court that sought to compel Eagle Drilling to show cause why it should not be held in contempt for its efforts to assert those claims. Hallwood joined in that motion. After conducting an evidentiary hearing in June 2008, the Texas Bankruptcy Court issued an order and related opinion on September 24, 2008 wherein it held that the claims for liquidated damages arising from the alleged breach of the drilling contracts did not belong to Eagle Drilling, but rather to Eagle Domestic. Among other things, the Texas Bankruptcy Court found that the drilling contracts terminated after Eagle Drilling’s assignment of the contracts to Eagle Domestic on August 25, 2006. The Texas Bankruptcy Court also barred Eagle Drilling from prosecuting any claims against Hallwood in the Oklahoma Bankruptcy Court or any other court where the basis of the claim was that the drilling contracts were terminated prior to Eagle Drilling’s assignment of the contracts to Eagle Domestic on August 25, 2006 or that Hallwood owed money for any accounts receivable created after August 25, 2006. Eagle Drilling has appealed the Texas Bankruptcy Court’s order.
     In response to various motions filed by the parties in the Eagle Drilling bankruptcy proceeding, the Oklahoma Bankruptcy Court appointed an expert witness to examine the merits of the parties’ claims and to report to the court on potential fraudulent transfers that may have been made by Eagle Drilling to or for the benefit of Eagle Drilling’s insiders and affiliates. On September 19, 2008, the court-appointed expert filed his report and identified potential avoidable transfers made by the Eagle Drilling to its insiders and affiliates. The expert also reported that the merits of the parties’ claim against each other rest upon numerous factual determinations, but that Hallwood has a valid claim against Eagle Drilling if Hallwood was not responsible for the collapse. This finding was in response to Eagle Drilling’s contention that Hallwood had released Eagle Drilling via the settlement with Eagle Domestic. The expert also noted the Texas Bankruptcy Court’s forthcoming ruling could have a major impact on the viability of Eagle Drilling’s $22,900,000 breach of contract/liquidated damages claims against Hallwood. On October 24, 2008, the Oklahoma Bankruptcy Court asked the expert to supplement his report to take into account the entry of the Texas Bankruptcy Court’s order and to further investigate other potentially avoidable transfers.
     Earlier, on August 7, 2008, Eagle Drilling filed a motion to vacate the agreed order that consolidated the Hallwood Action and the Eagle Drilling Action before the Oklahoma Bankruptcy Court and to remand those actions back to the state courts in which they were originally filed. Hallwood filed an opposition to that motion on August 22, 2008. On October 21, 2008, the Debtor filed with the Oklahoma Bankruptcy Court a motion for dismissal of the Eagle Drilling bankruptcy proceeding. On November 5, 2008, Hallwood filed an objection to that motion and subsequently filed a motion to convert the Eagle Drilling

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2008 and 2007
(unaudited)
bankruptcy proceeding to a chapter 7 proceeding, or alternatively, to appoint a chapter 11 trustee. No hearings have been set on any of these motions.
     On November 7, 2008, the expert issued his supplemental report wherein he reported that Eagle Drilling has no claim against Hallwood for termination of the drilling contracts based on the Texas Bankruptcy Court’s order. The expert also stated the potentially avoidable transactions should be further investigated by means of a fraudulent transfer action filed by Eagle Drilling or, if Eagle Drilling refuses to do so, by an independent third party. Finally, the expert reported that he did not believe Eagle Drilling, as the debtor in possession, had been acting in the best interests of the debtor and its creditors.
     Hallwood Energy and Hallwood Petroleum are currently unable to determine the impact that the above-referenced bankruptcy cases and associated litigation may have on its results of operations or its financial position.
     On October 27, 2008, Cimarex Energy Co. filed Cimarex Energy Co. v. Hallwood Energy, L.P. in the 298th Judicial District Court in Dallas County, Texas. Cimarex contends that Hallwood Energy has failed to pay approximately $3.7 million purportedly due under a Participation Agreement between parties related to the Boudreaux #1 Well in Lafayette Parish, Louisiana. Hallwood Energy has not yet filed its answer and intends to vigorously defend the claim.
     Going Concern. In addition to the Talisman Energy Transaction, Hallwood Energy is continuing to seek additional capital, however, there is no assurance that any such transaction will be completed. If FEI does not elect to fund a substantial portion of the remaining $35,000,000 contemplated under the farmout agreement or if Hallwood Energy is unable to obtain additional funds, there is substantial doubt about Hallwood Energy’s ability to continue as a going concern.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2008 and 2007
(unaudited)
     The following table sets forth summarized financial data for Hallwood Energy, L.P. (in thousands):

	September 30,	December 31,
	2008	2007
Balance Sheet Data
Cash and cash equivalents	$24,007	$2,372
Restricted cash	927	—
Oil and gas properties, net	116,657	107,248
Total assets	148,772	115,678
Notes payable (including make-whole fee)	158,925	101,990
Total liabilities	195,937	146,516
Partners’ capital (deficiency)	(47,165)	(30,838)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Statement of Operations Data
Revenues
Natural gas and oil sales	$2,038	$1,667	$13,853	$1,667
Facility income	177	183	966	183

	2,215	1,850	14,819	1,850

Expenses
Impairment of oil and gas properties	3,742	—	3,742	31,680
General and administrative expenses	825	1,771	7,247	5,120
Depreciation and depletion	2,701	959	6,631	1,081
Operating expenses	898	715	2,947	804
Litigation settlement	7	—	4,770	—

	8,173	3,445	25,337	38,685

Operating (loss)	(5,958)	(1,595)	(10,518)	(36,835)

Other Income and Expense
Interest expense	858	(3,711)	(16,793)	(17,913)
Interest and other income (loss)	3,162	(38)	3,485	146

	4,020	(3,749)	(13,308)	(17,767)

Net (Loss)	$(1,938)	$(5,344)	$(23,826)	$(54,602)

     Impairment. In accordance with the full cost accounting methodology, Hallwood Energy performs a ceiling test at each quarter’s end. As a result of this test at September 30, 2008, Hallwood Energy recognized an impairment of its oil and gas properties of $3,742,000. The impairment was primarily due to a significant decline in natural gas prices from the prior quarter and the transfer of unevaluated leasehold cost associated with the unsuccessful drilling program in South Louisiana to the full cost pool. Hallwood Energy’s evaluation and its ability to develop its unevaluated properties could lead to future impairments.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2008 and 2007
(unaudited)
Note 5 — Loans Payable
     Loans payable, all of which relate to Brookwood, at the balance sheet dates were as follows (in thousands):

	September 30,	December 31,
	2008	2007
Working capital revolving credit facility, interest at Libor +1.25% - 1.75% or Prime, due January 2010	$10,228	$17,181
Equipment term loans, interest at various rates, due at various dates through April 2009	54	185

Total	10,282	17,366
Current portion	(54)	(158)

Noncurrent portion	$10,228	$17,208

     Working Capital Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $25,000,000 (increased from $22,000,000 in December 2007) with Key Bank National Association (the “Working Capital Revolving Credit Facility”). Borrowings are collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The facility bears interest at Brookwood’s option of Prime, or Libor plus 1.25% - 1.75% (variable depending on compliance ratios) and contains various covenants. The interest rate was a blended rate of 4.95% and 6.73% at September 30, 2008 and December 31, 2007, respectively. The outstanding balance was $10,228,000 at September 30, 2008 and Brookwood had $14,772,000 of borrowing availability under this facility.
     Equipment Term Loans. Brookwood has a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank. Interest rates for the equipment term loans varied between 4.23% and 8.20% with a blended rate of 5.01% and 6.53% at September 30, 2008 and December 31, 2007, respectively. The outstanding balance was $54,000 at September 30, 2008 and Brookwood had $2,946,000 of borrowing availability under this facility.
     Loan Covenants. The Working Capital Revolving Credit Facility provides for a maximum total debt to tangible net worth ratio and a covenant that Brookwood shall maintain a quarterly minimum net income of not less than one dollar. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the Working Capital Revolving Credit Facility. As of the end of all interim periods in 2008 and 2007 and as of December 31, 2007, Brookwood was in compliance with its loan covenants, although a waiver regarding a pro forma (inclusive of projected dividend) total debt to tangible net worth ratio for the 2007 third quarter was granted to allow a $1,500,000 dividend payment in November 2007 and an amendment to the Working Capital Revolving Credit Facility was entered into in June 2008 to allow a $4,800,000 dividend payment in June 2008, which restricts calendar 2008 total dividends from Brookwood to $9,300,000.
     Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $33,035,000 and $29,180,000 as of September 30, 2008 and December 31, 2007, respectively.
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
     At September 30, 2008, there were 4,500 fully vested outstanding options that expire in May 2010. The 1995 Stock Option Plan terminated on June 27, 2005. Options issued prior to the termination were not affected; however, no new options can be issued under the 1995 Plan.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2008 and 2007
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
     There was no option activity for the nine months ended September 30, 2008 and status of outstanding options are as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value

Outstanding, January 1, 2008	4,500	$10.31

Granted	—
Exercised	—
Forfeited	—

Outstanding, September 30, 2008	4,500	$10.31	1.67	$246,000

Options exercisable and vested at September 30, 2008	4,500		1.67	$246,000

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2008 third quarter ($65.00 per share) and the exercise price, multiplied by the number of options).
Note 7 — Income Taxes
     Following is a schedule of the income tax expense (benefit) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Federal
Deferred	$317	$(168)	$438	$(4,259)
Current	(109)	—	(109)	—

Sub-total	208	(168)	329	(4,259)

State
Deferred	—	—	—	(43)
Current	321	243	1,294	512

Sub-total	321	243	1,294	469

Total	$529	$75	$1,623	$(3,790)

     The net deferred tax asset was $4,162,000 and $4,600,000 at September 30, 2008 and December 31, 2007, respectively. The deferred tax asset at September 30, 2008 was comprised of $1,261,000 attributable to temporary differences that, upon reversal, can be utilized to offset income from operations, $2,142,000 attributable to a net operating loss carryforward from 2007, and $759,000 of

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2008 and 2007
(unaudited)
alternative minimum credits. The December 31, 2007 amount was attributable to temporary differences of $1,720,000, a net operating loss carryforward of $2,036,000 and $844,000 of alternative minimum tax credits. The effective federal tax rate in both periods was 34%. State taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     The federal income tax receivable, attributable to the carryback of its 2007 taxable loss, was $12,347,000 and $12,239,000 at September 30, 2008 and December 31, 2007, respectively. The Company filed a carryback of its 2007 taxable loss in September 2008 and received the refund in October 2008 of $12,347,000.
Note 8 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments in thousands):
Supplemental schedule of non-cash investing and financing activities:

	Nine Months Ended
	September 30,
Description	2008	2007

Change in payable — additional investment in Hallwood Energy	$3,201	$—

Accrued capital expenditures in accounts payable Amount at period end	$37	$523

Previously realized increase in fair value of marketable securities sold during the period	$—	$(55)

Income tax effect from exercise of stock options:
Income taxes payable	$—	$275
Additional paid-in capital	—	(275)

	$—	$—

Supplemental disclosures of cash payments:

Income taxes paid (refunded)	$634	$(713)
Interest paid	567	833

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2008 and 2007
(unaudited)
Note 9 — Computation of Income (Loss) Per Common Share
     The following table reconciles weighted average shares outstanding from basic to diluted methods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description	2008	2007	2008	2007

Weighted Average Shares Outstanding
Basic	1,521	1,521	1,521	1,518
Potential shares from assumed exercise of stock options	5	—	5	—
Potential repurchase of shares from stock option proceeds	(3)	—	(3)	—

Diluted	1,523	1,521	1,523	1,518

Net Income (Loss)
Basic and diluted	$1,255	$(367)	$1,491	$(8,264)

     Due to the losses in the 2007 periods, potential shares from assumed exercise of stock options in the amounts of 3,000 and 6,000 shares for the three month and nine month periods in 2007, respectively, were antidilutive. No shares were excluded from the calculation of diluted earnings per share for the three months and nine months ended September 30, 2008.
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
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Consulting fees	$249	$249	$747	$747
Office space and administrative services	80	53	232	127
Travel expenses	11	20	47	36

Total	$340	$322	$1,026	$910

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2008 and 2007
(unaudited)
     HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the three months ended September 30, 2008 and 2007, HIL reimbursed the Company $38,000 and $41,000, respectively, for such expenses. For the nine months ended September 30, 2008 and 2007, HIL reimbursed the Company $118,000 and $116,000, respectively.
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
     In January 2008, HIL loaned $5,000,000 to Hallwood Energy in connection with Hallwood Energy’s $30,000,000 First Convertible Note. Terms of the First Convertible Note agreement are discussed in the section entitled “Investments in Hallwood Energy”. As of October 31, 2008, HIL and one of its affiliated entities have invested $19,156,000 in Hallwood Energy.
     Hallwood Energy. Hallwood Energy shares common offices, facilities and certain staff in its Dallas office with the Company. Hallwood Energy reimburses the Company for its allocable share of the expenses and certain direct energy-related expenses. For the three months ended September 30, 2008 and 2007, Hallwood Energy reimbursed the Company $113,000 and $77,000 for such expenses, respectively. For the nine months ended September 30, 2008 and 2007, Hallwood Energy reimbursed the Company $317,000 and $203,000, respectively.
Note 11 C Litigation, Contingencies and Commitments
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
     On July 31, 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that the defendants infringed five United States patents pertaining to internally-coated webs: U.S. Patent No. 5,418,051; 5,856,245; 5,869,172; 6,071,602 and 6,129,978. On October 3, 2007, the U.S. District Court dismissed The Hallwood Group Incorporated from the lawsuit. Brookwood timely answered the lawsuit. Nextec recently sought leave of court to add two additional patents to the lawsuit: U.S. Patent No. 5,954,902 and 6,289,841. The Court granted leave to Nextec, and Nextec filed its amended complaint September 19, 2008. The case is currently in the discovery phase. Brookwood intends to vigorously defend all claims.
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
Nine Months Ended September 30, 2008 and 2007
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
     In June 2007, RIDEM issued a NOV to Kenyon, alleging that Kenyon violated certain provisions of its wastewater discharge permit and seeking an administrative penalty of $79,000. Kenyon filed an Answer and Request for Hearing in which it disputed certain allegations in the NOV and the amount of the penalty. An informal meeting was held with RIDEM in August 2007. Following settlement negotiations, a Consent Agreement was executed which required payment of a $5,000 fine and agreement by Kenyon to perform two Supplemental Environmental Projects (“SEPs”) at a total cost of $161,000. As of October 31, 2008, one SEP had been completed, and engineering plans for the second SEP were being modified to secure RIDEM approval. If RIDEM issues a timely approval and weather conditions allow, the second SEP will be completed within 120 days of receipt of the approval, as required by the Consent Agreement. However, if there is a delay in the receipt of the approval, weather conditions may make it necessary for the second SEP to be completed in the Spring of 2009.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2008 and 2007
(unaudited)
Note 12 — Segments and Related Information
     The following represents the Company’s reportable segment operations for the three months and nine months ended September 30, 2008 and 2007, respectively (in thousands):

	Textile
	Products	Energy	Other	Consolidated
Three months ended September 30, 2008
Total revenue from external sources	$35,568			$35,568

Operating income (loss)	$3,401	$—	$(1,508)	$1,893
Other income (loss), net	(139)	—	30	(109)

Income (loss) before income taxes	$3,262	$—	$(1,478)	$1,784

Three months ended September 30, 2007
Total revenue from external sources	$32,576			$32,576

Operating income (loss)	$2,622	$—	$(1,374)	$1,248
Other income (loss), net	(301)	(1,272)	33	(1,540)

Income (loss) before income taxes	$2,321	$(1,272)	$(1,341)	$(292)

Nine months ended September 30, 2008
Total revenue from external sources	$126,689			$126,689

Operating income (loss)	$19,542	$—	$(3,813)	$15,729
Other income (loss), net	(567)	(12,120)	72	(12,615)

Income (loss) before income taxes	$18,975	$(12,120)	$(3,741)	$3,114

Nine months ended September 30, 2007
Total revenue from external sources	$92,949			$92,949

Operating income (loss)	$5,773	$—	$(3,730)	$2,043
Other income (loss), net	(810)	(13,556)	269	(14,097)

Income (loss) before income taxes	$4,963	$(13,556)	$(3,461)	$(12,054)

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
     While Brookwood has enjoyed substantial growth in its military business, there is no assurance this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been more volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $21,194,000 and $81,148,000 for the 2008 third quarter and nine month periods, respectively, were 17.2% and 74.0% higher than the comparable periods in 2007 of $18,079,000 and $46,626,000.
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
     Engagement of Financial Advisor. In December 2007, a special committee of the board of directors of the Company engaged a financial advisor to assist it in developing strategic alternatives, including a potential sale, with respect to Brookwood. This initiative was terminated during the 2008 fourth quarter.
     Energy. Hallwood Energy is a privately held independent oil and gas limited partnership and operates as an upstream energy company engaging in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. Hallwood Energy conducts its energy activities from its corporate office located in Dallas, Texas and production offices in Searcy, Arkansas and Lafayette, Louisiana. Hallwood Energy’s results of operations are and will be largely dependent on a variety of factors, including, but not limited to fluctuations in natural gas prices; success of its drilling activities; the ability to transport and sell its natural gas; regional and national regulatory matters; and the ability to secure, and price of, goods and services necessary to develop its oil and gas leases. As of September 30, 2008, the Company owned approximately 22% of the blended Class A and Class C limited partner interests (18% after consideration of profit interests) of Hallwood Energy. In addition, the Company owned approximately 39% of the convertible notes issued by Hallwood Energy.
     In June 2008, Hallwood Energy entered into an agreement for the sale and farmout to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc. of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and the option to pay up to an additional $65,000,000), and entered into an agreement to provide consulting services to the purchaser for one year (the “Talisman Energy Transaction”). In October 2008, FEI elected to make a second payment of $30,000,000 to Hallwood Energy, which results in remaining potential funding from FEI of $35,000,000.
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
     Results of Operations
     The Company reported net income for the 2008 third quarter of $1,255,000, compared to a net loss of $367,000 in 2007. Revenue for the 2008 third quarter was $35,568,000, compared to $32,576,000 in 2007.
     Net income for the 2008 nine month period was $1,491,000, compared to a net loss of $8,264,000 in 2007. Revenue for the 2008 nine month period was $126,689,000, compared to $92,949,000 in 2007.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Revenues
     Textile products sales of $35,568,000 increased by $2,992,000, or 9.2%, in the 2008 third quarter, compared to $32,576,000 in 2007. Sales for the nine month period increased by $33,740,000, or 36.3%, to $126,689,000, compared to $92,949,000 in 2007. The increases in the 2008 periods were principally due to an increase of sales of specialty fabric to U.S. military contractors, as a result of increased orders from the military to Brookwood’s customers. Military sales accounted for $21,194,000 and $81,148,000 in the 2008 third quarter and nine month periods, respectively, compared to $18,079,000 and $46,626,000 in 2007. The military sales represented 59.6% and 55.5% of Brookwood’s net sales in the 2008 and 2007 third quarters, respectively, and 64.1% and 50.2% in the 2008 and 2007 nine month periods, respectively.
     Sales to one customer, Tennier Industries, Inc. (“Tennier”) accounted for more than 10% of Brookwood’s net sales during both the 2008 and 2007 three month and nine month periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $8,593,000 and $38,573,000 in the 2008 third quarter and nine month periods, respectively, compared to $11,270,000 and $26,840,000 in 2007. Sales to Tennier represented 24.2% and 34.6% of Brookwood’s net sales in the 2008 and 2007 quarters, respectively, and 30.4% and 28.9% in the 2008 and 2007 nine month periods, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”) accounted for more than 10% of Brookwood’s sales in 2008. Its relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $4,093,000 and $13,375,000 in the 2008 third quarter and nine month periods, respectively, compared to $1,932,000 and $6,162,000 in 2007. Sales to ORC represented 11.5% and 5.9% of Brookwood’s net sales in the 2008 and 2007 third quarters, respectively, and 10.6% and 6.6% in the 2008 and 2007 nine month periods, respectively.
     Expenses
     Textile products cost of sales of $27,715,000 for the 2008 third quarter increased by $1,666,000, or 6.4%, compared to $26,049,000 in 2007. For the nine month period, textile products cost of sales of $94,234,000 for 2008 increased by $17,938,000, or 23.5%, compared to $76,296,000 in 2007. The 2008 increases principally resulted from material and labor costs associated with the higher sales volume, changes in product mix and utility costs, which increased 68% and 59% in the 2008 third quarter and nine month periods compared to the 2007 periods. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network and associated manufacturer’s rebates. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
     The increased gross profit margin for the 2008 third quarter, 22.1% versus 20.0%, and for the 2008 nine month period, 25.6% versus 17.9%, principally resulted from higher sales volume, changes in product mix and manufacturing efficiencies such as reductions to material working loss.
     Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Textile products	$4,452	$3,905	$12,913	$10,880
Corporate	1,508	1,374	3,813	3,730

Total	$5,960	$5,279	$16,726	$14,610

     Textile products administrative and selling expenses of $4,452,000 for the 2008 third quarter increased by $547,000, or 14.0%, from 2007. For the nine months, selling and administrative expenses increased by $2,033,000, or 18.7%, compared to 2007. The increase for the 2008 third quarter from the 2007 quarter was primarily attributable to an increase of $200,000 of employee related expenses (e.g. salaries and benefits) related to the higher sales volume, as well as in support of increased compliance requirements for Sarbanes-Oxley and environmental matters, $173,000 for provision of doubtful accounts and an increase of $276,000 for legal and professional fees, partially offset by a $60,000 reduction in commissions. The increase for the 2008 nine month period was primarily attributable to an increase of $1,308,000 of employee related expenses related to higher sales volume, as well as in support of increased compliance requirements for Sarbanes-Oxley and environmental matters, $174,000 of increased factor commissions,

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$104,000 for provision of doubtful accounts and an increase of $566,000 for legal and professional fees, partially offset by $128,000 of one-time 2007 first quarter relocation expenses related to Brookwood Laminating’s move to Connecticut. The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $210,000 and $121,000 for the 2008 and 2007 third quarters, respectively and $668,000 and $448,000 in the 2008 and 2007 nine month periods, respectively.
     Corporate administrative expenses increased $134,000, or 9.7%, for the 2008 third quarter, compared to 2007. For the nine months, corporate expenses increased $83,000, or 2.2%, compared to 2007. The increase for the 2008 third quarter was principally attributable to higher professional fees of $141,000, including costs related to the special committee’s activities in considering the Company’s investment in Hallwood Energy and strategic alternatives with respect to Brookwood, partially offset by a decrease in Sarbanes-Oxley costs of $40,000. The increase for the 2008 nine month period was principally attributable to higher professional fees of $176,000 and higher office space and administrative service costs for HIL of $105,000, partially offset by reduced Sarbanes-Oxley costs of $201,000.
     Other Income (Loss)
     Equity income (loss) from the Company’s investments in Hallwood Energy, attributable to the Company’s share of loss in Hallwood Energy, was zero in the 2008 third quarter, compared to a loss of $1,272,000 in 2007. The equity loss for the 2008 nine month period was $12,120,000, compared to a loss of $13,648,000 in 2007. In the 2008 third quarter, Hallwood Energy reported a loss of $1,938,000, which included an impairment of its oil and gas properties of $3,742,000, interest expense of $858,000 (including an offset of $6,374,000 attributable to the make-whole fee) and other income of $3,227,000, which principally relates to the contract services agreement with Talisman. In the 2007 third quarter, Hallwood Energy reported a loss of $5,344,000, which included interest expense of $3,711,000 (including $190,000 attributed to the make-whole fee. The make-whole fees were included in interest expense. The Company recorded the equity losses in the 2008 periods to the extent of loans it made to Hallwood Energy in 2008 of $8,920,000 and a guarantee to invest additional funds up to $3,200,000 and reduced the carrying value of its investment in Hallwood Energy to zero. For the 2008 nine month period, Hallwood Energy reported a loss of $23,826,000, compared to loss of $54,602,000 for the 2007 nine month period. As of September 30, 2008, the Company’s proportionate share of Hallwood Energy’s accumulated losses that have not been recognized is approximately $3,572,000, based upon a 25% Class A ownership percentage.
     The Company earned interest income of $-0- and $92,000 for the 2007 third quarter and nine month periods, respectively, which was accrued but not paid in cash on loans it made to Hallwood Energy in the period from March to May 2007.
     Interest expense was $139,000 and $567,000 in the 2008 third quarter and nine month periods, respectively, compared to $301,000 and $810,000 in the 2007 periods. Interest expense principally relates to Brookwood’s Key Bank revolving credit facility. The decreases in interest expense were due to lower interest rates and lower principal balances.
     Interest and other income was $30,000 and $72,000 in the 2008 third quarter and nine month periods, respectively, compared to $33,000 and $269,000 in the 2007 periods. The 2008 decreases were principally due to a gain in the amount of $74,000 from the sale of a marketable security sold in March 2007, and reduced interest income earned on lower balances of cash and cash equivalents.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Income Taxes
     Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Federal
Deferred	$317	$(168)	$438	$(4,259)
Current	(109)	—	(109)	—

Sub-total	208	(168)	329	(4,259)

State
Deferred	—	—	—	(43)
Current	321	243	1,294	512

Sub-total	321	243	1,294	469

Total	$529	$75	$1,623	$(3,790)

     At September 30, 2008, the deferred tax asset was attributable to temporary differences, that upon reversal, could be utilized to offset income from operations, a net operating loss carryforward and alternative minimum tax credits. The effective federal tax rate in both periods was 34%, while state taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     Investments in Hallwood Energy
     At September 30, 2008, the Company had invested $61,481,000 in Hallwood Energy, which represented approximately 22% of the blended Class A and Class C limited partner interests (18% after consideration of profit interests) of Hallwood Energy and, in addition, the Company loaned Hallwood Energy $13,920,000 in the form of convertible notes. The Company accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions as appropriate.
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
     Hallwood Energy’s management has classified its energy investments into three identifiable geographical areas:
•	West Texas — the Barnett Shale and Woodford Shale formations,
•	Central and Eastern Arkansas — primary targets are the Fayetteville Shale and Penn Sand formations, and
•	South Louisiana — various projects on and around the LaPice Salt Dome.
     Certain of the Company’s officers and directors are investors in Hallwood Energy. In addition, as members of management of Hallwood Energy, one director and officer and one officer of the Company hold a profit interest in Hallwood Energy.
     In January 2008, the Company loaned $5,000,000 to Hallwood Energy as part of a $30,000,000 convertible subordinated note agreement (discussed below).
     In May 2008, June 2008 and September 2008, the Company loaned $2,961,000, $2,039,000 and $4,300,000, respectively, (for a total of $9,300,000) pursuant to the Equity Support Agreement in connection with the Talisman Energy Transaction (discussed below).
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
     As a result of the completion of the Talisman Energy Transaction in June 2008, the Company entered into the Equity Support Agreement with Hallwood Energy which obligated the Company to contribute additional equity or debt capital of $2,039,000 (for a total of $5,000,000) at the completion date to Hallwood Energy and guarantee an additional amount of up to $7,500,000 in certain circumstances, both of which were to be issued under the terms of the Second Convertible Note (discussed below). The Company’s commitment to provide additional financial support, resulted in the recording of an equity loss in the 2008 second quarter of $9,159,000, which included accumulated equity losses that had not been previously recorded as the Company reduced the carrying value of its investment to zero. The Company’s carrying value of its Hallwood Energy investment was zero at September 30, 2008.
     Capital Transaction in 2008. On June 10, 2008, Hallwood Energy entered into an agreement for the sale and farmout to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc. of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and the option to pay up to an additional $65,000,000), and entered into an agreement to provide consulting services to the purchaser for one year (the “Talisman Energy Transaction”). FEI prepaid the consulting services agreement which requires two man-weeks per month of service from two senior executives. The revenues from this agreement will be recognized as earned over the course of the twelve month period. In October 2008, FEI elected to make a second payment of $30,000,000 to Hallwood Energy, which results in remaining potential funding from FEI of $35,000,000.
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
     The farmout agreement prohibits Hallwood Energy from entering into a change of control agreement unless the lender under the Senior Secured Credit Facility and Junior Credit Facility waives its rights to demand prepayment, and holders of the Convertible Notes waive their rights of redemption upon a change of control or such indebtedness is required to be repaid or redeemed with funds provided or arranged by the party acquiring or merging with Hallwood Energy in the change of control transaction.
     In connection with the Talisman Energy Transaction, the Company loaned $2,961,000 to Hallwood Energy on May 15, 2008. Contemporaneously with the signing of the sale and farmout agreement, the Company entered into an Equity Support Agreement (the “Equity Support Agreement”) with Hallwood Energy, under which the Company committed to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The loan of $2,961,000 in May 2008 and an additional loan to Hallwood Energy in June 2008 of $2,039,000 (for a total of $5,000,000) are treated as contributions toward the maximum amount. In September 2008, the Company loaned an additional $4,300,000 to Hallwood Energy under the Equity Support Agreement.
     Funds advanced to Hallwood Energy pursuant to the Equity Support Agreement are issued under terms of the Second Convertible Note (discussed below), which are comparable to the First Convertible Note. During June and July 2008, the Company sold $380,000 of the Second Convertible Notes to other investors in Hallwood Energy. As of September 30, 2008, $9,300,000 of the Second Convertible Notes were outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors. The remaining commitment amount by the Company under the Equity Support Agreement was $3,200,000, at September 30, 2008.
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
     The Senior Secured Credit Facility contained a make-whole provision whereby Hallwood Energy is required to pay the New Lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2009, exceeds the principal amount on the prepayment date. In June 2008, the facility was amended to extend the make-whole provision to January 31, 2010. The New Lender received amended warrant terms exercisable for 2.5% of the partnership interests at an exercise price of 2.5% of 100% of the amount of the total capital contributed to Hallwood Energy at December 31, 2006.
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
     In connection with the completion of the Talisman Energy Transaction, the Company entered into an option agreement with the New Lender that grants the new lender an option to purchase the Company’s interest in the First Convertible Note at face value plus accrued interest, exercisable within 90 days commencing with the date of the full and final payment of all obligations and indebtedness owed by Hallwood Energy to the New Lender
     In May 2008, Hallwood Energy entered into a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”), which was underwritten by the Company. The Second Convertible Note was issued in connection with the completion of the Talisman Energy Transaction and the related Equity Support Agreement for $12,500,000. The Second Convertible Note contains interest terms, conversion features and repayment terms comparable to the First Convertible Note described previously. As of September 30, 2008, $9,300,000 of the Second Convertible Note had been issued, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors. The remaining commitment amount under the Equity Support Agreement was $3,200,000 at September 30, 2008.
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
     Hallwood Energy was not in compliance with the general and administrative expense covenant at March 31, 2008 and the current ratio covenant as of April 30, 2008 required by the Senior Secured Credit Facility and Junior Credit Facility. Hallwood Energy entered into an amendment of the facilities with the New Lender in June 2008 to waive the defaults and amend various covenants.
     At September 30, 2008, Hallwood Energy was not in compliance with the proved collateral coverage ratio under the Senior Credit Facility and the Junior Credit Facility. Accordingly, the interest rate under those facilities is now the defined LIBOR rate plus 14.75% per annum. However, pursuant to the forbearance agreement described below, the New Lender has agreed not to exercise its other remedies under the facilities until at least 91 days after the termination of the farmout agreement.
     In connection with the completion of the Talisman Energy Transaction, Hallwood Energy also agreed to amendments to its credit agreements that, among other things, could result in an increase in interest paid by Hallwood Energy and provides additional covenants. The principal provisions of the amendment and related agreements include the following:
•	The terms of the make-whole provision of the Senior Secured Credit Facility were extended from January 31,2009 to January 31, 2010.

•	Pursuant to a forbearance agreement among Hallwood Energy, FEI, New Lender and others, if Hallwood Energy were in the future to default in certain of its obligations under its credit agreements, the New Lender has agreed not to exercise its remedies under the Senior Secured Credit Facility while the farmout agreement is in effect and for a period of 91 days after the termination of the farmout agreement.

•	Hallwood Energy shall pay to the New Lender on a monthly basis, the excess net cash flow, as defined, as additional debt service. Such payments, if any, shall be applied first to repay outstanding fees and expenses, second to accrued and unpaid interest and then to unpaid debt principal. The excess net cash flow is defined as operating revenues less operating expenses, certain general and administrative expenses, and other approved expenditures as defined in the agreement.
     Equity Investments. There are currently three classes of limited partnership interests held in Hallwood Energy:
•	Class C interests bear a 16% priority return which compounds monthly. The priority return will be accrued and become payable when, as and if declared by the general partner of Hallwood Energy. Hallwood Energy does not anticipate paying any distributions in the foreseeable future. All distributions of defined available cash and defined net proceeds from any sales or other disposition of all or substantially all of the then remaining assets of Hallwood Energy which is entered into in connection with, or which will result in, the liquidation of Hallwood Energy (the “Terminating Capital Transaction”) must first be used to reduce any unpaid Class C priority return and capital contributions to zero. Unpaid Class C priority return and capital contributions can be converted into Class A interests based on the ratio of Class C contributions to the sum of Class A contributions and the Class C limited partner’s Class C partnership interest designated by the Class C limited partner to be converted into Class A partnership interest. The Class C capital contributions were $84,422,000 and unpaid priority returns $17,321,000 at September 30, 2008.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•	Class A interests have certain voting rights and with the general partner would receive 100% of the distributions of available cash and net proceeds from Terminating Capital Transactions subsequent to the payment of all unpaid Class C priority return and of all Class C capital contributions until the unrecovered capital accounts of each Class A partner interest is reduced to zero, and thereafter share in all future distributions of available cash and net proceeds from Terminating Capital Transactions with the holders of the Class B interests.

•	Class B interests represent vested net profit interests awarded to key individuals by Hallwood Energy. At September 30, 2008 and December 31, 2007, outstanding Class B interests had rights to receive 20.0% and 18.6%, respectively, of distributions of defined available cash and net proceeds from Terminating Capital Transactions after the unpaid Class C priority return and capital contributions and the unreturned Class A and general partner capital contributions have been reduced to zero.
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
     Litigation. In 2006, Hallwood Energy and Hallwood Petroleum (collectively referred to herein as “Hallwood”) entered into two, two-year contracts with Eagle Drilling, LLC (“Eagle Drilling”), under which the contractor was to provide drilling rigs and crews to drill wells in Arkansas. On or about August 14, 2006, one of the masts on the rigs provided under the contracts collapsed. Hallwood requested the contractor to provide assurances that the mast on the other rig, and any mast provided to replace the collapsed mast, were safe and met the requirements of the contracts. Eagle Drilling subsequently assigned the contracts to Eagle Domestic Drilling Operations, L.L.C. (“Eagle Domestic”) on August 25, 2006.
     When the contractor refused to provide assurances, Hallwood notified the contractor in September 2006 that the contracts were terminated and it filed suit against Eagle Drilling and Eagle Domestic in Tarrant County, Texas state court (the “Hallwood Action”) to recover $1,688,000 in funds previously deposited with the contractor under the contracts. Eagle Domestic and its parent then filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Texas Bankruptcy Court”). After the filing of its bankruptcy case, Eagle Domestic filed an adversary action against Hallwood in the bankruptcy proceeding (the “Eagle Domestic Action”) to recover unspecified damages, but purportedly in excess of $50 million based upon disclosures subsequently made during the discovery phase of the case. Hallwood asserted a counterclaim in the Eagle Domestic Action for the return of $1,688,000 in funds previously deposited with the contractor.
     In October 2006, Eagle Drilling filed a related lawsuit against Hallwood in Cleveland County, Oklahoma state court (the “Eagle Drilling Action”) alleging breach of contract damages of approximately $170,000 in connection with certain invoices that were not paid after the collapse of the mast. Eagle Domestic initially joined in the Eagle Drilling Action, alleging other claims, but later dismissed its claims in light of its bankruptcy proceeding in Texas. Eagle Drilling subsequently amended its claims to also include a negligence claim for in excess of $1,050,000 in damages resulting from the collapse of the mast and a tortious breach of contract claim.
     In September 2007, Eagle Drilling filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of Oklahoma (the “Oklahoma Bankruptcy Court”). Hallwood then removed the Eagle Drilling Action and its claims against Eagle Drilling in the Hallwood Action to the Oklahoma Bankruptcy Court. In February 2008, the Eagle Drilling Action and the Hallwood Action were consolidated by an agreed order to be tried to a jury in the Oklahoma Bankruptcy Court. No trial date has been scheduled.
     In April 2008, Hallwood Energy and Eagle Domestic signed an agreement to settle the Eagle Domestic Action. Hallwood Energy agreed to immediately release any claims it had against Eagle Domestic, pay Eagle Domestic $2,000,000 in cash and issue to Eagle Domestic $2,750,000 in equity of Hallwood Energy or a successor entity, which was accrued by Hallwood Energy at March 31, 2008. Hallwood paid Eagle Domestic $500,000 in July 2008 and the remaining $1,500,000 in October 2008. The parties are in discussions on how to value Hallwood Energy so that the equity component of the settlement can be implemented. The trial previously scheduled in the matter has been continued and no new trial date has been set. Upon receipt of the amounts contemplated by the settlement, the parties and their affiliates will be released from any claims the parties and their affiliates may have against each other on such terms and conditions as are reasonable and customary.
     In April 2008, Eagle Drilling filed a motion for leave to amend its complaint in the Oklahoma Bankruptcy Court to allege additional claims for liquidated and actual damages in excess of $22,900,000 in connection with Hallwood’s alleged breach of the drilling contracts, as well as unspecified damages for tortious interference with contracts and business relations, defamation and business disparagement. Hallwood opposed Eagle Drilling’s motion insofar as Eagle Drilling sought to add the $22,900,000 breach of contract/liquidated damages claims on the basis that Eagle Drilling had assigned the underlying drilling contracts to Eagle Domestic and thus did not have standing to pursue those claims. The Oklahoma Bankruptcy Court has not yet ruled on Eagle Drilling’s motion to amend its complaint.
     As a result of Eagle Drilling’s attempt to sue on the same claims asserted by Eagle Domestic in the Eagle Domestic Action, Eagle Domestic filed a motion in the Texas Bankruptcy Court that sought to compel Eagle Drilling to show cause why it should not be held in contempt for its efforts to assert those claims. Hallwood joined in that motion. After conducting an evidentiary hearing in June 2008, the Texas Bankruptcy Court issued an order and related opinion on September 24, 2008 wherein it held that the claims for liquidated damages arising from the alleged breach of the drilling contracts did not belong to Eagle Drilling, but rather to Eagle Domestic. Among other things, the Texas Bankruptcy Court found that the drilling contracts terminated after Eagle Drilling’s assignment of the contracts to Eagle Domestic on August 25, 2006. The Texas Bankruptcy Court also barred Eagle Drilling from prosecuting any claims against Hallwood in the Oklahoma Bankruptcy Court or any other court where the basis of the claim was that the drilling contracts were terminated prior to Eagle Drilling’s assignment of the contracts to Eagle Domestic on

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
August 25, 2006 or that Hallwood owed money for any accounts receivable created after August 25, 2006. Eagle Drilling has appealed the Texas Bankruptcy Court’s order.
     In response to various motions filed by the parties in the Eagle Drilling bankruptcy proceeding, the Oklahoma Bankruptcy Court appointed an expert witness to examine the merits of the parties’ claims and to report to the court on potential fraudulent transfers that may have been made by Eagle Drilling to or for the benefit of Eagle Drilling’s insiders and affiliates. On September 19, 2008, the court-appointed expert filed his report and identified potential avoidable transfers made by the Eagle Drilling to its insiders and affiliates. The expert also reported that the merits of the parties’ claim against each other rest upon numerous factual determinations, but that Hallwood has a valid claim against Eagle Drilling if Hallwood was not responsible for the collapse. This finding was in response to Eagle Drilling’s contention that Hallwood had released Eagle Drilling via the settlement with Eagle Domestic. The expert also noted the Texas Bankruptcy Court’s forthcoming ruling could have a major impact on the viability of Eagle Drilling’s $22,900,000 breach of contract/liquidated damages claims against Hallwood. On October 24, 2008, the Oklahoma Bankruptcy Court asked the expert to supplement his report to take into account the entry of the Texas Bankruptcy Court’s order and to further investigate other potentially avoidable transfers.
     Earlier, on August 7, 2008, Eagle Drilling filed a motion to vacate the agreed order that consolidated the Hallwood Action and the Eagle Drilling Action before the Oklahoma Bankruptcy Court and to remand those actions back to the state courts in which they were originally filed. Hallwood filed an opposition to that motion on August 22, 2008. On October 21, 2008, the Debtor filed with the Oklahoma Bankruptcy Court a motion for dismissal of the Eagle Drilling bankruptcy proceeding. On November 5, 2008, Hallwood filed an objection to that motion and subsequently filed a motion to convert the Eagle Drilling bankruptcy proceeding to a chapter 7 proceeding, or alternatively, to appoint a chapter 11 trustee. No hearings have been set on any of these motions.
     On November 7, 2008, the expert issued his supplemental report wherein he reported that Eagle Drilling has no claim against Hallwood for termination of the drilling contracts based on the Texas Bankruptcy Court’s order. The expert also stated the potentially avoidable transactions should be further investigated by means of a fraudulent transfer action filed by Eagle Drilling or, if Eagle Drilling refuses to do so, by an independent third party. Finally, the expert reported that he did not believe Eagle Drilling, as the debtor in possession, had been acting in the best interests of the debtor and its creditors.
     Hallwood Energy and Hallwood Petroleum are currently unable to determine the impact that the above-referenced bankruptcy cases and associated litigation may have on its results of operations or its financial position.
     On October 27, 2008, Cimarex Energy Co. filed Cimarex Energy Co. v. Hallwood Energy, L.P. in the 298th Judicial District Court in Dallas County, Texas. Cimarex contends that Hallwood Energy has failed to pay approximately $3.7 million purportedly due under a Participation Agreement between parties related to the Boudreaux #1 Well in Lafayette Parish, Louisiana. Hallwood Energy has not yet filed its answer and intends to vigorously defend the claim.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following table reflects the status of Hallwood Energy’s oil and gas investments as of November 1, 2008:

	Central and
	Eastern	South	West
Description	Arkansas	Louisiana	Texas (a)	Total
Principal focus	Fayetteville Shale and Penn Sand	Salt Dome	Barnett and Woodford Shale
Initial funding	3rd Quarter 2005	1st Quarter 2004	3rd Quarter 2004
Company investment				$75,611(b)
Company ownership percentage (c)				22%/18%
Net acres held (d)	262,200	(e)	17,314
Operator	Hallwood Energy/ Others	Hallwood Energy	Chesapeake/ Hallwood Energy
Well type: (f)
Horizontal / directional	42	6	5	53
Vertical	21	—	5	26
Well status:
Producing	36	—	5	41
Drilling	10	—	3	13
Successful / waiting pipeline	—	—	—	—
Evaluating/completing	4	—	1	5
Unsuccessful	13	6	1	20
Net production (Mcf/day)	966 (g)	—	797	1,763

a)	Hallwood Energy owns an approximate 32% working interest in the Chesapeake-operated properties. Hallwood Energy is now operating/drilling certain wells with approximately 66% working interest.

b)	Represents $40,961,000 in 2005, $9,427,000 in 2006, $11,093,000 in 2007, $5,000,000 in January 2008, $2,961,000 in May 2008, $1,869,000 in June 2008 and $4,300,000 in September 2008.

c)	Before and after consideration of profit interests held by management of Hallwood Energy.

d)	Net acres held is the sum of the total number of acres in which Hallwood Energy owns a working interest multiplied by Hallwood Energy’s fractional working interest.

e)	Hallwood Energy holds leases on approximately 2,000 acres. Farmouts are being sought for the remaining prospects.

f)	Hallwood Energy also participates in non-operated wells in Arkansas and Louisiana. All wells are natural gas wells. Represents the gross number of wells in which Hallwood Energy holds a working interest, including co-owner operated wells in which Hallwood Energy has a minority interest.

g)	The Dismang well, producing at 4,800 mcf/d at the time, will be shut in from July 2008 through December 2008 due to over production of its allowable rate.
     A description of activities in each area is provided below. Forward looking information is from current estimates by the management of Hallwood Energy, based on existing and anticipated conditions and assume Hallwood Energy is successful in securing additional capital as discussed below.
     Central and Eastern Arkansas
     Hallwood Energy is reviewing its properties in Arkansas in light of the results to date and current economic conditions, including prices received. Although a majority of the gross number of wells in which Hallwood Energy has participated in Arkansas have been productive, these productive wells are generally those that have been operated by third parties in which Hallwood Energy has a minority interest, are not currently economic, or are Penn Sand wells for which Hallwood Energy is assessing the potentially available locations. Therefore, Hallwood Energy is assessing its operations in Arkansas.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     South Louisiana
     Hallwood Energy does not intend to expend additional amounts to further explore this area, and is seeking potential partners that would farm in or otherwise participate in the remaining prospects in the area.
     West Texas
     Chesapeake has drilled to total depth on five wells. Four of these wells are currently producing and selling gas and one well is waiting on completion. The 2008 budget calls a total of eight or nine gross wells in West Texas. Hallwood Energy is the operator for 2 wells.
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
          A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Consulting fees	$249	$249	$747	$747
Office space and administrative services	80	53	232	127
Travel expenses	11	20	47	36

Total	$340	$322	$1,026	$910

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
     HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the three months ended September 30, 2008 and 2007, HIL reimbursed the Company $38,000 and $41,000, respectively, for such expenses. For the nine months ended September 30, 2008 and 2007, HIL reimbursed the Company $118,000 and $116,000, respectively.
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
     In January 2008, HIL loaned $5,000,000 to Hallwood Energy in connection with the $30,000,000 First Convertible Note issue. The terms of the Convertible Note agreement are discussed in the section entitled “Investments in Hallwood Energy”. As of November 1, 2008, HIL and one of its affiliated entities have invested $19,156,000 in Hallwood Energy.
     Hallwood Energy. Hallwood Energy shares common offices, facilities and certain staff in its Dallas office with the Company. Hallwood Energy reimburses the Company for its allocable share of the expenses and certain direct energy-related expenses. For the three months ended September 30, 2008 and 2007, Hallwood Energy reimbursed the Company $113,000 and $77,000 for such expenses, respectively. For the nine months ended September 30, 2008 and 2007, Hallwood Energy reimbursed the Company $317,000 and $203,000, respectively.
 Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of September 30, 2008 (in thousands):

	Payments Due During the Year Ending December 31,
	2008*	2009	2010	2011	2012	Thereafter	Total
Contractual Obligations
Long term debt	$27	$27	$10,228	$—	$—	$—	$10,282
Redeemable preferred stock	—	—	1,000	—	—	—	1,000
Operating leases	292	1,080	758	357	371	1,361	4,219

Total	$319	$1,107	$11,986	$357	$371	$1,361	$15,501

*	For the three months ending December 31, 2008.
     Interest costs associated with the Company’s debt, which principally bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the contractual repayment of the term loan debt and a renewal of the revolving credit facilities at their loan balances as of September 30, 2008, are $127,000 for the nine months ending December 31, 2008 and $506,000 for each the years ending December 31, 2009 through December 31, 2012, respectively.
     Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($13,500,000 at September 30, 2008). The base amount will fluctuate in accordance with a formula that increases by the annual amount of the dividend on the preferred stock accrued, currently $1,823,000, and decreases by the amount of the cash dividends actually paid. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control

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
     Hallwood Energy. The Company’s Hallwood Energy affiliate has various contractual obligations and commercial commitments. At September 30, 2008, such obligations and commitments included $115,000,000 for long-term debt, $37,322,000 of convertible debt, $23,719,000 for interest, $6,652,000 for long-term rig commitments, $2,750,000 for settlement of litigation and $60,000 for operating leases.
     Financial Covenants
     The principal ratios, required to be maintained under Brookwood’s Working Capital Revolving Credit Facility for the last four quarters are provided below:

		Quarters Ended
		September 30,	June 30,	March 31,	December 31,
Description	Requirement	2008	2008	2008	2007

Total debt to tangible net worth	must be less than ratio of 1.50	1.00	1.13	1.31	1.32
Net income	must exceed $1.00	Yes	Yes	Yes	Yes
     Brookwood was in compliance with its loan covenants under the Working Capital Revolving Credit Facility for the first three quarters in 2008 and for all interim periods in 2007, although a waiver regarding a pro forma (inclusive of projected dividend) total debt to tangible net worth ratio for the 2007 third quarter was granted to allow a $1,500,000 dividend payment in November 2007 and an amendment to the Working Capital Revolving Credit Facility was entered into in June 2008 to allow a $4,800,000 dividend payment in June 2008, which restricts calendar 2008 total dividends from Brookwood to $9,300,000.
     Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the Key Bank loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $33,035,000 and $29,180,000 as of September 30, 2008 and December 31, 2007, respectively.
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
     At September 30, 2008, Hallwood Energy was not in compliance with the proved collateral coverage ratio under the Senior Credit Facility and the Junior Credit Facility. Accordingly, the interest rate under those facilities is now the defined LIBOR rate plus 14.75% per annum. However, pursuant to the forbearance agreement described below, the New Lender has agreed not to exercise its other remedies under the facilities until at least 91 days after the termination of the farmout agreement.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Liquidity and Capital Resources
     General. The Company principally operates in the textile products and energy business segments. The Company’s cash position decreased by $3,949,000 during the 2008 nine month period to $3,311,000 as of September 30, 2008. The principal source of cash was $19,293,000 from operating activities. The primary uses of cash were $13,919,000 for additional investments and loans in Hallwood Energy, $2,239,000 for property, plant and equipment and repayment of $7,084,000 in bank borrowings.
     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a $25,000,000 working capital revolving credit facility and a $3,000,000 equipment facility with Key Bank. The facilities have a maturity date of January 2010. At September 30, 2008, Brookwood had approximately $14,772,000 of unused borrowing capacity on its working capital revolving line of credit facility and $2,946,000 on its equipment credit facility.
     Brookwood paid cash dividends to the Company of $7,800,000 through September 30, 2008 and $6,000,000 for all of 2007. In addition, Brookwood made payments to the Company of $5,640,000 through September 30, 2008 and $1,591,000 for all of 2007 under its tax sharing agreement. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued compliance with the covenants contained in the Key Bank credit facility. Brookwood was in compliance with the covenants as of September 30, 2008, June 30, 2008 and March 31, 2008 and for all periods in 2007 although a waiver regarding a pro forma (inclusive of projected dividend) total debt to tangible net worth ratio for the 2007 third quarter was granted to allow a $1,500,000 dividend payment in November 2007 and an amendment to the Working Capital Revolving Credit Facility was entered into in June 2008 to allow a $4,800,000 dividend payment in June 2008, which restricts the total dividends for 2008 from Brookwood to $9,300,000. There were no significant additional capital requirements as of September 30, 2008.
     Energy. During 2008, 2007, 2006 and 2005, the Company invested $13,920,000, $11,093,000, $9,427,000 and $40,961,000, respectively in Hallwood Energy, as part of a total equity and debt funding to Hallwood Energy of $75,401,000.
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
     On June 10, 2008, Hallwood Energy completed the Talisman Energy Transaction for the sale and farmout to a subsidiary of Talisman Energy, Inc. of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and options to pay an additional $65,000,000) and entered into an agreement to provide consulting services to the purchaser for one year.
     In connection with the Talisman Energy Transaction, the Company loaned $2,961,000 to Hallwood Energy on May 15, 2008 on terms similar to the First Convertible Note issued in January 2008. Contemporaneously with the signing of the sale and farmout agreement, the Company entered into the Equity Support Agreement with Hallwood Energy. The Company committed to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The loan of $2,961,000 in May 2008 and an additional loan to Hallwood Energy on June 10, 2008 of $2,039,000 (for a total of $5,000,000) are treated as contributions toward the maximum amount. In September 2008, the Company loaned an additional $4,300,000 to Hallwood Energy under the Equity Support Agreement. The remaining commitment amount by the Company under the Equity Support Agreement was $3,200,000, at September 30, 2008.

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
     In addition to the Talisman Energy Transaction, Hallwood Energy is continuing to seek additional capital, however, there is no assurance that any such transaction will be completed. If FEI does not elect to fund a substantial portion of the remaining $35,000,000 contemplated under the farmout agreement or if Hallwood Energy is unable to obtain additional funds, there is substantial doubt about Hallwood Energy’s ability to continue as a going concern.
     Future Liquidity. The Company’s ability to generate cash flow from operations will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. Considering its current cash position, its anticipated cash flow from operations and income tax refund of approximately $12,347,000 received in October 2008, the Company believes it has sufficient funds to meet its liquidity needs, including any contribution to Hallwood Energy required under the Equity Support Agreement. Hallwood Energy has not requested that the Company contribute any funds pursuant to the Equity Support Agreement. Furthermore, Hallwood Energy has not requested the Company to contribute, and therefore the Company has not considered whether it would contribute, any funds in excess of those contemplated by the Equity Support Agreement. If Hallwood Energy were to request funding of any amounts other than pursuant to the Equity Support Agreement (remaining commitment amount was $3,200,000 at September 30, 2008), the Company would consider the request in light of the circumstances and conditions of the Company and Hallwood Energy at the time.

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

THE HALLWOOD GROUP INCORPORATED
Dated: November 14, 2008	By:	/s/ Melvin J. Melle
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