Form 10-K
period 2008-12-31
HALLWOOD GROUP INC
filed 2009-04-15
CIK 355766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

MARK ONE
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

For the Year Ended December 31, 2008	Commission File Number: 1-8303
The Hallwood Group Incorporated
(Exact name of registrant as specified in its charter)

Delaware	51-0261339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3710 Rawlins, Suite 1500, Dallas, Texas (Address of principal executive offices)	75219 (Zip Code)

Registrant’s telephone number, including area code:
(214) 528-5588

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Class	on Which Registered

Common Stock ($0.10 par value)	NYSE Amex

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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     No ☑

The aggregate market value of the Common Stock, held by non-affiliates of the registrant as of June 30, 2008, based on the closing price of $67.15 per share on the NYSE Amex, was $32,865,000.

1,525,166 shares of Common Stock were outstanding at March 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company.

THE HALLWOOD GROUP INCORPORATED

FORM 10-K

PART I

Item 1.	Business

The Hallwood Group Incorporated (“Hallwood” or the “Company”) (NYSE Amex:HWG), a Delaware corporation formed in September 1981, is a holding company with interests in textile products and energy.

Textile Products.  Textile products operations are conducted through the Company’s wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

Brookwood principally operates as a converter, finisher and laminator in the textile industry, purchasing fabric from mills that is produced at its own plants, located in Rhode Island and Connecticut, or by contracting with independent finishers. Upon completion of the finishing process, the fabric is sold to customers. Brookwood is one of the largest coaters of woven nylons in the United States of America. Brookwood is known for its extensive, in-house expertise in high-tech fabric development and is a major supplier of specialty fabric to U.S. military contractors. Brookwood produces fabrics that meet standards and specifications set by both government and private industry, which are used by military, consumer and industrial customers. Brookwood has three principal subsidiaries:

•	Kenyon Industries, Inc. (“Kenyon”). Kenyon uses the latest technologies and processes in dyeing, finishing, coating and printing of woven synthetic products. At its Rhode Island plant, Kenyon provides quality finishing services for fabrics used in a variety of markets, such as military, luggage and knapsacks, flag and banner, apparel, industrial and sailcloth.

•	Brookwood Laminating, Inc.(“Brookwood Laminating”). Brookwood Laminating, located in Connecticut, uses the latest in processing technology to provide quality laminating services for fabrics used in military clothing and equipment, sailcloth, medical equipment, industrial applications and consumer apparel. Up to seven layers of textile materials can be processed using both wet and dry lamination techniques.

•	Strategic Technical Alliance, LLC (“STA”). STA is part of the Brookwood marketing group and markets advanced breathable, waterproof laminate and other fabrics primarily for military applications. Continued development of these fabrics for military applications is a key element of Brookwood’s business plan.

The textile industry historically experiences cyclical swings. Brookwood has partially offset the effect of those swings by diversifying its product lines and business base. Brookwood has historically enjoyed a fairly steady base level stream of orders that comprise its backlog. However, the backlog is subject to market conditions and the timing of contracts granted to its prime government contractor customers. Management believes that Brookwood maintains a level of inventory adequate to leverage its sales requirements and has historically enjoyed a consistent turnover ratio.

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

For the three years ended December 31, 2008, the textile products segment accounted for all of the Company’s operating revenues. For details regarding revenue, profit and total assets, see Note 17 to the Company’s consolidated financial statements.

Energy.  During the three years ended December 31, 2008, the Company’s investment in the energy segment was through Hallwood Energy, L.P. (“Hallwood Energy”). The Company accounts for the investment in Hallwood Energy using the equity method of accounting, recording its pro rata share of Hallwood Energy’s net income (loss), partners’ capital transactions and comprehensive income (loss).

Hallwood Energy is a privately held independent oil and gas limited partnership and operates as an upstream energy company engaging in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. Hallwood Energy conducts its energy activities from its corporate office located in Dallas, Texas and production office in Searcy, Arkansas. Hallwood Energy had approximately $23,232,000 of proved reserves at December 31, 2008. Hallwood Energy’s results of operations are and will be largely dependent on a variety of factors, including, but not limited to fluctuations in natural gas prices; success of its drilling activities; the ability to transport and sell its natural gas; regional and national regulatory matters; the ability to secure, and the price of, goods and services necessary to develop its oil and gas leases; the ability to raise additional capital; and the outcome of its bankruptcy case (discussed below).

In June 2008, Hallwood Energy entered into an agreement for the sale and farmout to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc. of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and the option to pay up to an additional $65,000,000), and entered into an agreement to provide consulting services to the purchaser for one year (the “Talisman Energy Transaction”). In October 2008, FEI elected to make a second payment of $30,000,000 to Hallwood Energy. In February 2009, FEI elected to make a partial funding in the amount of $15,000,000 related to its third payment.

At December 31, 2008, Hallwood Energy’s management classified its energy investments into two identifiable geographical areas:

•	West Texas — the Barnett Shale and Woodford Shale formations,

•	Central and Eastern Arkansas — primary targets are the Fayetteville Shale and Penn Sand formations.

Hallwood Energy determined in the 2008 third quarter that it would not expend additional amounts to further explore its South Louisiana projects on and around the LaPice Salt Dome. Hallwood Energy is seeking potential partners that would farm in or otherwise participate in the remaining prospects in the area.

Refer also to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments in Hallwood Energy” for a further description of the Company’s energy activities.

Bankruptcy filing by Hallwood Energy.  On March 1, 2009, Hallwood Energy, L.P., Hallwood Energy Management, LLC (the general partner of Hallwood Energy, “HEM”), and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are being jointly administered and pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., etal Case No. 09-31253. In addition, as described under “Item 3. Legal Proceedings”, Hallwood Energy has filed a lawsuit against the Company seeking that the Company contribute to Hallwood Energy an additional $3.2 million pursuant to an Equity Support Agreement.

The bankruptcy court has granted Hallwood Energy authority to use its existing cash collateral for operating needs through May 2009. On April 8, 2009, Hallwood Energy’s primary secured lender filed a motion for relief from the automatic stay seeking authority to foreclose on real and personal property owned by Hallwood Energy. Hallwood Energy will be seeking to develop a plan of reorganization with the goal of enabling it to continue operations. However, Hallwood Energy has not yet proposed a plan and there is no assurance that a plan will be developed, approved or successfully implemented or that the existing investors in Hallwood Energy will have any continuing interest in the reorganized entity. Accordingly, the extent or value of the Company’s continuing interest in Hallwood Energy, if any, is uncertain. Furthermore, the Company is currently unable to determine the additional impact that the Hallwood Energy bankruptcy may have on the Company’s results of operations or financial position, although the carrying value of its investment in Hallwood Energy had been reduced to zero at December 31, 2007 and remained at zero at December 31, 2008.

Segment and Related Information.  For details regarding revenue, profit (or loss) and total assets, see Note 17 to the Company’s consolidated financial statements.

Number of Employees

The Company had 460 and 466 employees as of February 28, 2009 and 2008, respectively, comprised as follows:

	February 28,
	2009	2008

Hallwood	7	10
Brookwood	453	456

Total	460	466

Kenyon entered into a three-year collective bargaining agreement with the UNITE HERE! union, representing approximately 245 employees at its Rhode Island plant facility, effective from March 1, 2007 through February 28, 2010. The union has expressed concern over certain aspects of that agreement. Kenyon’s management continues to work in good faith to maintain its previous positive relationship with its union employees, as it has with its non-union employees.

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

Executive Officers of the Company

In addition to Anthony J. Gumbiner, age 64, who serves as Director, Chairman and Chief Executive Officer (see Item 10), the following individuals also serve as executive officers of the Company:

William L. Guzzetti, age 65, has served as President and Chief Operating Officer of the Company since March 2005 and as Executive Vice President from October 1989 to March 2005. He has also served as President, Chief Operating Officer and a Director of Hallwood Energy and each of the former energy affiliates since their inception. Mr. Guzzetti had served as President, Chief Operating Officer and a Director of Hallwood Energy Corporation, formerly based in Denver, Colorado and sold in May 2001, from December 1998 until May 2001 and of its predecessors since 1985. From 1990 until its sale in 2004, Mr. Guzzetti served as the President, Chief Operating Officer and a Director of Hallwood Realty, LLC (“Hallwood Realty”) and Hallwood Commercial Real Estate (“HCRE”), respectively. He had served as the President and a director of Hallwood Energy Corporation (“HEC”), formerly based in Cleburne, Texas and sold in December 2004, from December 2002 until December 2004. He is a member of the Florida Bar and the State Bar of Texas.

Richard Kelley, age 48, assumed the positions of Vice President, Chief Financial Officer and Secretary of the Company, effective December 15, 2008. Mr. Kelley has been with the Company, or one of the Company’s affiliates, since 1985. Prior to his appointment, Mr. Kelley has served as the Company’s Director of Human Resources since July 2004. He served as the Manager of Financial & SEC Reporting for Hallwood Realty from May 1990 to July 2004. Mr. Kelley served as the Financial Reporting Accountant from June 1985 to March 1987 and as the Manager of Financial & SEC Reporting from March 1987 to May 1990 for Hallwood Energy Corporation.

Amber M. Brookman, age 66, has served as President, Chief Executive Officer and Director of Brookwood since 1989. From July 2004 to April 2007, Ms. Brookman served as a director of Syms Corporation, a national clothing retailer with headquarters in Secaucus, New Jersey.

Melvin J. Melle, age 66, served as Vice President, Chief Financial Officer and Secretary of the Company until December 15, 2008.

Item 1A.	Risk Factors

Risks related to the Company

Influence of Significant Stockholder.  The Company’s chairman and chief executive officer, Mr. Anthony J. Gumbiner, owns approximately 66% of the Company’s outstanding common stock as of March 27, 2009. Accordingly, Mr. Gumbiner can exert substantial influence over the affairs of the Company.

The Company is Dependent on its Key Personnel Whose Continued Service Is Not Guaranteed.  The Company is dependent upon its executive officers for strategic business direction and specialized industry experience. While the Company believes that it could find replacements for these key personnel, loss of their services could adversely affect the Company’s operations.

Compliance with Corporate Governance and Disclosure Standards.  The Company has spent and continues to spend a significant amount of management time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure, including under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley), SEC regulations and stock exchange rules. Section 404 of Sarbanes-Oxley requires management’s annual review and evaluation of the Company’s internal control over financial reporting and attestations of the effectiveness of these controls by management. Because the Company qualifies as a smaller reporting company, the Company’s independent registered public accounting firm is not required to provide an attestation report. In early 2008, the Company completed its first Section 404 report for the year ended December 31, 2007. The Company continued to enhance its internal controls during 2008 and completed its annual review and evaluation of its internal controls and issued its Section 404 report for the year ended December 31, 2008 in April 2009. However, there is no guarantee that the Company will receive management assurance or an attestation by our independent registered public accounting firm that internal control over financial reporting is effective in future periods. In the event that the Company’s chief executive officer, chief financial officer or independent registered public accounting firm determines that the Company’s internal control over financial reporting is not effective as required by Section 404 of Sarbanes-Oxley, investor perceptions of the Company may be adversely affected. In addition, overhead may increase as a result of the additional costs associated with complying with the complex legal requirements associated with being a public reporting company.

Risks related to our Textile Products Business

The Company’s textile products business may be affected by the following risk factors, each of which could adversely affect the Company.

Suppliers.  Brookwood purchases a significant amount of the fabric and other materials it processes and sells from a small number of suppliers. Brookwood believes that the loss of any one of its suppliers would not have a long-term material adverse effect because other manufacturers with which Brookwood conducts business would be able to fulfill those requirements. However, the loss of certain of Brookwood’s suppliers could, in the short term, adversely affect Brookwood’s business until alternative supply arrangements were secured. In addition, there can be no assurance that any new supply arrangements would have terms as favorable as those contained in current supply arrangements. Some of Brookwood’s suppliers are entering the military markets in competition to Brookwood, targeting specific military specifications, however, there has been no material effect upon Brookwood’s business relationship to date. Brookwood is monitoring its suppliers and any effect the current economic crisis may have upon their ability to deliver required materials in a timely manner. The financial markets’ inability to determine the extent and longevity of the current economic downturn may have an effect upon key and multiple suppliers which cannot be determined at this time. As of March 1, 2009, Brookwood has not experienced any significant disruptions in supply as a result of shortages in fabrics or other materials from its suppliers.

Sales Concentration.  Brookwood has several customers who have accounted for more than 10% of Brookwood’s sales in one or more of the three years ended December 31, 2008. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in each of the three years ended December 31, 2008. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $47,310,000, $40,844,000 and $31,300,000 in 2008, 2007 and 2006, respectively, which represented 29.2%, 30.8% and 27.9% of Brookwood’s sales. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2008 and 2006. Its relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $18,436,000, $8,971,000 and $12,609,000 in 2008, 2007 and 2006, respectively, which represented 11.4%, 6.8% and 11.2% of Brookwood’s sales. Sales to another customer accounted for slightly more than 10% of sales for 2008 only. Brookwood’s relationship with the customer is ongoing. Sales to that customer, which are also included in military sales, were $16,752,000 in 2008, which represented 10.3% of Brookwood’s sales.

Military sales were $101,813,000, $70,006,000 and $53,885,000 in 2008, 2007 and 2006, respectively, which represented 62.8%, 52.8% and 48.0% of Brookwood’s sales. While Brookwood has enjoyed substantial growth in its military business, there is no assurance this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been more volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected.

The military had limited orders in 2006 and the 2007 first quarter for existing products and adopted revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. However, the U.S. government released orders in the remaining 2007 quarters and into 2008 for goods that include Brookwood’s products, which resulted in a substantial increase in military sales. Changes in specifications or orders present a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications and production requirements. Brookwood has regularly conducted research and development on various processes and products intended to comply with the revised specifications and participates in the bidding process for new military products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. In addition, the U.S. government is releasing contracts for shorter periods than in the past. The Company acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sales trends.

Concentration of Credit.  The financial instruments that potentially subject Brookwood to concentration of credit risk consist principally of accounts receivable. Brookwood grants credit to customers based on an evaluation of the customer’s financial condition. Exposure to losses on receivables is principally dependent on each customer’s financial condition. Brookwood manages its exposure to credit risks through credit approvals, credit limits, monitoring procedures and the use of factors. Brookwood continues to monitor its customers and the effect the current economic crisis may have upon their ability to fulfill their obligations to Brookwood in a timely manner. The financial markets’ inability to determine the extent and longevity of the current economic downturn may have an effect upon Brookwood’s customers that cannot be determined at this time. As of March 1, 2009, Brookwood’s key customers were complying with their payment terms.

The amount of receivables that Brookwood can factor is subject to certain limitations as specified in individual factoring agreements. The factoring agreements expose Brookwood to credit risk if any of the factors fail to meet their obligations. Brookwood seeks to manage this risk by conducting business with a number of reputable factors and monitoring the factors’ performance under their agreements. Brookwood continues to monitor its factors and the effect the current economic crisis may have upon their ability to fulfill their obligations to Brookwood in a timely manner. The financial markets’ inability to determine the extent and longevity of the current economic downturn may have an effect upon Brookwood’s factors that cannot be determined at this time. As of March 1, 2009, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Loan Covenants.  Brookwood’s revolving credit agreement requires compliance with various loan covenants and financial ratios, principally a total debt to tangible net worth ratio of 1.50 and a requirement that net income in each quarter must exceed one dollar. Brookwood was in compliance with its principal loan covenants as of December 31, 2008 and 2007 and for all interim periods during 2008 and 2007, although a waiver regarding a pro forma (inclusive of projected dividend) total debt to tangible net worth ratio for the 2007 third quarter was granted to allow a $1,500,000 dividend payment in November 2007 and an amendment to the revolving credit facility was entered into in June 2008 to allow a $4,800,000 dividend payment in June 2008 and restrict calendar 2008 total dividends from Brookwood to $9,300,000.

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

In July 2007, Nextec Applications Inc. filed a lawsuit in the United States District Court for the Southern District of New York claiming that Brookwood infringed five United States patents pertaining to internally-coated webs. Brookwood timely answered the lawsuit. Nextec sought leave of Court to add two additional patents to the lawsuit: U.S. Patent No. 5,954,902 and 6,289,841. The Court granted leave to Nextec, and Nextec filed its amended complaint September 19, 2008. Brookwood intends to vigorously defend all claims. Refer to Item 3. — Legal Proceedings for a further description of this lawsuit.

Competition.  The cyclical nature of the textile and apparel industries, characterized by rapid shifts in military procurement, fashion and consumer demand and competitive pressures, results in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in military specifications, consumer and industrial preferences, and general economic conditions affecting the textile and apparel industries, such as consumer expenditures for non-durable goods. The textile and apparel industries are also cyclical because the supply of particular products changes as competitors enter or leave the market.

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

There are an increasing number of competitors entering the military market. These competitors vary and include converters from other market segments, as well as major mills, some of which are Brookwood suppliers, who are selectively targeting specific military specifications. As these companies enter the military market, the competitive pressures may result in further price and demand volatility.

Brookwood’s competitive position varies by product line. There are several major domestic competitors in the synthetic fabrics business, none of which dominates the market. Brookwood believes, however, that it has a strong competitive position. In addition, Brookwood believes it is one of a few finishers successful in printing camouflage on nylon for sale to apparel suppliers of the U.S. government. Additional competitive strengths of Brookwood include: knowledge of its customers’ business needs; its ability to design and produce special fabrics such as textured blends; waterproof breathable fabrics; state of the art fabric finishing equipment at its facilities; substantial vertical integration; and its ability to communicate electronically with its customers.

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

The U.S. textile industry has been and continues to be negatively impacted by existing worldwide trade practices, including the North American Free Trade Agreement (“NAFTA”), anti-dumping and duty enforcement activities by the U.S. Government and by the value of the U.S. dollar in relation to other currencies. The establishment of the World Trade Organization (“WTO”) in 1995 has resulted in the phase out of quotas on textiles and apparel, effective January 1, 2005. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provides that WTO member countries (including the United States, Canada and European countries) may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products. During 2005, the United States and China agreed to a new quota arrangement, which imposed quotas on certain textile products through the end of 2008. The United States may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). In addition, China has imposed an export tax on all textile products manufactured in China; Brookwood does not believe this tax will have a material impact on its business. The United States and China have not finalized a new quota arrangement subsequent to December 31, 2008.

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

Labor Relations.  Kenyon entered into a three-year collective bargaining agreement with the UNITE HERE! union, representing approximately 245 employees at its Rhode Island plant facility, effective from March 1, 2007 through February 28, 2010. The union has expressed concerns over certain aspects of that agreement. Kenyon’s management continues to work in good faith to maintain its previous positive relationship with its union employees, as it has with its non-union employees.

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

Bankruptcy filing by Hallwood Energy.  On March 1, 2009, Hallwood Energy, L.P., HEM (the general partner of Hallwood Energy), and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are being jointly administered and are pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al, Case No. 09-31253. In addition, as described under “Item 3. Legal Proceedings”, Hallwood Energy has filed a lawsuit against the Company seeking that the Company contribute to Hallwood Energy an additional $3.2 million pursuant to an Equity Support Agreement.

The bankruptcy court has granted Hallwood Energy authority to use its existing cash collateral for operating needs through May 2009. On April 8, 2009, Hallwood Energy’s primary secured lender filed a motion for relief from the automatic stay seeking authority to foreclose on real and personal property owned by Hallwood Energy. Hallwood Energy will be seeking to develop a plan of reorganization with the goal of enabling it to continue operations. However, Hallwood Energy has not yet proposed a plan and there is no assurance that a plan will be developed, approved or successfully implemented or that the existing investors in Hallwood Energy will have any continuing interest in the reorganized entity. Accordingly, the extent or value of the Company’s continuing interest in Hallwood Energy, if any, is uncertain.

Volatility of Natural Gas Prices.  A decline in natural gas prices could adversely affect financial results. Revenues, operating results, profitability, cash flows, future rate of growth and the value of the natural gas properties depend primarily upon the prices received for natural gas sold. Historically, the markets for natural gas have been volatile and they are likely to continue to be volatile. Wide fluctuations in natural gas prices may result from relatively minor changes in the supply of and demand for natural gas, market uncertainty and other factors that are beyond the Company’s control, including: worldwide and domestic supplies of natural gas; weather conditions; the level of consumer demand; the price and availability of alternative fuels; the availability of pipeline capacity; domestic and foreign governmental regulations and taxes; and the overall economic environment. These factors and the volatility of the energy markets make it extremely difficult to predict future natural gas price movements. Declines in natural gas prices would not only reduce revenue, but could reduce the amount of natural gas that can be produced economically and, as a result, could have a material adverse effect on the financial condition, results of operations and reserves for Hallwood Energy.

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

Significant Capital Expenditures Required.  Hallwood Energy’s acquisition, exploration and development activities require substantial capital expenditures. Historically, these capital expenditures have been funded through operations, debt and equity issuances. Future cash flows are subject to a number of variables, such as level of production, natural gas prices and its success in developing and producing new reserves, as well as availability of additional debt or equity capital. Hallwood Energy requires access to debt and equity capital in order to have sufficient funds to complete the capital expenditures required to fully develop its reserves.

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

The Secured Credit Facilities contain various financial covenants, including maximum general and administrative expenditures and current and proved collateral coverage ratios. Hallwood Energy is in default of various covenants under the Secured Credit Facilities, but under the automatic stay provisions of the United States Bankruptcy Code, Hallwood Energy’s lender has not been able to foreclose on its collateral. The Secured Credit Facilities contain a make-whole provision whereby Hallwood Energy is required to pay the lender the present value amount of interest that would have been payable on the principal balance of the loan from the date of prepayment through February 8, 2010.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Real Properties

The general character, location and nature of the significant real properties owned by the Company and its subsidiaries and the encumbrances against such properties are described below.

Cost of real estate owned by property type and location as of December 31, 2008 (in thousands):

Property Type	Location	Cost

Dyeing and finishing plant	Rhode Island	$6,951
Parking Lot	Texas	50

Total		$7,001

As of December 31, 2008, the dyeing and finishing plant constituted 10% of the Company’s consolidated assets.

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

Leased Facilities

The Company has a lease obligation for office space in Dallas, Texas, which expires in November 2009. Since January 2005 and August 2005, respectively, the Company shares its Dallas office space with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman, chief executive officer and principal stockholder, and Hallwood Energy, each of which is obligated to pay a pro-rata share of lease and other office-related costs. As a result of its bankruptcy filing on March 1, 2009, Hallwood Energy’s continuing obligation and ability to pay its share of these lease and other costs is uncertain.

Brookwood leased its former corporate headquarters in New York City, which expired in August 2006. In 2006, Brookwood entered into a lease which commenced in August 2006 for the relocation of its headquarters within New York City. This ten-year lease expires in August 2016 and provides for additional marketing and administrative space.

In January 2006, Brookwood Laminating entered into a lease for a new facility in Plainfield, Connecticut which expires in December 2010. This lease contains two five-year renewal options and a purchase option for $3,200,000. Brookwood’s First Performance Fabric division shares a portion of the Connecticut facility, as does Brookwood’s Roll Goods division, which also leases warehouse space in Gardena, California expiring in April 2009.

Hallwood Energy Oil and Gas Properties

For a description of Hallwood Energy’s oil and gas properties, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Investments in Hallwood Energy.”

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

On July 31, 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that the defendants infringed five United States patents pertaining to internally-coated webs: U.S. Patent No. 5,418,051; 5,856,245; 5,869,172; 6,071,602 and 6,129,978. On October 3, 2007, the U.S. District Court dismissed The Hallwood Group Incorporated from the lawsuit. Brookwood timely answered the lawsuit. Nextec sought leave of Court to add two additional patents to the lawsuit: U.S. Patent No. 5,954,902 and 6,289,841. The Court granted leave to Nextec, and Nextec filed its amended complaint September 19, 2008. Brookwood intends to vigorously defend all claims. Brookwood believes it possesses valid defenses, however due to the nature of litigation, the ultimate outcome of this case is indeterminable at this time.

As further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments in Hallwood Energy, in connection with the Acquisition and Farmout Agreement entered into between Hallwood Energy and FEI Shale, L.P., a subsidiary of Talisman Energy, Inc., in June 2008, the Company and Hallwood Energy entered into an Equity Support Agreement dated June 9, 2008, under which the Company agreed, under certain conditions, to contribute to Hallwood Energy up to $12,500,000, in consideration for which the Company would receive equity or debt securities of Hallwood Energy. As of February 25, 2009 the Company had contributed $9,300,000 to Hallwood Energy pursuant to the Equity Support Agreement. On that date, Hallwood Energy requested that the Company fund the additional $3,200,000, which the Company has not done. As previously discussed, on March 1, 2009, Hallwood Energy, HEM and Hallwood Energy’s subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. On March 30, 2009, Hallwood Energy filed an adversary proceeding against the Company requesting that the Company fund the additional $3,200,000. The case is Hallwood Energy, L.P. v. The Hallwood Group Incorporated, Adversary No. 09-03082, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The Company intends to defend the matter vigorously.

Hallwood Energy.  As a significant investor in Hallwood Energy, the Company may be impacted by litigation involving Hallwood Energy. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments in Hallwood Energy” for a further description of certain litigation involving Hallwood Energy.

On March 1, 2009, Hallwood Energy, L.P., HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., etal Case No. 09-31253. The Company is only an investor in and creditor of Hallwood Energy. The bankruptcy filing does not include the Company or any other of its assets.

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

In August 2005, the Rhode Island Department of Health (“RIDOH”) issued a compliance order to Kenyon, alleging that Kenyon is a non-community water system and ordering Kenyon to comply with the RIDOH program for public water supply systems. Kenyon contested the compliance order and an administrative hearing was held in November 2005. No decision was ever rendered by RIDOH. However, by letter dated July 23, 2008, the United States Environmental Protection Agency (“EPA”) advised Kenyon that it is the EPA’s position that the Kenyon facility is a “Public Water System” and is subject to regulation under the “Safe Drinking Water Act”. As a result, in January, 2009, Kenyon entered into a Consent Order with RIDOH agreeing to apply for a public water license and submit plans to comply with the aforementioned regulations. Conformance with the Consent Order will require the Company to revamp Kenyon’s water supply system, at an anticipated minimum cost of $100,000.

In August 2005, Kenyon received a Notice of Alleged Violation from The Rhode Island Department of Environmental Management (“RIDEM”) that alleged that Kenyon had failed to comply timely with a requirement to test the destruction efficiency of a thermal oxidizer at its Kenyon plant. The Notice further alleged that when the test was conducted, the equipment did not operate at the required efficiency. Since that time, Kenyon upgraded and retested the equipment and demonstrated compliance with the destruction efficiency requirement. RIDEM requested additional information regarding the testing and Kenyon’s remedial actions, which Kenyon has provided. In February 2007, RIDEM issued a formal Notice of Violation (“NOV”) in this matter, seeking a $14,000 fine. Kenyon requested an informal hearing to dispute the allegations in the NOV and the fine. An informal hearing was held in March 2007 and a Consent Agreement was executed. A $9,500 fine was remitted to RIDEM to close this matter.

In June 2007, RIDEM issued a NOV to Kenyon, alleging that Kenyon violated certain provisions of its wastewater discharge permit and seeking an administrative penalty of $79,000. Kenyon filed an Answer and Request for Hearing in which it disputed certain allegations in the NOV and the amount of the penalty. An informal meeting was held with RIDEM in August 2007. Following settlement negotiations, a Consent Agreement was executed in June 2008. The Consent Agreement required the Company to pay a $5,000 fine and perform two Supplemental Environmental Projects (“SEPs”) at a total cost of $161,000. As of March 2009, one SEP had been completed. The Company is presently awaiting RIDEM approval of the engineering plans for the second SEP. Once the approval is received, the second SEP will be performed. The Company anticipates that the second SEP will be completed during 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock, $0.10 par value per share (the “Common Stock”), are traded on the NYSE Amex stock exchange under the symbol of HWG. There were 543 stockholders of record as of March 27, 2009.

The following table sets forth a three-year record, by quarter, of high and low closing prices on the NYSE Amex stock exchange and cash dividends paid.

	Years Ended December 31,
	2008			2007			2006
Quarters	High	Low	Dividends	High	Low	Dividends	High	Low	Dividends

First	$85.00	$59.01	$—	$121.66	$94.25	$—	$152.00	$69.91	$—
Second	75.52	61.85	—	106.50	78.50	—	141.00	80.75	—
Third	72.99	61.50	—	90.50	74.55	—	121.00	94.00	—
Fourth	65.00	30.93	$7.89	81.49	60.98	—	122.50	80.50	—

On December 29, 2008, the Company paid a cash dividend (treated as a distribution for federal income tax purposes) in the amount of $7.89 per share to stockholders of record as of December 15, 2008. The Company anticipates that, for federal income tax purposes, the dividend will be treated as a return of capital rather than a taxable dividend, since the Company does not have accumulated earnings and profits and does not expect to have current earning in profits during 2008.

During 2006 and 2007, the Company purchased a total of 5,179 of its common shares from certain officers of the Company in connection with the exercise of stock options. The purchases were equivalent to the exercise price and related tax withholding requirement associated with the exercise of the stock options at the fair market value of the common stock at the date of exercise. The Company made no purchases of its common shares during 2008.

The closing price per share of the Common Stock was $8.33 at March 27, 2009.

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Revenues	$162,237	$132,497	$112,154	$134,607	$137,280
Expenses	146,470	125,247	111,382	134,554	125,609

Operating income	15,767	7,250	772	53	11,671
Other income (loss):
Equity loss from investments in energy affiliates(a)	(12,120)	(55,957)	(10,418)	(8,500)	(9,901)
Interest expense	(688)	(1,146)	(616)	(545)	(1,197)
Other, net	144	399	566	1,532	2,918
Gain (loss) from disposition of HE III and HEC(b)	—	—	(17)	52,312	62,288

	(12,664)	(56,704)	(10,485)	44,799	54,108
Income (loss) from continuing operations before income taxes	3,103	(49,454)	(9,713)	44,852	65,779
Income tax expense (benefit)	1,705	(16,629)	(2,988)	18,510	11,079

Income (loss) from continuing operations	1,398	(32,825)	(6,725)	26,342	54,700
Income (loss) from discontinued operations, net of tax:
Income from real estate operations(c)	—	—	—	—	39,002
Income (loss) from hotel operations	—	—	—	—	783

	—	—	—	—	39,785

Net Income (Loss)	$1,398	$(32,825)	$(6,725)	$26,342	$94,485

Income (Loss) from Continuing Operations Per Common Share
Basic	$0.92	$(21.61)	$(4.44)	$18.22	$41.24
Diluted	0.92	(21.61)	(4.44)	17.47	36.79
Net Income (Loss) Per Common Share
Basic	$0.92	$(21.61)	$(4.44)	$18.22	$71.24
Diluted	0.92	(21.61)	(4.44)	17.47	63.55
Dividends Per Common Share	$7.89	—	—	$43.87	—
Weighted Average Shares Outstanding
Basic	1,521	1,519	1,514	1,446	1,326
Diluted	1,525	1,519	1,514	1,508	1,487
Financial Condition
Total assets	$69,395	$90,745	$107,597	$108,801	$157,317
Loans payable	10,438	17,366	10,892	6,812	9,136
Redeemable preferred stock	1,000	1,000	1,000	1,000	1,000
Common stockholders’ equity	38,261	48,812	81,966	88,443	124,541

(a)	In 2007, Hallwood Energy reported a net loss of $276,413,000, which included an impairment of $232,002,000 associated with its oil and gas properties. The Company recorded its proportionate share of the net loss, to the extent of its carrying value.

(b)	In July 2005, the Company sold its investment in Hallwood Energy III, L.P., a former energy affiliate. In December 2004, the Company sold its investment in Hallwood Energy Corporation.

(c)	In July 2004, the Company sold its investments in Hallwood Realty Partners, L.P., a former real estate affiliate.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General.  The Company currently operates as a holding company with interests in textiles and energy. Until July 2004, the Company had interests in textiles, real estate and various energy affiliates. Since that time, the Company disposed of its interests in Hallwood Realty Partners, L.P. (“HRP”) in July 2004, which constituted substantially all of its real estate activities, and Hallwood Energy Corporation (“HEC”) and Hallwood Energy III, L.P. (“HE III”), two of its energy affiliates, in December 2004 and July 2005, respectively.

Textile Products.  In the three years ended December 31, 2008, the Company derived all of its operating revenues from the textile activities of its Brookwood subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, cost and availability of supplies, Brookwood’s response to competition, its ability to generate new markets and products and the effect of global trade regulations. Although the Company’s textile activities have generated positive cash flow in recent years, there is no assurance that this trend will continue.

While Brookwood has enjoyed substantial growth in its military business, there is no assurance this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $101,813,000, $70,006,000 and $53,885,000 for 2008, 2007 and 2006, respectively, were 45.4% higher in 2008 and 29.9% higher in 2007 from the respective previous years.

The military had limited orders in 2006 and in the 2007 first quarter for existing products and adopted revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. However, the U.S. government released orders in the remaining 2007 quarters and during 2008 for goods that include Brookwood’s products, which resulted in a substantial increase in military sales. Changes in specifications or orders present a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications and production requirements. Brookwood has regularly conducted research and development on various processes and products intended to comply with the revised specifications and participates in the bidding process for new military products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. In addition, the U.S. government is releasing contracts for shorter periods than in the past. The Company acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sales trends.

Unstable global nylon and chemical pricing, and volatile domestic energy costs, coupled with a varying product mix, have continued to cause fluctuations in Brookwood’s margins, a trend that will potentially continue.

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

The textile products business is not interdependent with the Company’s other business operations. The Company does not guarantee the Brookwood bank facility and is not obligated to contribute additional capital. Conversely, Brookwood does not guarantee debts of the Company or any of the Company’s subsidiaries and is not obligated to contribute additional capital to the Company beyond dividend payments and the tax sharing agreement.

Energy.  Hallwood Energy is a privately held independent oil and gas limited partnership and operates as an upstream energy company engaging in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. As of December 31, 2008, the Company had invested $61,480,000 in Hallwood Energy, which represented 22% of the blended Class A and Class C limited partner interests (18% after consideration of profit interests) of Hallwood Energy. In addition, the Company loaned Hallwood Energy $13,920,000 in the form of convertible notes issued by Hallwood Energy.

In June 2008, Hallwood Energy entered into an agreement for the sale and farmout to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc. of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and the option to pay up to an additional $65,000,000), and entered into an agreement to provide consulting services to the purchaser for one year (the “Talisman Energy Transaction”). In October 2008, FEI elected to make a second payment of $30,000,000 to Hallwood Energy. In February 2009, FEI elected to make a partial funding in the amount of $15,000,000 related to its third payment.

On March 1, 2009, Hallwood Energy, L.P., HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., etal Case No. 09-31253. The Company is only an investor in and creditor of Hallwood Energy. The bankruptcy filing does not include the Company or any other of its assets. For a further discussion of the bankruptcy case, refer to section below entitled Bankruptcy Filing by Hallwood Energy.

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

On occasion, Brookwood receives instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory until the customer sends shipping instructions. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and identifies the inventory as separate from Brookwood’s inventory. Generally, a customer provides such instructions to accommodate its lack of available storage space for inventory. This practice is customary in the textile industry and with respect to certain Brookwood customers. In these cases, the Brookwood customer either dictates delivery dates at the time the order is placed or when the customer has not specified a fixed delivery date, the customer owns the goods and has asked Brookwood to keep them in the warehouse until the customer provides a delivery date. For all of its “bill and hold” sales, Brookwood has no future obligations, the customer is billed when the product is ready for shipment and expected to pay under standard billing and credit terms, regardless of the actual delivery date, and the inventory is identified and not available for Brookwood’s use. Brookwood’s total bill and hold sales held by Brookwood at the end of each of the three years ended December 31, 2008 were not material.

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

During the year ended December 31, 2007, Hallwood Energy recorded impairments of oil and gas properties of $223,002,000. The Company recorded its proportionate share of such impairments through the equity method of accounting as discussed below. Principally due to the recording of these impairments, the Company’s carrying value of its investment in Hallwood Energy at December 31, 2007 was reduced to zero.

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

As a result of the completion of the Talisman Energy Transaction in June 2008, the Company entered into the Equity Support Agreement with Hallwood Energy which obligated the Company to contribute additional equity or debt capital of $2,039,000 at the completion date (along with $2,961,000 loaned in May 2008 for a total amount of $5,000,000) to Hallwood Energy and guarantee an additional amount of up to $7,500,000 in certain circumstances, both of which were issued under the terms of the Second Convertible Note (discussed below).

The Company loaned $4,300,000 to Hallwood Energy during September 2008 pursuant to the Equity Support Agreement. The Company’s additional investments and commitment to provide additional financial support, resulted in the recording of an equity loss in 2008 of $12,120,000, which included accumulated equity losses that had not been previously recorded, as the Company had reduced the carrying value of its investment to zero. The Company’s carrying value of its Hallwood Energy investment was zero at December 31, 2008. The Company’s proportionate share of Hallwood Energy’s accumulated losses that have not been recognized as of December 31, 2008 is approximately $12,891,000, based upon its 25% Class A limited partner ownership percentage.

In prior years, the Company’s evaluation of its investment in Hallwood Energy contained assumptions including (i) an evaluation of reserves using assumptions commonly used in the industry, some of which were not the same as are required by the SEC to be used for financial reporting purposes; (ii) realization of fair value for various reserve categories based upon Hallwood Energy’s historical experience; and (iii) value per acre in a potential sale transaction, based upon acreage owned in productive areas with shale characteristics similar to acreage previously sold by HEC and HE III and other sale activity of acreage with shale formations.

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

Results of Operations

The Company reported net income of $1,398,000 for the year ended December 31, 2008, compared to a net loss of $32,825,000 for 2007, and a net loss of $6,725,000 for 2006. Revenue was $162,237,000 for 2008, $132,497,000 for 2007 and $112,154,000 for 2006. Operating income, principally from Brookwood’s operations, was $15,767,000, $7,250,000 and $772,000 in 2008, 2007 and 2006, respectively.

Revenues

Textile products sales of $162,237,000 in 2008 increased by $29,740,000, or 22.4%, compared to $132,497,000 in 2007, which was an increase of $20,343,000, or 18.1%, compared to $112,154,000 in 2006. The increases were principally due to an increase of $31,807,000 in 2008 and an increase of $16,121,000 in 2007 in sales of specialty fabric to U.S. military contractors as a result of increases in orders from the military to Brookwood’s customers.

Brookwood has several customers who have accounted for more than 10% of Brookwood’s sales in one or more of the three years ended December 31, 2008. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in each of the three years ended December 31, 2008. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $47,310,000, $40,844,000 and $31,300,000 in 2008, 2007 and 2006, respectively, which represented 29.2%, 30.8% and 27.9% of Brookwood’s sales. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2008 and 2006. Its relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $18,436,000, $8,971,000 and $12,609,000 in 2008, 2007 and 2006, respectively, which represented 11.4%, 6.8% and 11.2% of Brookwood’s sales. Sales to another customer accounted for slightly more than 10% of sales for 2008 only. Brookwood’s relationship with the customer is ongoing. Sales to that customer, which are also included in military sales, were $16,752,000 in 2008, which represented 10.3% of Brookwood’s sales.

Expenses

Textile products cost of sales of $123,795,000 increased by $18,877,000, or 18.0%, in 2008, compared to $104,918,000 in 2007, which was an increase of $11,784,000, or 12.6%, compared to $93,134,000 in 2006. The 2008 increase principally resulted from material and labor costs associated with the higher sales volume, changes in product mix and utility costs, which increased by 47% compared to 2007. The 2007 increase principally resulted from material costs associated with the higher sales volumes and changes in product mix. Costs increased in 2007, compared to 2006, for employee related expenses by approximately $1,300,000, stabilized in energy (due to energy reduction capital projects) increasing by only $52,000, and decreased rent expense by $222,000 due to the completion of the move to its Connecticut facility in 2006. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.

The gross profit margin was 23.7%, 20.8% and 17.0% in 2008, 2007 and 2006, respectively. The higher gross margin for 2008 principally resulted from higher sales volume, changes in product mix and manufacturing efficiencies such as reductions in working loss. The higher gross profit margin for 2007 principally resulted from higher sales volume and changes in product mix and energy and rent savings.

Administrative and selling expenses were comprised of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006

Textile products	$17,143	$15,115	$13,431
Corporate	5,532	5,214	4,817

Total	$22,675	$20,329	$18,248

Textile products administrative and selling expenses of $17,143,000 for 2008 increased by $2,028,000, or 13.4%, from the 2007 amount of $15,115,000, which increased by $1,684,000, or 12.5%, compared to the 2006 amount of $13,431,000. The 2008 increase was primarily attributable to an increase of $341,000 of employee related expenses associated with higher sales volume, and in support of increased compliance requirements for Sarbanes-Oxley and environmental matters, increased performance compensation and other related payroll costs of $761,000, and $879,000 for legal and professional fees. The 2007 increase was primarily attributable to higher professional fees of $275,000, increased salaries of $451,000 principally due to additional personnel associated with increased compliance requirements (e.g. Sarbanes-Oxley and environmental) and in support of increased sales, increased performance compensation and other related payroll costs of $430,000 and increased sales commissions of $330,000. The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development expenses were approximately $862,000 in 2008, $605,000 in 2007 and $594,000 in 2006.

Corporate administrative expenses were $5,532,000 for 2008, compared to $5,214,000 for 2007 and $4,817,000 for 2006. The 2008 increase of 6.1% was principally attributable to costs associated with the terminated initiative regarding strategic alternatives for Brookwood of approximately $440,000, employee severance costs of $355,000, and higher office space and administrative service costs for HIL of $119,000, partially offset by a reduction in Sarbanes-Oxley costs of $299,000. The 2007 increase of 8.2% was principally attributable to Sarbanes-Oxley costs of $697,000 and costs of $358,000 associated with the withdrawn plan of liquidation discussed below.

Professional fees and costs associated with the operation of an office by HIL decreased in 2007 by $285,000 and $281,000, respectively, compared to 2006.

Other Income (Loss)

Equity losses from the Company’s investments in Hallwood Energy, attributable to the Company’s share of losses reported by Hallwood Energy, was $12,120,000 in 2008, compared to $55,957,000 in 2007 and $10,418,000 in 2006.

The Company recorded a 2008 equity loss to the extent of loans it made to Hallwood Energy in 2008 of $8,920,000 and a commitment to invest additional funds, under certain conditions, up to $3,200,000 and reduced the carrying value of its investment in Hallwood Energy to zero. For the year ended December 31, 2008, Hallwood Energy reported a loss of $60,941,000, which included an impairment of its oil and gas properties of $32,731,000, interest expense of $23,642,000 and other income of $6,017,000, which principally related to a contract services agreement with Talisman. As of December 31, 2008, the Company’s proportionate share of Hallwood Energy’s accumulated losses that have not yet been recognized is approximately $12,891,000, based upon the Company’s 25% Class A limited partner ownership percentage.

The Company recorded a 2007 equity loss of $55,957,000 in Hallwood Energy as its proportionate share of significant losses reported by Hallwood Energy. In the first nine months of 2007, Hallwood Energy reported a loss of $54,602,000, which included an impairment of $31,680,000 associated with its oil and gas properties and interest expense of $17,913,000. The interest expense included make-whole provisions in the amounts of $7,100,000 related to its former credit facility and $9,009,000 related to its present Senior Secured Credit Facility. In the 2007 fourth quarter, Hallwood Energy reported a net loss of $221,811,000, which included an impairment of its oil and gas properties of $191,322,000 and interest expense of $12,163,000. A significant portion of the impairment charge, approximately $111,000,000, related to the early lease surrenders and writedowns of Arkansas leaseholds associated with low or non-prospective oil and gas leases and approximately $52,829,000 related to its Louisiana properties from its drilling program that has been unsuccessful to date. The fourth quarter interest expense included $7,488,000 related to the change in the value of the make-whole provision contained in its present Senior Secured Credit Facility.

In July 2007, Hallwood Energy announced its first gas sales from its newly constructed gathering system in Central Eastern Arkansas. Natural gas began flowing through the system at rates exceeding 6 million cubic feet of gas per day. The current flow rate as of March 1, 2009 was approximately 7.5 million cubic feet of gas per day. The system currently in service contains 36 miles of gathering pipelines in White County to support the drilling program presently underway.

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

As further discussed in the section entitled Investments In Hallwood Energy, on March 1, 2009, Hallwood Energy and certain of its affiliates filed petition for relief under Chapter 11 of the United States Bankruptcy Code.

The Company earned interest income of $92,000 during 2007 from loans it made to Hallwood Energy in the period from March to May 2007.

Interest expense was comprised of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006

Textile products	$688	$1,146	$601
Corporate	—	—	15

Total	$688	$1,146	$616

Textile products interest expense principally relates to Brookwood’s Revolving Credit Facility. Fluctuations in interest expense year to year were principally due to changes in the average outstanding loan amount and interest rates.

Corporate interest expense of $15,000 in 2006 was attributable to the completion of an Internal Revenue Service examination of the Company’s 2004 and 2005 federal income tax returns.

Interest and other income was $144,000 in 2008, compared to $307,000 in 2007 and $566,000 in 2006. The 2008 decrease was principally due to reduced interest income earned on cash equivalents and a gain in the amount of $74,000 from the sale of a marketable security in March 2007. The 2007 decrease was principally attributable to reduced interest income on cash and cash equivalents, partially offset by a $74,000 gain from the sale of a marketable security in March 2007.

The Company recorded a $17,000 loss from the disposition of HE III in November 2006 in connection with the reduction of a receivable.

Income Taxes

Following is a schedule of income tax expense (benefit) (in thousands):

	Years Ended December 31,
	2008	2007	2006

Federal
Current	$(116)	$(14,294)	$(2,189)
Deferred	744	(2,998)	(1,032)

Sub-total	628	(17,292)	(3,221)
State
Current	759	610	242
Deferred	38	53	(9)

Sub-total	797	663	233
Foreign
Current	280	—	—

Total	$1,705	$(16,629)	$(2,988)

The income tax expense for 2008 was principally due to the operating income from Brookwood, partially offset by the equity loss from the investment in Hallwood Energy. The income tax benefit for 2007 and 2006 was principally due to the equity loss from the investment in Hallwood Energy. The effective federal tax rate in 2008, 2007 and 2006 was 34%, 34% and 34%, respectively, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.

It is anticipated that the Company will not pay any federal income tax related to its 2008 operations.

After filing its 2007 federal income tax return with the Internal Revenue Service (“IRS”) in September 2008, the Company filed a carryback of its 2007 taxable loss and received a tax refund in October 2008 in the amount of $12,347,000.

The Company filed an application for tentative refund with the IRS in March 2007 and received $1,000,000 in April 2007. Following the filing of the 2006 income tax return in September 2007, the Company received an additional refund of $376,000 in October 2007. The Company also filed a carryback of its 2006 taxable loss in September 2007 and obtained an additional refund of $4,512,000 in November 2007.

In December 2006, the IRS completed an examination of the Company’s consolidated income tax returns for the years ended December 31, 2004 and 2005. The IRS proposed adjustments that resulted in a tax assessment of $61,000 for 2004 and $103,000 for 2005, with associated interest costs of $15,000. No penalties were assessed. The Company paid the assessed tax and interest in December 2006.

At December 31, 2008 and 2007, the net deferred tax asset was $3,818,000 and $4,600,000, respectively. The 2008 balance was comprised of $550,000 attributable to temporary differences (including $365,000 associated with the Company’s investment in Hallwood Energy), $2,509,000 attributable to a federal net operating loss carryforward, and $759,000 of alternative minimum tax credits. The 2007 balance included $1,721,000 attributable to temporary differences (including $1,406,000 associated with the Company’s investment in Hallwood Energy), $2,035,000 attributable to a federal net operating loss carryforward and $844,000 of alternative minimum tax credits.

Related Party Transactions

Hallwood Investments Limited.  The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Gumbiner. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000. The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services and for travel and related expenses to and from the Company’s corporate office. In addition, prior to November 2006, the Company also reimbursed Mr. Gumbiner for services, meals and other personal expenses related to the office separately maintained by Mr. Gumbiner. At Mr. Gumbiner’s recommendation, the Company’s board of directors determined in 2006 that the reimbursement for personal expenses related to his office would not continue after November 2006.

A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Years Ended December 31,
	2008	2007	2006

Consulting fees	$996	$996	$996
Office space and administrative services	301	182	463
Travel and related expenses	110	70	267

Total	$1,407	$1,248	$1,726

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

HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the years ended December 31, 2008, 2007 and 2006, HIL reimbursed the Company $110,000, $155,000 and $142,000, respectively, for such expenses.

In April 2007, HIL and Hallwood Energy’s lender committed to fund one-half of potential additional equity or subordinated debt funding calls totaling $55,000,000, or $27,500,000, by Hallwood Energy, to the extent other investors, including the Company, did not respond to a call. HIL funded $2,591,000 and $1,842,000 in June 2007 and September 2007, respectively, pursuant to such commitment. In September 2007, the $55,000,000 commitment from HIL and the lender expired as a result of the receipt of sufficient contributions from various equity calls initiated by Hallwood Energy between April 2007 and August 2007.

In November 2007, HIL committed to fund $7,500,000 of additional equity to Hallwood Energy no later than November 15, 2007. HIL funded the full $7,500,000 in November under this agreement, with Hallwood Energy executing a promissory note bearing interest at 16% per annum. On January 2, 2008, as per the commitment agreement, the outstanding amount plus accrued interest was automatically converted into Hallwood Energy Class C limited partnership interest.

In January 2008, HIL loaned $5,000,000 to Hallwood Energy in connection with Hallwood Energy’s $30,000,000 First Convertible Note. Terms of the First Convertible Note agreement are discussed in the section entitled “Investments in Hallwood Energy”. As of March 1, 2009, HIL and one of its affiliated entities have invested $19,156,000 in Hallwood Energy.

Hallwood Energy.  Hallwood Energy shares common offices, facilities and certain staff in its Dallas office with the Company and Hallwood Energy is obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the years ended December 31, 2008 and 2007 and 2006, Hallwood Energy reimbursed the Company $415,000, $297,000 and $311,000, respectively, for such expenses. As a result of its bankruptcy filing on March 1, 2009, Hallwood Energy’s continuing obligation and ability to pay its share of these lease and other costs is uncertain.

Investments in Hallwood Energy

At December 31, 2008, the Company had invested $61,481,000 in Hallwood Energy, which represented approximately 22% of the blended Class A and Class C limited partner interests (18% after consideration of profit interests) and, in addition, the Company had loaned Hallwood Energy $13,920,000 in the form of convertible notes.

Provided below is a schedule of the Company’s investments in Hallwood Energy by year (in thousands):

					Total
Description	2008	2007	2006	Prior	Investment

Class A limited partner interest	$—	$3	$9,427	$40,954	$50,384
Class C limited partner interest	—	11,084	—	—	11,084
General partner interest	—	6	1	6	13
First Convertible Note	5,000	—	—	—	5,000
Second Convertible Note:
— Cash investment	9,300	—	—	—	9,300
— Less: portion invested by third parties	(380)	—	—	—	(380)

Total	$13,920	$11,093	$9,428	$40,960	$75,401

The Company accounts for the investment in Hallwood Energy using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions, as appropriate.

As a result of the bankruptcy filing by Hallwood Energy, the extent or value of the Company’s continuing interest in Hallwood Energy, if any, is uncertain. See the section entitled “Bankruptcy Filing by Hallwood Energy”.

Certain of the Company’s officers and directors are investors in Hallwood Energy. In addition, as members of management of Hallwood Energy, one director and officer and one officer of the Company hold a profit interest in Hallwood Energy.

Equity Losses.  As previously stated, the Company records its pro rata share of Hallwood Energy’s net (income) loss using the equity method of accounting. The Company’s proportionate share of Hallwood Energy’s calendar year 2007 loss would have reduced the carrying value of its investment in Hallwood Energy below zero. The general rule for recording equity losses ordinarily indicates that the investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses, unless the investor provides or commits to provide additional funds to the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee. Although no guarantee or commitment existed at December 31, 2007, the Company loaned $5,000,000 to Hallwood Energy in January 2008 in connection with Hallwood Energy’s $30,000,000 convertible note due January 21, 2011 to provide capital to continue regular ongoing operations. Accordingly, the Company recorded an additional equity loss in 2007 to the extent of the $5,000,000 loan, as the Company had not determined to what extent, if any, that it would advance additional funds to Hallwood Energy and the carrying value of its Hallwood Energy investment was reduced to zero at December 31, 2007.

In connection with the then ongoing efforts to complete the Talisman Energy Transaction (discussed below), the Company loaned Hallwood Energy $2,961,000 in May 2008. As a result of the completion of the Talisman Energy Transaction in June 2008, the Company entered into the Equity Support Agreement with Hallwood Energy which obligated the Company to contribute additional equity or debt capital of $2,039,000 at the completion date (for a total amount of $5,000,000) to Hallwood Energy and guarantee an additional amount of up to $7,500,000 in certain circumstances, both of which were issued under the terms of the Second Convertible Note (discussed below). The Company loaned $4,300,000 to Hallwood Energy during September 2008 pursuant to the Equity Support Agreement. The Company’s additional investments and commitment to provide additional financial support, resulted in the recording of an equity loss in the year ended December 31, 2008 of $12,120,000, which included accumulated equity losses that had not been previously recorded, as the Company had reduced the carrying value of its investment to zero. The Company’s carrying value of its Hallwood Energy investment remained at zero at December 31, 2008.

The Company’s proportionate share of Hallwood Energy’s accumulated losses that have not been recognized as of December 31, 2008 is approximately $12,891,000, based upon its 25% Class A limited partner ownership percentage.

Limited Partner Investments and Convertible Notes.  At December 31, 2008, there were three classes of limited partnership interests and two classes of convertible notes outstanding for Hallwood Energy:

•	Class C interests bear a 16% priority return which compounds monthly. The priority return will be accrued and become payable when, as and if declared by the general partner of Hallwood Energy. Hallwood Energy does not anticipate paying any distributions in the foreseeable future. All distributions of defined available cash and defined net proceeds from any sales or other disposition of all or substantially all of the then remaining assets of Hallwood Energy which is entered into in connection with, or which will result in, the liquidation of Hallwood Energy (the “Terminating Capital Transaction”) must first be used to reduce any unpaid Class C priority return and capital contributions to zero. Unpaid Class C priority return and capital contributions can be converted into Class A interests based on the ratio of Class C contributions to the sum of Class A contributions and the Class C limited partner’s Class C partnership interest designated by the Class C limited partner to be converted into Class A partnership interest. The Class C capital contributions and unpaid priority return totaled approximately $84,422,000 and $21,477,000, respectively, at December 31, 2008.

•	Class A interests have certain voting rights and with the general partner would receive 100% of the distributions of available cash and net proceeds from Terminating Capital Transactions subsequent to the payment of all unpaid Class C priority return and of all Class C capital contributions until the unrecovered capital accounts of each Class A partner interest is reduced to zero, and thereafter share in all future distributions of available cash and net proceeds from Terminating Capital Transactions with the holders of the Class B interests.

•	Class B interests represent vested net profit interests awarded to key individuals by Hallwood Energy. At December 31, 2008 and 2007, outstanding Class B interests had rights to receive 20.0% and 18.6%, respectively, of distributions of defined available cash and net proceeds from Terminating Capital Transactions after the unpaid Class C priority return and capital contributions and the unreturned Class A and general partner capital contributions have been reduced to zero.

•	First Convertible Note. In January 2008, Hallwood Energy entered into a $30,000,000 convertible subordinated note agreement (the “First Convertible Note”). Borrowings bear interest which accrues at an annual rate of 16%, payable on a quarterly basis after the completion of a defined equity offering and subject to the prior full payment of borrowings and accrued interest under the Secured Credit Facilities and are subject to a make-whole provision. The First Convertible Note and accrued interest may be converted into Class C interests on a dollar for dollar basis. If no Class C interests are outstanding, the First Convertible Note may be converted into Class A interests or such comparable securities as may be outstanding at the same exchange ratio as the original Class C interests. Principal and unpaid interest are due on the earlier of January 21, 2011, or upon a defined change of control. The First Convertible Note lenders also received warrants to acquire additional Class C interests, exercisable until January 2011. $28,839,000 of the First Convertible Notes were subscribed for and issued, of which the Company purchased $5,000,000 in January 2008.

•	Second Convertible Note. In May 2008, Hallwood Energy entered into a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”), which was underwritten by the Company. The Second Convertible Note was issued in connection with the completion of the Talisman Energy Transaction and the related Equity Support Agreement (discussed below). The Second Convertible Note contains interest terms, conversion features and repayment terms comparable to the First Convertible Note described previously. As of December 31, 2008, $9,300,000 of the Second Convertible Note was outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors.

Following is a description of certain capital and loan transactions completed by Hallwood Energy from 2006 to 2008 and the Company’s relative participation in those transactions:

Capital Transactions.  In January 2006, the Company invested a Class A capital contribution of $2,721,000 in Hallwood Energy.

In November 2006, Hallwood Energy requested an additional Class A capital contribution in the amount of $25,000,000 from its partners, of which the Company invested an additional $6,708,000. The Company utilized a $452,000 capital contribution receivable to reduce its cash contribution.

In April 2007, HIL and Hallwood Energy’s Lender each committed to fund one-half of potential additional equity or subordinated debt funding calls totaling $55,000,000 by Hallwood Energy, to the extent other investors, including the Company, did not respond to the calls. In April 2007, Hallwood Energy issued a $25,000,000 Class C equity call to its partners (the “April Call”), which was fully satisfied. The Company’s share of the April Call was $6,743,000.

In May 2007, Hallwood Energy issued a $20,000,000 Class C equity call to its partners (the “May Call”), which was fully satisfied. The Company’s proportionate share of the May Call was $5,091,000. Due to the fact that the Company did not have available sufficient cash, the Company contributed only $2,501,000 towards the May Call. Because of the Company’s inability to meet its full equity call requirement, HIL funded $2,590,000 of the May Call that was not funded by the Company.

In August 2007, Hallwood Energy issued a $15,000,000 Class C equity call to its partners (the “August Call”), which was fully satisfied. The Company’s proportionate share of the August Call was $3,683,000. Due to the fact that the Company did not have available sufficient cash, the Company contributed only one-half, or $1,842,000, towards the August Call. Because of the Company’s inability to meet its full equity call requirement, HIL funded $1,842,000 of the August Call that was not funded by the Company. In October 2007, a special committee of the Company’s board of directors appointed to consider HIL’s funding of these capital calls acknowledged the terms of the funding of the capital calls by HIL and determined that, in light of the circumstances, including the Company’s then inability to fund any amounts beyond those it had made, no further action was required.

As a result of the receipt of sufficient equity contributions from the April, May and August Calls, the $55,000,000 commitment from HIL and Hallwood Energy’s Lender was extinguished.

In November 2007, Hallwood Energy issued $15,000,000 of Class C limited partnership interest to a new equity partner. In addition, HIL, another existing investor in Hallwood Energy, and Hallwood Energy’s Lender entered into a letter agreement providing for a total of up to $15,000,000 in additional funding. HIL funded $7,500,000 under the letter agreement, executing a promissory note with an interest rate of 16% per annum and a maturity of March 1, 2010. Two of the partners did not fund under this agreement which constituted a default condition under the Senior Secured Credit Facility, as stipulated in the letter agreement. This default condition was subsequently waived and on January 2, 2008, as per the letter agreement, HIL’s loan and accrued interest was converted into a Class C limited partner interest.

Talisman Energy Transaction in 2008.  In June 2008, Hallwood Energy raised additional capital by entering into an agreement for the sale and farmout to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and the option to pay up to the additional

$65,000,000), and entered into an agreement to provide consulting services to the purchaser for one year (the “Talisman Energy Transaction”). FEI prepaid the consulting services agreement which requires two man-weeks per month of service from two senior executives. The revenues from this agreement will be recognized as earned by Hallwood Energy over the course of the twelve month period. In October 2008, FEI elected to make a second payment of $30,000,000 to Hallwood Energy. In February 2009, FEI elected to make a partial funding in the amount of $15,000,000 of its third payment.

Under the sale and farmout agreement between Hallwood Energy and FEI, the purchaser made an initial payment of $60,000,000 for an undivided 10% interest in Hallwood Energy’s specified oil and gas properties and other assets. For each well for which FEI paid any costs, it earned an additional interest on the specified properties on which the well is located upon payment of each invoice equal to an additional undivided 23.33% if payment occurs prior to FEI paying a cumulative amount of $90,000,000 under the farmout agreement (the “Initial Milestone”), or 13.33% if payment occurs after the Initial Milestone. For other oil and gas properties, FEI earned an undivided 33.33% interest in such properties immediately upon payment of purchase costs paid by FEI under the farmout agreement. With respect to Hallwood Energy’s other assets, FEI immediately earned an additional undivided 10% interest in these other assets upon meeting the Initial Milestone and an additional undivided 13.33% interest in these other assets upon payment of a cumulative amount of $125,000,000 under the farmout agreement. FEI also earned an undivided 33.33% interest in seismic data for which costs were paid by FEI. Hallwood Energy agreed to deliver assignments for the interests earned under the farmout agreement and granted a lien and security interest on 33.33% of its assets in favor of FEI as collateral security for the performance of this agreement.

The parties agreed to use commercially reasonable efforts to agree upon a budget for each quarterly period during the term of the farmout agreement. Any material variance from the budget requires the prior approval of FEI.

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

The farmout agreement prohibits Hallwood Energy from entering into a change of control agreement unless the lender under the Senior Secured Credit Facility and Junior Credit Facility waives its rights to demand prepayment, and holders of the First and Second Convertible Notes waive their rights of redemption upon a change of control or such indebtedness is required to be repaid or redeemed with funds provided or arranged by the party acquiring or merging with Hallwood Energy in the change of control transaction.

In connection with the Talisman Energy Transaction, the Company loaned $2,961,000 to Hallwood Energy in May 2008 on terms similar to the First Convertible Note issued in January 2008. Contemporaneously with the signing of the sale and farmout agreement, the Company entered into an Equity Support Agreement (the “Equity Support Agreement”) with Hallwood Energy, under which the Company committed to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The loan of $2,961,000 in May 2008 and an additional loan to Hallwood Energy in June 2008 of $2,039,000 (for a total of $5,000,000) are treated as contributions toward the maximum amount. In September 2008, the Company loaned an additional $4,300,000 to Hallwood Energy under the Equity Support Agreement.

Funds advanced to Hallwood Energy pursuant to the Equity Support Agreement are contributions under the terms of the Second Convertible Note, terms of which are comparable to the First Convertible Note. During June and July 2008, the Company sold $380,000 of the Second Convertible Note to other investors in Hallwood Energy. As of December 31, 2008, $9,300,000 of the Second Convertible Note was outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors. The remaining commitment amount under the Equity Support Agreement was $3,200,000 at December 31, 2008.

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

In April 2007, Hallwood Energy entered into a $100,000,000 loan facility (the “Senior Secured Credit Facility”) with a new lender (“Hallwood Energy’s Lender”), who is an affiliate of one of the investors and drew $65,000,000 from the Senior Secured Credit Facility. The proceeds were used to repay the $40,000,000 balance of the Former Credit Facility, approximately $9,800,000 for a make-whole fee and approximately $500,000 for incremental interest related to the Former Credit Facility, transaction fees of approximately $200,000 and provide working capital. The Senior Secured Credit Facility is secured by Hallwood Energy’s oil and gas leases, matures on February 1, 2010, and bore interest at a rate of the defined LIBOR rate plus 10.75% per annum. An additional 2% of interest is added upon continuance of any defaulting event. Hallwood Energy’s Lender was permitted to demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. In conjunction with executing the Senior Secured Credit Facility, Hallwood Energy’s Lender’s affiliates resigned their position on Hallwood Energy’s board of directors and Hallwood Energy’s Lender assigned its general partner interest to the remaining members.

The Senior Secured Credit Facility provided that if Hallwood Energy raised $25,000,000 through an equity call or through debt subordinate to the Senior Secured Credit Facility, Hallwood Energy’s Lender would match subsequent amounts raised on a dollar for dollar basis up to the remaining $35,000,000 under the Senior Secured Credit Facility through the availability termination date of July 31, 2008. During the 2007 third quarter, Hallwood Energy borrowed an additional $20,000,000 under the Senior Secured Credit Facility and borrowed the remaining availability of $15,000,000 in October 2007.

The Senior Secured Credit Facility contains various financial covenants, including maximum general and administrative expenses and current and proved collateral coverage ratios. The proved collateral coverage ratio covenant became effective June 30, 2008. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy. In October 2007, Hallwood Energy entered into an amendment of the Senior Secured Credit Facility to modify the calculation of the current ratio to include certain capital funding commitments.

The Senior Secured Credit Facility contained a make-whole provision whereby Hallwood Energy was required to pay Hallwood Energy’s Lender the amount by which the present value amount of principal and interest from the date of prepayment through January 31, 2009, exceeds the principal amount on the prepayment date. Hallwood Energy’s Lender received warrants exercisable for 2.5% of the partnership interests at an exercise price of 2.5% of 125% of the amount of the total capital contributed to Hallwood Energy at December 31, 2006.

In January 2008, Hallwood Energy entered into the $15,000,000 Junior Credit Facility with Hallwood Energy’s Lender and drew the full $15,000,000 available. The proceeds were used to fund working capital requirements and future operational activities. Borrowings under the Senior Secured Credit Facility and Junior Credit Facility (collectively referred to as the “Secured Credit Facilities”) are both secured by Hallwood Energy’s oil and gas leases, mature on February 1, 2010, and bore interest at a rate of the defined LIBOR rate plus 10.75% per annum through April 30, 2008, thereafter increased to LIBOR rate plus 12.75% per annum until loan maturity or prepayment. An additional 2% of interest is added upon continuance of any defaulting event. Hallwood Energy’s Lender was permitted to demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. Hallwood Energy remains bound to a deposit control agreement initiated with the Senior Secured Credit Facility.

The Junior Credit Facility contains various financial covenants, materially consistent with the Senior Secured Credit Facility, including maximum general and administrative expenditures and current and proved collateral coverage ratios. The proved collateral coverage ratio covenant became effective June 30, 2008. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain Hallwood Energy’s activities.

The Junior Credit Facility contained a make-whole provision whereby Hallwood Energy was required to pay Hallwood Energy’s Lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2009, exceeds the principal amount on the prepayment date.

In connection with the Junior Credit Facility, the Senior Secured Credit Facility was amended to bear and interest at the defined LIBOR rate plus 12.75% per annum beginning May 1, 2008.

Hallwood Energy did not meet the current ratio covenant and was in default of the Senior Credit Facility as of December 31, 2007. A second default event related to a commitment agreement by three partners to fund $15,000,000 by November 1, 2007, that was only partially funded. Hallwood Energy received a waiver from Hallwood Energy’s Lender for both of these default events in January 2008.

The Secured Credit Facilities were included in current liabilities on Hallwood Energy’s balance sheet at December 31, 2007, as Hallwood Energy did not expect to maintain compliance with the required current and proved collateral coverage ratios during the year ended December 31, 2008, unless additional funds were raised through issuance of debt and equity instruments.

Hallwood Energy was not in compliance with the general and administrative expense covenant at March 31, 2008 and the current ratio covenant as of April 30, 2008 required by the Secured Credit Facilities. Hallwood Energy entered into an amendment of the facilities with the Hallwood Energy’s Lender in June 2008 to waive the defaults and amend various covenants.

At September 30, 2008 and December 31, 2008, Hallwood Energy was not in compliance with the proved collateral coverage ratio under the Secured Credit Facilities. Accordingly, the interest rate under those facilities is now the defined LIBOR rate plus 14.75% per annum. However, pursuant to the forbearance agreement described below, Hallwood Energy’s Lender agreed not to exercise its other remedies under the facilities until at least 91 days after the termination of the farmout agreement.

To the extent Hallwood Energy was not in default by virtue of pre-March 1, 2009 events, the bankruptcy filing on March 1, 2009 constituted a default under the terms of the Senior Credit Facility and the Junior Credit Facility and the forbearance agreement was terminated by its terms upon the filing. However, under the automatic stay provisions of the Bankruptcy Code, Hallwood Energy’s Lender has not been able to foreclose on its collateral.

In connection with the completion of the Talisman Energy Transaction, Hallwood Energy also agreed to amendments to its credit agreements that, among other things, could result in an increase in interest paid by Hallwood Energy and provides additional covenants. The principal provisions of the amendment and related agreements include the following:

•	The terms of the make-whole provision of the Senior Secured Credit Facility were extended from January 31, 2009 to January 31, 2010.

•	Pursuant to a forbearance agreement among Hallwood Energy, FEI, Hallwood Energy’s Lender and others, if Hallwood Energy were in the future to default in certain of its obligations under its credit agreements, Hallwood Energy’s Lender agreed not to exercise its remedies under the Senior Secured Credit Facility while the farmout agreement is in effect and for a period of 91 days after the termination of the farmout agreement, except in the case of certain specified defaults.

•	Hallwood Energy shall pay to Hallwood Energy’s Lender on a monthly basis, the excess net cash flow, as defined, as additional debt service. Such payments, if any, shall be applied first to repay outstanding fees and expenses, second to accrued and unpaid interest and then to unpaid debt principal. The excess net cash flow is defined as operating revenues less operating expenses, certain general and administrative expenses, and other approved expenditures as defined in the agreement.

In January 2008, Hallwood Energy entered into the $30,000,000 First Convertible Note. During the 2008 first quarter, $28,839,000 of the convertible subordinated notes were subscribed for and issued. The Company subscribed for $5,000,000 of the First Convertible Note and provided the funds to Hallwood Energy in January 2008.

In May 2008, Hallwood Energy entered into the $12,500,000 Second Convertible Note agreement, which was underwritten by the Company. The Second Convertible Note contains interest terms, conversion features and repayment terms comparable to the First Convertible Note described previously. As of December 31, 2008, $9,300,000 of the Second Convertible Note was outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors.

Bankruptcy filing by Hallwood Energy.  On March 1, 2009, Hallwood Energy, L.P., HEM (the general partner of Hallwood Energy), and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are being jointly administered and are pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al, Case No. 09-31253. In addition, as described under “Item 3. Legal Proceedings”, Hallwood Energy has filed a lawsuit against the Company seeking that the Company contribute to Hallwood Energy an additional $3.2 million pursuant to the Equity Support Agreement.

The bankruptcy court has granted Hallwood Energy authority to use its existing cash collateral for operating needs through May 2009. On April 8, 2009, Hallwood Energy’s primary secured lender filed a motion for relief from the automatic stay seeking authority to foreclose on real and personal property owned by Hallwood Energy. Hallwood Energy will be seeking to develop a plan of reorganization with the goal of enabling it to continue operations. However, Hallwood Energy has not yet proposed a plan and there is no assurance that a plan will be developed, approved or successfully implemented or that the existing investors in Hallwood Energy will have any continuing interest in the reorganized entity. Accordingly, the extent or value of the Company’s continuing interest in Hallwood Energy, if any, is uncertain. Furthermore, the Company is currently unable to determine the additional impact that the Hallwood Energy bankruptcy may have on the Company’s results of operations or financial position, although the carrying value of its investment in Hallwood Energy had been reduced to zero at December 31, 2007 and remained at zero at December 31, 2008.

Litigation.  In connection with the Acquisition and Farmout Agreement entered into between Hallwood Energy and FEI Shale, L.P., a subsidiary of Talisman Energy, Inc., in June 2008, the Company and Hallwood Energy entered into an Equity Support Agreement dated June 9, 2008, under which the Company agreed, under certain conditions, to contribute to Hallwood Energy up to $12,500,000, in consideration for which the Company would receive equity or debt securities of Hallwood Energy. As of February 25, 2009 the Company had contributed $9,300,000 to Hallwood Energy pursuant to the Equity Support Agreement. On that date, Hallwood Energy requested that the Company fund the additional $3,200,000, which the Company has not done. As previously discussed, on March 1, 2009, Hallwood Energy and its subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. On March 30, 2009, Hallwood Energy filed a lawsuit against the Company seeking that the Company contribute to Hallwood Energy an additional $3,200,000 pursuant to the Equity Support Agreement.

In 2006, Hallwood Energy and Hallwood Petroleum (collectively referred to herein as the “Hallwood Energy Companies”) entered into two, two-year contracts with Eagle Drilling, LLC (“Eagle Drilling”), under which the contractor was to provide drilling rigs and crews to drill wells in Arkansas. On or about August 14, 2006, one of the masts on the rigs provided under the contracts collapsed. Eagle Drilling subsequently assigned the contracts to Eagle Domestic Drilling Operations, L.L.C. (“Eagle Domestic”) on August 25, 2006.

The Hallwood Energy Companies filed suit against Eagle Drilling and Eagle Domestic in Tarrant County, Texas state court (the “Hallwood Energy Action”) to recover $1,688,000 in funds previously deposited with the contractor under the contracts. Eagle Domestic and its parent then filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Texas Bankruptcy Court”) and filed an adversary action against The Hallwood Energy Companies in the bankruptcy proceeding in Eagle Domestic Drilling Operations, LLC v. Hallwood Energy, LP and Hallwood Petroleum, LLC; Adversary No. 07-03282 (the “Eagle Domestic Action”) to recover unspecified damages, but purportedly in excess of $50 million. The Hallwood Energy Companies asserted a counterclaim in the Eagle Domestic Action for the return of $1,688,000 in funds previously deposited with the contractor.

In October 2006, Eagle Drilling filed a related lawsuit against The Hallwood Energy Companies in Cleveland County, Oklahoma state court (the “Eagle Drilling Action”) alleging breach of contract damages of approximately $170,000. Eagle Drilling later amended its pleading to allege a negligence claim for in excess of $1,050,000 in damages resulting from the collapse of the mast and a tortious breach of contract claim.

In September 2007, Eagle Drilling filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of Oklahoma (the “Oklahoma Bankruptcy Court”). The Hallwood Energy Companies then removed the Eagle Drilling Action and its claims against Eagle Drilling in the Hallwood Energy Action to the Oklahoma Bankruptcy Court. In February 2008, the Eagle Drilling Action and the Hallwood Energy Action were consolidated in the Oklahoma Bankruptcy Court in Eagle Domestic Drilling Operations, LLC and Eagle Drilling, LLC v. Hallwood Petroleum, LLC and Hallwood Energy, LP, Adversary No. 07-01209 NLJ, and Hallwood Petroleum, LLC and Hallwood Energy, LP v. Eagle Domestic Drilling Operations, LLC and Eagle Drilling, LLC, Adversary No. 08-01007 NLJ.

In April 2008, Hallwood Energy and Eagle Domestic signed an agreement to settle the Eagle Domestic Action. Hallwood Energy agreed to immediately release any claims it had against Eagle Domestic, pay Eagle Domestic $2,000,000 in cash and issue to Eagle Domestic $2,750,000 in equity of Hallwood Energy or a successor entity, which was accrued by Hallwood Energy at March 31, 2008. Hallwood Energy paid Eagle Domestic $500,000 in July 2008 and the remaining $1,500,000 in October 2008. The parties consummated the equity portion of the settlement on February 11, 2009 and mutually released any claims the parties and their affiliates may have against each other. The parties also agreed to file a joint motion requesting dismissal of the Eagle Domestic Action, but they have not yet submitted this motion.

In April 2008, Eagle Drilling filed a motion for leave to amend its complaint in the Oklahoma Bankruptcy Court to allege additional claims for liquidated and actual damages in excess of $22,900,000 in connection with the Hallwood Energy Companies’ alleged breach of the drilling contracts, as well as unspecified damages for tortious interference with contracts and business relations, defamation and business disparagement. The Hallwood Energy Companies opposed Eagle Drilling’s motion insofar as Eagle Drilling sought to add the $22,900,000 breach of contract/liquidated damages claims. The Oklahoma Bankruptcy Court has not yet ruled on Eagle Drilling’s motion to amend its complaint.

As a result of Eagle Drilling’s attempt to sue on the same claims asserted by Eagle Domestic in the Eagle Domestic Action, upon the motions of Eagle Domestic and the Hallwood Energy Companies, the Texas Bankruptcy Court issued an order on September 24, 2008 wherein it held that the claims for liquidated damages arising from the alleged breach of the drilling contracts did not belong to Eagle Drilling, but rather to Eagle Domestic, and barred Eagle Drilling from prosecuting any claims against the Hallwood Energy Companies where the basis of the claim was that the drilling contracts were terminated prior to Eagle Drilling’s assignment of the contracts to Eagle Domestic on August 25, 2006 or that the Hallwood Energy Companies owed money for any accounts receivable created after August 25, 2006. Eagle Drilling has appealed the Texas Bankruptcy Court’s order.

Eagle Drilling has filed motions to vacate the agreed order that consolidated the Hallwood Energy Action and the Eagle Drilling Action before the Oklahoma Bankruptcy Court, to remand those actions back to the state courts in which they were originally filed, and to dismiss the Eagle Drilling bankruptcy proceeding. The Hallwood Energy

Companies have objected to these motions and filed a motion to convert the Eagle Drilling bankruptcy proceeding to a chapter 7 proceeding, or alternatively, to appoint a chapter 11 trustee.

On September 19, 2008, the expert appointed in the Oklahoma Bankruptcy Court filed a report and identified potential avoidable transfers made by the Eagle Drilling to its insiders and affiliates. On November 7, 2008, the expert issued a supplemental report wherein he reported that Eagle Drilling has no claim against the Hallwood Energy Companies for termination of the drilling contracts based on the Texas Bankruptcy Court’s order. The expert also stated the potentially avoidable transactions should be further investigated by means of a fraudulent transfer action filed by Eagle Drilling or, if Eagle Drilling refuses to do so, by an independent third party. Finally, the expert reported that he did not believe Eagle Drilling, as the debtor in possession, had been acting in the best interests of the debtor and its creditors.

On December 3, 2008, the Oklahoma Bankruptcy Court conducted a hearing on Eagle Drilling’s motion to dismiss and the Hallwood Energy Companies’ motion to convert. Prior to the conclusion of the hearings, the Hallwood Energy Companies and Eagle Drilling announced a settlement to the Court on December 4, 2008, wherein Eagle Drilling and the Hallwood Energy Companies, together with their affiliates, principals and numerous related parties, mutually released all claims they had against each other and agreed to dismiss the pending actions in the Oklahoma Bankruptcy Court. Eagle Drilling also agreed to dismiss its appeal of the Texas Bankruptcy Court order. The parties have been attempting to memorialize the settlement in a written agreement, but the terms announced to the Court are binding on the parties. Due in part to the inability to reach an agreement with Eagle Drilling on a written document, the Hallwood Energy Companies filed a motion for an order approving compromise of the controversy pursuant to Bankruptcy Rule 9019 and enforcing settlement. No hearing on the Hallwood Energy Companies’ motion has been scheduled.

Hallwood Energy and Hallwood Petroleum are currently unable to determine the impact that the above-referenced bankruptcy cases and associated litigation may have on its results of operations or its financial position.

On October 27, 2008, Cimarex Energy Co. filed Cimarex Energy Co. v. Hallwood Energy, L.P. in the 298th Judicial District Court in Dallas County, Texas. Cimarex contends that Hallwood Energy has failed to pay approximately $3.7 million purportedly due under a Participation Agreement between parties related to the Boudreaux #1 Well in Lafayette Parish, Louisiana. Hallwood Energy intends to vigorously defend the claim, which is scheduled for trial on September 28, 2009.

The following table reflects the status of Hallwood Energy’s oil and gas investments as of March 1, 2009:

	Central and
	Eastern	South	West
Description	Arkansas	Louisiana	Texas(a)	Total

Principal focus	Fayetteville Shale and Penn Sand	Salt Dome	Barnett and Woodford Shale
Initial funding	3rd Quarter 2005	1st Quarter 2004	3rd Quarter 2004
Company investment				$75,401,000(b)
Company ownership percentage(c)				23%/18%
Net acres held(d)	186,000	(e)	13,000
Operator	Hallwood Energy/ others	Hallwood Energy	Chesapeake/ Hallwood Energy
Well type:(f)
Horizontal/directional	42	6	5	53
Vertical	31	—	4	35
Well status:
Producing	41	—	5	46
Drilling	1	—	1	2
Successful/waiting pipeline	—	—	—	—
Evaluating/completing	10	—	3	13
Unsuccessful	21	6	—	27
Net production (Mcf/day)	6,524	—	1,027	7,551

a)	Hallwood Energy owns an approximate 32% working interest in the Chesapeake owned properties. Hallwood Energy owns an approximate 66% working interest in certain wells operated/drilled by Hallwood Energy.

b)	Represents $40,960,000 in 2005, $9,428,000 in 2006, $11,093,000 in 2007 and $13,920,000 in 2008, respectively.

c)	Before and after consideration of profit interests held by management of Hallwood Energy.

d)	Net acres held is the sum of the total number of acres in which Hallwood Energy owns a working interest multiplied by Hallwood Energy’s fractional working interest.

e)	Hallwood Energy holds leases on approximately 60 acres. Farmouts are being sought for the remaining prospects.

f)	Hallwood Energy also participates in non-operated wells in Arkansas and Louisiana. All wells are natural gas wells. Represents the gross number of wells in which Hallwood Energy holds a working interest, including co-owner operated wells in which Hallwood Energy has a minority interest.

A description of activities in each area is provided below. Forward looking information is from current estimates by the management of Hallwood Energy, based on existing and anticipated conditions and assumes that Hallwood Energy is successful in reorganizing in a Chapter 11 reorganization plan and securing additional capital as discussed below.

Central and Eastern Arkansas

Hallwood Energy is reviewing its properties in Arkansas in light of the results to date and current economic conditions, including prices received. Although a majority of the gross number of wells in which Hallwood Energy participated in Arkansas have been productive, these productive wells are generally those that have been operated by third parties in which Hallwood Energy has a minority interest. The Hallwood Energy operated wells in the

Fayetteville Shale are not currently economic. The Penn Sand wells drilled to date have been successful and Hallwood Energy is assessing/identifying additional locations.

South Louisiana

Hallwood Energy does not intend to expend additional amounts to further explore this area, and is seeking potential partners that would farm in or otherwise participate in the remaining prospects in the area.

West Texas

A total of nine wells have been drilled, two of which are operated by Hallwood Energy. Five of these wells are currently producing and selling gas and two wells are waiting on completion or pipeline. One of the Chesapeake operated wells is in the process of being converted into a saltwater disposal well.

Liquidity and Capital Resources

General.  The Company principally operates in the textile products and energy business segments. The Company’s cash position decreased by $1,244,000 during 2008 to $6,016,000 as of December 31, 2008. The principal sources of cash in 2008 were $34,760,000 provided by operations. The principal uses of cash in 2008 were $13,920,000 for investments in Hallwood Energy, $12,034,000 for dividends on common stock, $3,207,000 for investments in property, plant and equipment principally at Brookwood and $6,928,000 for repayment of bank borrowings.

Textiles.  The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the military, consumer, industrial and medical markets. Brookwood maintains a $25,000,000 (increased in December 2007 from $22,000,000) working capital revolving credit facility and a $3,000,000 equipment facility with Key Bank. The facilities have a maturity of January 2010. At December 31, 2008, Brookwood had $14,589,000 of unused borrowing capacity on its working capital revolving credit facility and $2,973,000 on its equipment facility.

Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval. Brookwood continues to monitor its factors and the effect the current economic crisis may have upon their ability to fulfill their obligations to Brookwood in a timely manner. The financial markets inability to determine the extent and longevity of the current economic downturn may have an effect upon Brookwood’s factors that cannot be determined at this time. As of March 1, 2009, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

In the years ended December 31, 2008, 2007 and 2006, Brookwood paid cash dividends to the Company of $9,300,000, $6,000,000 and $6,000,000, respectively. In addition, Brookwood made payments to the Company of $7,341,000, $1,591,000 and $738,000, respectively, under its tax sharing agreement. In the 2009 first quarter, Brookwood made dividend and tax sharing payments of $1,500,000 and $1,702,000, respectively. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued profitability and compliance with the covenants contained in the revolving credit facility. Brookwood’s total debt to total tangible net worth ratio of 0.87 at December 31, 2008 was reduced from 1.32 at December 31, 2007, principally due to its profitable operations during 2008 and was substantially below the maximum allowable ratio of 1.50. There were no significant additional capital requirements as of December 31, 2008.

Energy.  During 2008, 2007 and 2006, the Company invested $13,920,000, $11,093,000 and $9,427,000 (including a non-cash contribution of $452,000), respectively, in Hallwood Energy, as part of a total investment in Hallwood Energy of $75,401,000.

Hallwood Energy was not in compliance with the Senior Secured Credit Facility as of December 31, 2007 in regards to meeting the current ratio test of 1:1. A second default event related to a commitment agreement by three of Hallwood Energy’s partners to fund $15,000,000 by November 1, 2007 that was only partially funded. The lender waived these defaults in January 2008 and amended the loan agreement for the Senior Secured Credit Facility, which established the next current ratio test at April 30, 2008. Hallwood Energy was not in compliance with the required current and proved collateral coverage ratios as of and subsequent to December 31, 2008.

To the extent Hallwood Energy was not in default by virtue of pre-March 1, 2009 events, the bankruptcy filing on March 1, 2009 constituted a default under the terms of the Senior Credit Facility and the Junior Credit Facility and the terms of the forbearance agreement provided that it was terminated upon the filing. However, under the automatic stay provisions of the Bankruptcy Code, Hallwood Energy’s Lender has not been able to foreclose on its collateral.

Hallwood Energy Bankruptcy Filing.  On March 1, 2009, Hallwood Energy, L.P., HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., etal Case No. 09-31253. The Company is only an investor in and creditor of Hallwood Energy. The bankruptcy filing does not include the Company or any other of its assets.

Hallwood Energy is seeking to develop a plan of reorganization under Chapter 11 of the Bankruptcy Code. However, Hallwood Energy has not yet proposed a plan and there is no assurance that a plan can be developed, approved or successfully implemented or that existing investors in Hallwood Energy will have any continuing interest in the reorganized entity. Accordingly, the extent or value of the company’s continuing interest in Hallwood Energy, if any, is uncertain.

Company’s Future Liquidity.  The Company’s ability to generate cash flow from operations will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be effected by prevailing economic conditions. Many of these factors are beyond the Company’s control. Considering its current cash position, and its anticipated cash flow from continuing operations, the Company believes it has sufficient funds to meet its liquidity needs.

Contractual Obligations and Commercial Commitments

The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of December 31, 2008 (in thousands):

	Payments Due During the Years Ending December 31,
	2009	2010	2011		2012	2013	Thereafter	Total

Contractual Obligations
Long term debt	$27	$10,411	$		$—	$—	$—	$10,438
Redeemable preferred stock	—	1,000		—	—	—	—	1,000
Operating leases	991	638		351	364	364	939	3,647

Total	$1,018	$12,049		$351	$364	$364	$939	$15,085

Interest costs associated with the Company’s debt, which bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the contractual repayment of the term loan debt at its maturity date and a renewal of the revolving credit facilities at their loan balances as of December 31, 2008, are $239,000, for each of the years ending December 31, 2009 through December 31, 2013, respectively.

Employment Contracts.  The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood.  In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($13,500,000 at December 31, 2008). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.

Hallwood Energy.  The Company’s Hallwood Energy affiliate had various contractual obligations and commercial commitments in the total amount of $134,665,000 at December 31, 2008. Such obligations and commitments included $115,000,000 for long-term debt, $38,139,000 for convertible debt, $19,641,000 for interest and $24,000 for operating leases.

Financial Covenants

Brookwood.  The principal ratios required to be maintained under Brookwood’s Working Capital Revolving Credit Facility as of December 31, 2008 and the end of the interim quarters are provided below:

		Quarters Ended in 2008
Description	Requirement	December 31,	September 30,	June 30,	March 31,

Total debt to tangible net worth	must be less than ratio of 1.50	0.87	1.00	1.13	1.31
Net income	must exceed $1	Yes	Yes	Yes	Yes

Brookwood was in compliance with its principal loan covenants under the Working Capital Revolving Credit Facility as of December 31, 2008 and 2007 and for all interim periods during 2008 and 2007, although a waiver regarding a pro forma (inclusive of projected dividend) total debt to tangible net worth ratio for the 2007 third quarter was granted to allow a $1,500,000 dividend payment in November 2007 and an amendment to the Working Capital Revolving Credit Facility was entered into in June 2008 to allow a $4,800,000 dividend payment in June 2008, which restricted calendar 2008 total dividends from Brookwood to $9,300,000.

Cash dividends and tax sharing payments are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement. The restricted net assets of Brookwood subject to this payment limitation were $32,754,000 and $29,180,000 at December 31, 2008 and 2007, respectively.

Hallwood Energy.  The principal ratios and covenants required to be maintained by Hallwood Energy under its Senior Secured Credit Facility, as amended in June 2008, are provided below:

•	General and administrative costs, excluding certain legal fees, can not exceed $1,700,000 for any quarter, beginning the earlier of the end of the first fiscal quarter after completion or termination of FEI’s funding obligations under the farmout agreement or June 30, 2009

•	Current ratio must exceed 1:1 each quarter, beginning June 30, 2007

•	Proved collateral coverage ratio (including cash) must exceed 0.75 to 1.00, beginning September 30, 2008 and increases over time

In January 2008, Hallwood Energy entered into the Junior Credit Facility and borrowed the full $15,000,000 available under the facility. The Junior Credit Facility contains various financial covenants materially consistent with the Senior Secured Credit Facility.

Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy. Hallwood Energy’s Lender was permitted to demand that Hallwood Energy prepay the outstanding loan, including the make-whole provision, in the event of a defined change of control, qualified sale or event of default, including a material adverse event.

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

Hallwood Energy was not in compliance with the general and administrative expense covenant at March 31, 2008 and the current ratio covenant as of April 30, 2008 required by the Senior Secured Credit Facility and Junior Credit Facility and had entered into discussions with Hallwood Energy’s Lender to waive the current default and amend by extending this covenant test into a future period. Hallwood Energy entered into an amendment of the facilities with Hallwood Energy’s Lender in June 2008 to waive the defaults and amend various covenants.

At September 30, 2008 and December 31, 2008, Hallwood Energy was not in compliance with the proved collateral coverage ratio under the Senior Credit Facility and the Junior Credit Facility. Accordingly, the interest rate under those facilities is now the defined LIBOR rate plus 14.75% per annum. However, pursuant to the forbearance agreement described below, Hallwood Energy’s Lender agreed not to exercise its other remedies under the facilities until at least 91 days after the termination of the farmout agreement.

To the extent Hallwood Energy was not in default by virtue of pre-March 1, 2009 events, the bankruptcy filing on March 1, 2009 constituted a default under the terms of the Senior Credit Facility and the Junior Credit Facility and the terms of the forbearance agreement provided that it was terminated upon the filing. However, under the automatic stay provisions of the Bankruptcy Code, Hallwood Energy’s Lender has not been able to foreclose on its collateral.

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

The Emerging Issues Task Force (“EITF”) of the FASB has ratified EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”) in June 2007. In a stock-based compensation arrangement, employees may be entitled to dividends during the vesting period for nonvested shares or share units and until the exercise date for stock options. These dividend payments generally can be treated as a deductible compensation expense for income tax purposes, thereby generating an income tax benefit for the employer. At issue was how such a realized benefit should be recognized in the financial statements. The EITF has reached a conclusion that an entity should recognize the realized tax benefit as an increase in additional paid-in capital (“APIC”) and that the amount recognized in APIC should be included in the pool of excess tax benefits available to absorb tax deficiencies on stock-based payment awards. EITF 06-11 will be effective prospectively for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2008. The adoption of EITF 06-11 did not have a material impact on the Company’s financial statements.

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

Inflation

Inflation did not have a significant impact on the Company in the three years ended December 31, 2008, and is not anticipated to have a material impact in 2009.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

Management, including the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors,” and “Procedures for Director Nominations” and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission. Additional information concerning the executive officers of the Company is included under ‘Item 1. Business — Executive Officers of the Company.”

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

The following table provides information as of December 31, 2008 about the Company’s Common Stock that may be issued upon the exercise of options granted pursuant to the 1995 Stock Option Plan, as amended:

Equity Compensation Plan Information
Number of securities available
	Number of securities to	Weighted-average	for future issuance under
	be issued upon exercise	exercise price of	equity compensations plans,
	of outstanding options,	outstanding options,	excluding securities reflected
Plan category	warrants and rights(1)	warrants and rights	in first column(2)

Equity compensation plans approved by stockholders	—	—	—
Equity compensation plans not approved by stockholders	—	—	—

(1)	The number of shares is subject to adjustment for changes resulting from stock dividends, stock splits, recapitalizations and similar events. The Board of Directors in its discretion may make adjustments, as appropriate, in connection with any transaction.

(2)	The 1995 Stock Option Plan terminated on June 27, 2005. No options are outstanding and no new options can be issued.

Information regarding ownership of certain of the Company’s outstanding securities is contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”, and such information is incorporated herein by reference. Information regarding equity compensation plans are contained in the Proxy Statement under the heading ‘‘Executive Compensation”.

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

Information concerning principal accounting fees and services is contained in the Proxy Statement under the heading ‘‘Audit Fees and Pre-Approval Policy” and such information is incorporated herein by reference.

PART IV

Item 15.	Financial Statements, Financial Statement Schedules and Exhibits

Reference is made to the “Index to Financial Statements and Schedules” appearing after the signature page hereof.

1. Financial Statements.

Included in Part II, Item 8 of this report are the following

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2008 and 2007

Consolidated Statements of Operations, Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income (Loss), Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2006, 2007 and 2008

Consolidated Statements of Cash Flows, Years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

I. Condensed Financial Information of Registrant (Parent Company)

II. Valuation and Qualifying Accounts and Reserves

All other schedules are omitted since the required information is not applicable or is included in the consolidated financial statements or related notes.

3. Exhibits.

(a) Exhibits.

3.1		—	Second Restated Certificate of Incorporation of The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement, filed on October 26, 1995 File No. 33-63709.

3.2		—	Amendment to Second Restated Certificate of Incorporation of The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed on May 14, 2004, File No. 1-8303.

3.3		—	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 1997, File No. 1-8303.

3.4		—	Amendment to the Amended and Restated Bylaws of the Company, dated November 14, 2007, to permit the Company’s shares of stock to be uncertificated, filed herewith.

*10	.1	—	Employment Agreement, dated January 1, 1994, between the Company and Melvin John Melle, is incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.

10.2		—	Tax Sharing Agreement, dated as of March 15, 1989, between the Company and Brookwood Companies Incorporated is incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended July 31, 1989, File No. 1-8303.

*10	.3	—	Amended Tax-Favored Savings Plan Agreement of the Company, effective as of February 1, 1992, is incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

*10	.4	—	Hallwood Special Bonus Agreement, dated as of August 1, 1993, between the Company and all members of its control group that now, or hereafter, participate in the Hallwood Tax Favored Savings Plan and its related trust, and those employees who, during the plan year of reference are highly-compensated employees of the Company, is incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.

*10	.5	—	Financial Consulting Agreement, dated as of December 31, 1996, between the Company and Hallwood Investments Limited, formerly HSC Financial Corporation, is incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 1996, File No. 1-8303.

*10	.6	—	Amendment to Financial Consulting Agreement, dated as of May 16, 2001, between the Company and Hallwood Investments Limited is incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 1-8303.

*10	.7	—	Amendment to Financial Consulting Agreement, dated as of January 1, 2000, between the Company and Hallwood Investments Limited, is incorporated herein by refinance to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2000, File No. 1-8303.

10.8		—	Promissory Note and Security Agreement regarding equipment term loan in the amount of $541,976.24, dated as of February 25, 2002, between Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile, Inc., and Land Ocean III, Inc. and Key Leasing, a division of Key Corporate Capital, Inc., Libor plus 325 basis points-floating, due February 25, 2007, is incorporated herein by reference to exhibit 10.20 to the Company’s Form 10-Q for the quarter ended March 31, 2002, File No. 1-8303.

10.9		—	Promissory Note and Security Agreement regarding equipment term loan in the amount of $298,018, dated as of December 20, 2002, between Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile, Inc., Land Ocean III, Inc. and Strategic Technical Alliance LLC and Key Leasing, a division of Key Corporate Capital, Inc., fixed interest - 4.67%, due December 20, 2007, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 1-8303.

10.10		—	Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of January 30, 2004, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.

*10	.11	—	Amendment to Financial Consulting Agreement, dated March 10, 2004, by and between the Company and Hallwood Investments Limited, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.

*10	.12	—	Compensation Letter, dated May 11, 1998, between Brookwood Companies Incorporated and Amber M. Brookman is incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-8303.

*10	.13	—	Amended 1995 Stock Option Plan for The Hallwood Group Incorporated is incorporated by reference to Annex B of the Company’s Proxy Statement, as filed on April 18, 2001, File No. 1-8303.

*10	.14	—	Form of Stock Option Agreement to 1995 Stock Option Plan for The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 1-8303.

*10	.15	—	Amendment to Financial Consulting Agreement, dated March 9, 2005, by and between the Company and Hallwood Investments Limited, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 1-8303.

10.16		—	First Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2005, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarter ended March 31, 2005, File No. 1-8303.

*10	.17	—	The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated and Unit Agreement under the Plan between Amber M. Brookman and the Company, is incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company’s Form 8-K dated January 17, 2006, File No. 1-8303.

10.18		—	Limited Partnership Agreement of Hallwood Energy 4, L.P., a Delaware Limited Partnership, dated as of August 23, 2005; Memorandum of Amendment Changing the Name of Hallwood Energy 4, L.P. to Hallwood Energy, L.P., effective immediately before midnight on December 31, 2005; and Amendment to Limited Partnership Agreement of Hallwood Energy, L.P. dated as of December 31, 2005, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2005, File No. 1-8303.

10.19		—	Second Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2006, by and among Key Bank National Association, Brookwood Companies Incorporated and certain Subsidiaries, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2005, File No. 1-8303.

10.20		—	Third Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of December 12, 2007, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 1-8303

*10	.21	—	Change in compensation payable to Amber Brookman is incorporated herein by reference to Item 5.02 to the Company’s Form 8-K dated March 15, 2007, File No. 1-8303.

*10	.22	—	First Amendment to The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated, dated June 19, 2007, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q for the period ended June 30, 2007, File No. 1-8303.

10.23		—	Third Amendment to Limited Partnership Agreement of Hallwood Energy, L.P., dated as of May 24, 2007, is incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 1-8303

10.24		—	Fourth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of May 30, 2008, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the period ended June 30, 2008, File No. 1-8303.

10.25		—	Equity Support Agreement, dated as of June 9, 2008, by and between The Hallwood Group Incorporated and Hallwood Energy, L.P., is incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the period ended June 30, 2008, File No. 1-8303.

21	—	Active subsidiaries of the Registrant as of February 28, 2009, filed herewith.

31.1	—	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

31.2	—	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Constitutes a compensation plan or agreement for executive officers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

By:	/s/ Richard Kelley
Richard Kelley
Vice President — Finance
(Principal Financial and Accounting Officer)

Dated: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 15th day of April 2009.

/s/ Richard Kelley (Richard Kelley)	Vice President — Finance (Principal Financial and Accounting Officer)

/s/ Anthony J. Gumbiner (Anthony J. Gumbiner)	Director and Chairman of the Board (Principal Executive Officer)

/s/ Charles A. Crocco, Jr. (Charles A. Crocco, Jr.)	Director

/s/ M. Garrett Smith (M. Garrett Smith)	Director

All other schedules are omitted since the required information is not applicable or is included in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Hallwood Group Incorporated
Dallas, Texas

We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Dallas, Texas
April 15, 2009

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$6,016	$7,260
Accounts receivable, net
Due from factors	15,385	20,340
Trade and other	6,338	5,521
Related parties	32	249
Inventories, net	21,774	25,028
Deferred income tax, net	3,097	971
Prepaids, deposits and other assets	728	928
Federal income tax receivable	—	12,239

	53,370	72,536
Noncurrent Assets
Investments in Hallwood Energy, net	—	—
Property, plant and equipment, net	15,145	14,443
Deferred income tax, net	721	3,629
Other assets	159	137

	16,025	18,209

Total Assets	$69,395	$90,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,658	$13,602
Payable — additional investment in Hallwood Energy	3,201	5,000
Accrued expenses and other current liabilities	5,594	4,952
State and foreign income taxes payable	243	13
Current portion of loans payable	27	158

	19,723	23,725
Noncurrent Liabilities
Long term portion of loans payable	10,411	17,208
Redeemable preferred stock	1,000	1,000

	11,411	18,208

Total Liabilities	31,134	41,933

Contingencies and Commitments (Note 16)

Stockholders’ Equity
Common stock, $0.10 par value; authorized 10,000,000 shares; issued 2,396,105 shares for both periods; outstanding 1,525,166 and 1,520,666 shares, respectively	240	240
Additional paid-in capital	51,425	56,469
Retained earnings	—	5,576
Treasury stock, 870,939 and 875,439 shares, respectively; at cost	(13,404)	(13,473)

Total Stockholders’ Equity	38,261	48,812

Total Liabilities and Stockholders’ Equity	$69,395	$90,745

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

Revenues
Textile products sales	$162,237	$132,497	$112,154
Expenses
Textile products cost of sales	123,795	104,918	93,134
Administrative and selling expenses	22,675	20,329	18,248

	146,470	125,247	111,382

Operating income	15,767	7,250	772
Other Income (Loss)
Investments in Hallwood Energy
Equity loss	(12,120)	(55,957)	(10,418)
Interest income	—	92	—
Interest expense	(688)	(1,146)	(616)
Interest and other income	144	307	566
Loss from disposition of investment in former energy affiliate	—	—	(17)

	(12,664)	(56,704)	(10,485)

Income (loss) before income taxes	3,103	(49,454)	(9,713)
Income tax expense (benefit)	1,705	(16,629)	(2,988)

Net Income (Loss)	$1,398	$(32,825)	$(6,725)

Net Income (Loss) Per Common Share
Basic	$0.92	$(21.61)	$(4.44)

Diluted	$0.92	$(21.61)	$(4.44)

Weighted Average Shares Outstanding
Basic	1,521	1,519	1,514

Diluted	1,525	1,519	1,514

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Net Income (Loss)	$1,398	$(32,825)	$(6,725)
Other Comprehensive Income (Loss)
Unrealized increase in fair value of marketable securities	—	(55)	55

Comprehensive Income (Loss)	$1,398	$(32,880)	$(6,670)

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2007 and 2008
(Amounts in thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Shares	Cost	Equity

Balance, January 1, 2006	2,396	$240	$56,258	$45,126	$—	885	$(13,181)	$88,443
Net loss				(6,725)				(6,725)
Reissuance of treasury shares from exercise of stock options and related income tax effect			193			(5)	73	266
Purchase of common stock for treasury						1	(73)	(73)
Unrealized increase in fair value of marketable securities					55			55

Balance, December 31, 2006	2,396	240	56,451	38,401	55	881	(13,181)	81,966
Net loss				(32,825)				(32,825)
Reissuance of treasury shares from exercise of stock options and related income tax effect			18			(10)	147	165
Purchase of common stock for treasury						4	(439)	(439)
Previously realized increase in fair value of marketable securities sold during the period					(55)			(55)

Balance, December 31, 2007	2,396	240	56,469	5,576	—	875	(13,473)	48,812
Net income				1,398				1,398
Cash dividends on common stock			(5,083)	(6,951)				(12,034)
Reissuance of treasury shares from exercise of stock options and related income tax effect			39	(23)		(4)	69	85

Balance, December 31, 2008	2,396	$240	$51,425	$—	$—	871	$(13,404)	$38,261

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,398	$(32,825)	$(6,725)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity loss from investments in Hallwood Energy	12,120	55,957	10,418
Depreciation and amortization	2,291	2,129	1,864
Deferred tax expense (benefit)	782	(2,945)	(1,041)
Provision for obsolete inventory	322	(109)	283
Excess tax benefits from share-based payment arrangements	(39)	—	(187)
Proceeds from sale of marketable securities	—	148	—
(Income) loss from investments in marketable securities	—	(74)	—
Gain from sale of investment in former energy affiliate	—	—	17
Changes in assets and liabilities:
Increase (decrease) in income taxes receivable/payable	12,550	(8,247)	(2,560)
(Increase) decrease in inventories	2,932	(7,626)	(697)
(Increase) decrease in accounts receivable	4,355	(6,326)	(651)
Increase (decrease) in accounts payable	(2,729)	2,750	3,055
Increase (decrease) in accrued expenses and other current liabilities	642	1,735	(1,631)
Increase (decrease) in other assets and liabilities	136	(110)	160

Net cash provided by operating activities	34,760	4,457	2,305
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Hallwood Energy	(13,920)	(11,093)	(8,975)
Investments in property, plant and equipment, net	(3,207)	(2,358)	(4,197)

Net cash (used in) investing activities	(17,127)	(13,451)	(13,172)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends on common stock	(12,034)	—	—
Proceeds from (repayment of) revolving credit facilities, net	(6,770)	6,749	4,432
Repayment of other bank borrowings and loans payable	(158)	(275)	(352)
Proceeds from exercise of stock options	46	165	79
Excess tax benefits from share-based payment arrangements	39	—	187
Purchase of common stock for treasury	—	(439)	(73)

Net cash provided by (used in) financing activities	(18,877)	6,200	4,273

(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,244)	(2,794)	(6,594)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,260	10,054	16,648

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,016	$7,260	$10,054

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization and Significant Accounting Policies

The Hallwood Group Incorporated (“Hallwood” or the “Company”) (NYSE Amex: HWG), a Delaware corporation, is a holding company that currently operates in the textile products and energy business segments.

Textile Products.  Textile products operations are conducted through the Company’s wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

Brookwood principally operates as a converter, finisher and laminator in the textile industry, purchasing fabric from mills that is produced at its own plants, located in Rhode Island and Connecticut, or by contracting with independent finishers. Upon completion of the finishing process, the fabric is sold to customers. Brookwood is one of the largest coaters of woven nylons in the United States of America. Brookwood is known for its extensive, in-house expertise in high-tech fabric development and is a major supplier of specialty fabric to U.S. military contractors. Brookwood produces fabrics that meet standards and specifications set by both government and private industry, which are used by military, consumer and industrial customers. Brookwood has three principal subsidiaries: Kenyon Industries Inc., Brookwood Laminating Inc. and Strategic Technical Alliance, LLC.

Textile products accounted for all of the Company’s operating revenues in the three years ended December 31, 2008.

Energy.  During the three years ended December 31, 2008, the Company’s investment in the energy segment was through Hallwood Energy, L.P. (“Hallwood Energy”). Hallwood Energy is a privately held independent oil and gas limited partnership and operates as an upstream energy company engaging in the acquisition, development, exploration, production and sale of hydrocarbons, with a primary focus on natural gas assets. The Company accounts for the investment in Hallwood Energy using the equity method of accounting, recording its pro rata share of Hallwood Energy’s net income (loss), partner capital transactions and comprehensive income (loss).

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

The Company’s Brookwood subsidiary operates on a 5-4-4 accounting cycle with its months always ending on a Saturday for accounting purposes, while the parent company, The Hallwood Group Incorporated, operates on a traditional fiscal month accounting cycle. For purposes of the year-end financial statements, the Brookwood cycle ends on December 31, however quarterly interim financial statements may not correspond to the fiscal quarter-end. In such cases, the notes to the interim condensed financial statements contain certain disclosures regarding sales and expenses in the intervening periods.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has completed its evaluation and has determined that as of January 1, 2007 there were no significant uncertain tax positions requiring recognition in its consolidated financial statements. No additional reserves were required during the year ended or as of December 31, 2008. The evaluation was performed for the tax years ended December 31, 2005 through 2008, the tax years which remain subject to examination by major tax jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event the Company incurs interest and/or penalties, they will be classified in the financial statements as interest expense or administrative and selling expense, respectively.

Inventories

Inventories are valued at the lower of cost (first-in, first-out or specific identification method) or market. The valuation of inventory requires the use of estimates regarding the amount of inventory and the prices at which it will be sold. The valuation includes an obsolescence and price reserve for excess and slow moving inventory that considers a variety of factors, such as the Company’s historical loss experience, changes in products, changes in customer demand and general economic conditions.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Marketable Securities

Marketable securities classified as ‘‘trading” are carried at fair value on the balance sheet. Unrealized gains and losses are included in operations. Marketable securities classified as “available for sale” are carried at fair value on the balance sheet. Unrealized gains and losses are included in a separate component of stockholders equity entitled “Accumulated Other Comprehensive Income”. Unrealized losses are included in operations if the decline in value is determined to be “other than temporary”.

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

Derivatives

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 — ‘‘Accounting for Derivative Instruments and Hedging Activities” (‘‘SFAS No. 133”). The Company does not directly have any derivative instruments, however, Hallwood Energy has such instruments. Accordingly, the Company recorded its proportional share of any impact of these instruments in accordance with the equity method of accounting.

Hallwood Energy has make-whole provisions contained within its former and current debt facilities. The make-whole fees are recorded at estimated fair value on Hallwood Energy’s balance sheet and changes in their fair value are recorded in interest expense in Hallwood Energy’s statement of operations.

Per Common Share Calculations

Basic income (loss) per common share was computed by dividing net income (loss) by the weighted average shares outstanding. Diluted income (loss) per common share was computed by dividing net income (loss) by the weighted average of shares and potential shares outstanding. Stock options are considered to be potential common shares. The number of potential common shares from assumed exercise of options is computed using the ‘‘treasury stock method”.

New Accounting Pronouncements

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

The Emerging Issues Task Force (“EITF”) of the FASB has ratified EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”) in June 2007. In a stock-based compensation arrangement, employees may be entitled to dividends during the vesting period for nonvested shares or share units and until the exercise date for stock options. These dividend payments generally can be treated as a deductible compensation expense for income tax purposes, thereby generating an income tax benefit for the employer. At issue was how such a realized benefit should be recognized in the financial statements. The EITF has reached a conclusion that an entity should recognize the realized tax benefit as an increase in additional paid-in capital (“APIC”) and that the amount recognized in APIC should be included in the pool of excess tax benefits available to absorb tax deficiencies on stock-based payment awards. EITF 06-11 will be effective prospectively for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2008. The adoption of EITF 06-11 did not have a material impact on the Company’s financial statements.

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

Note 2 —	Cash and Cash Equivalents

Cash and cash equivalents as of the balance sheet dates were as follows (in thousands):

	December 31,
	2008	2007

Cash	$237	$328
Cash equivalents	5,779	6,932

Total	$6,016	$7,260

Cash equivalents consisted of money market funds (consisting of AAA rated institutional commercial paper), and interest-bearing demand deposits.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Inventories

Inventories as of the balance sheet dates were as follows (in thousands):

	December 31,
	2008	2007

Raw materials	$6,215	$8,084
Work in progress	6,427	8,218
Finished goods	10,203	9,475

	22,845	25,777
Less: Obsolescence reserve	(1,071)	(749)

Total	$21,774	$25,028

Note 4 —	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2008	2007

Machinery and equipment	$21,654	$21,150
Buildings and improvements	6,357	5,678
Office furniture and equipment	4,257	3,961
Construction in progress	1,825	1,666
Leasehold improvements	1,230	871
Land	594	594

	35,917	33,920
Less: Accumulated depreciation	(20,772)	(19,477)

Total	$15,145	$14,443

During 2008 and 2007, Brookwood wrote off $997,000 and $1,356,000, respectively, of fully depreciated assets.

Depreciation expense for the three years ended December 31, 2008 was $2,281,000, $2,129,000 and $1,864,000, respectively.

Note 5 —	Operations of Brookwood Companies Incorporated

Receivables.  Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval. Commissions paid to factors were approximately $733,000, $599,000 and $478,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Factored receivables were $15,385,000 and $20,340,000 at December 31, 2008 and 2007, which were net of a returned goods dilution allowance of $149,000 and $91,000, respectively.

Brookwood continues to monitor its factors and the effect the current economic crisis may have upon their ability to fulfill their obligations to Brookwood in a timely manner. The financial markets’ inability to determine the extent and longevity of the current economic downturn may have an effect upon Brookwood’s factors that cannot be determined at this time. As of March 1, 2009, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trade receivables were $6,158,000 and $5,157,000 at December 31, 2008 and 2007, which were net of an allowance for doubtful accounts of $59,000 and $52,000, respectively.

Sales Concentration.  Brookwood has several customers who have accounted for more than 10% of Brookwood’s sales in one or more of the three years ended December 31, 2008. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in each of the three years ended December 31, 2008. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $47,310,000, $40,844,000 and $31,300,000 in 2008, 2007 and 2006, respectively, which represented 29.2%, 30.8% and 27.9% of Brookwood’s sales. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2008 and 2006. Its relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $18,436,000, $8,971,000 and $12,609,000 in 2008, 2007 and 2006, respectively, which represented 11.4%, 6.8% and 11.2% of Brookwood’s sales. Sales to another customer accounted for slightly more than 10% of sales for 2008 only. Brookwood’s relationship with the customer is ongoing. Sales to that customer, which are also included in military sales, were $16,752,000 in 2008, which represented 10.3% of Brookwood’s sales.

Military sales accounted for $101,813,000, $70,006,000 and $53,885,000 in 2008, 2007 and 2006, respectively, which represented 62.8%, 52.8% and 48.0% of Brookwood’s sales.

Research and Development.  Research and development expenses were approximately $862,000 in 2008, $605,000 in 2007 and $594,000 in 2006.

Stockholders’ Equity.  The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At December 31, 2008, there were no cumulative unpaid dividends on the preferred stock.

2005 Long-Term Incentive Plan for Brookwood.  In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($13,500,000 at December 31, 2008). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Investment in Hallwood Energy, L.P.

Investments in Hallwood Energy, L.P. as of the balance sheet dates were as follows (in thousands):

	As of December 31, 2008			Amount at Which		Equity Income (Loss) for the
	Percent of			Carried at December 31,		Years Ended December 31,
Description of Investment	Class Owned		Cost	2008	2007	2008	2007	2006

Hallwood Energy, L.P.
— Class A limited partner interest	25	(a)	$50,384	$—	$—	$—	$(39,861)	$(10,417)
— Class C limited partner interest	13	(b)	11,084	—	—	—	(11,084)	—
— General partner interest	50		13	—	—	—	(12)	(1)
— First Convertible Note	17		5,000	—	—	—	(5,000)	—
— Second Convertible Note
Cash investment	96		9,300	—	—	(8,920)	—	—
Less: portion invested by third parties			(380)	—	—	—	—	—
Commitment to invest additional funds			3,200	—	—	(3,200)	—	—

			$78,601	$—	$—	$(12,120)	$(55,957)	$(10,418)

(a)	18% after consideration of profit interests

(b)	convertible into a Class A limited partner interest

The Company accounts for the investment in Hallwood Energy using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions, as appropriate.

As a result of the bankruptcy filing by Hallwood Energy, the extent or value of the Company’s continuing interest in Hallwood Energy, if any, is uncertain. See section entitled “Bankruptcy Filing by Hallwood Energy”.

Hallwood Energy is a privately held independent oil and gas limited partnership and operates as an upstream energy company engaging in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. Hallwood Energy conducts its energy activities from its corporate office located in Dallas, Texas and production office in Searcy, Arkansas. Hallwood Energy’s results of operations are and will be largely dependent on a variety of factors, including, but not limited to fluctuations in natural gas prices; success of its drilling activities; the ability to transport and sell its natural gas; regional and national regulatory matters; the ability to secure, and price of, goods and services necessary to develop its oil and gas leases; the ability to raise additional capital; and the outcome of its bankruptcy case.

On March 1, 2009, Hallwood Energy, L.P., Hallwood Energy Management, LLC (the general partner of Hallwood Energy, “HEM”) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are being jointly administered and pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., etal Case No. 09-31253. For a further discussion of the bankruptcy case, refer to section below entitled Bankruptcy Filing by Hallwood Energy. The Company is only an investor in and creditor of Hallwood Energy. The bankruptcy filing does not include the Company or any other of its assets.

At December 31, 2008, Hallwood Energy’s management classified its energy investments into two identifiable geographical areas:

•	West Texas — the Barnett Shale and Woodford Shale formations,

•	Central and Eastern Arkansas — primary targets are the Fayetteville Shale and Penn Sand formations.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hallwood Energy determined in the 2008 third quarter that it would not expend additional amounts to further explore its South Louisiana projects on and around the LaPice Salt Dome. Hallwood Energy is seeking potential partners that would farm in or otherwise participate in the remaining prospects in the area.

Certain of the Company’s officers and directors are investors in Hallwood Energy. In addition, as members of management of Hallwood Energy, one director and officer and one officer of the Company hold a profit interest in Hallwood Energy.

During the year ended December 31, 2008, Hallwood Energy recorded impairments of oil and gas properties of $32,731,000 and reported a net loss of $60,941,000. During 2008, the Company recorded its share of the losses to the extent of its additional investments and investment commitments in Hallwood Energy in the amount of $12,120,000. The Company’s carrying value of its Hallwood Energy investment remained at zero at December 31, 2008.

During the year ended December 31, 2007, Hallwood Energy recorded impairments of oil and gas properties of $223,002,000. The Company recorded its proportionate share of such impairments through the equity method of accounting. Principally due to the recording of these impairments, the Company’s carrying value of its investment in Hallwood Energy at December 31, 2007 was reduced to zero.

During 2008, the Company invested $13,920,000 in Hallwood Energy in the form of convertible notes. The investment was comprised of: $5,000,000 in January 2008 (recorded as an obligation at December 31, 2007) in connection with Hallwood Energy’s $30,000,000 First Convertible Note agreement (discussed below); $2,961,000, $2,039,000 and $4,300,000 in May 2008, June 2008 and September 2008, respectively, pursuant to the Second Convertible Note and Equity Support Agreement in connection with the Talisman Energy Transaction (discussed below).

During 2007, the Company invested $11,093,000 in Hallwood Energy, of which $2,000 was invested in January 2007, $6,744,000 in April 2007, $2,501,000 in June 2007 and $1,846,000 in September 2007. At December 31, 2007, the Company recorded an additional investment of $5,000,000 with a corresponding obligation in the same amount. The obligation was satisfied by the investment of $5,000,000 on January 11, 2008, pursuant to the terms of the First Convertible Note agreement.

During 2006, the Company invested $9,427,000 in Hallwood Energy, of which $2,721,000 was invested in January 2006, $6,281,000 in November 2006 (including the contribution of a $452,000 receivable) and $425,000 in December 2006.

Equity Losses.  The Company’s proportionate share of Hallwood Energy’s calendar year 2007 loss would have reduced the carrying value of its investment in Hallwood Energy below zero. The general rule for recording equity losses ordinarily indicates that the investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses, unless the investor provides or commits to provide additional funds to the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee. Although no guarantee or commitment existed at December 31, 2007, the Company loaned $5,000,000 to Hallwood Energy in January 2008 in connection with Hallwood Energy’s $30,000,000 convertible note due January 21, 2011 to provide capital to continue regular ongoing operations. Accordingly, the Company recorded an additional equity loss in 2007 to the extent of the $5,000,000 loan, as the Company had not determined to what extent, if any, that it would advance additional funds to Hallwood Energy and the carrying value of its Hallwood Energy investment was reduced to zero at December 31, 2007.

In connection with the then ongoing efforts to complete the Talisman Energy Transaction (discussed below), the Company loaned Hallwood Energy $2,961,000 in May 2008. As a result of the completion of the Talisman Energy Transaction in June 2008, the Company entered into the Equity Support Agreement with Hallwood Energy which obligated the Company to contribute additional equity or debt capital of $2,039,000 at the completion date (for a total amount of $5,000,000) to Hallwood Energy and guarantee an additional amount of up to $7,500,000 in

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain circumstances, both of which were issued under the terms of the Second Convertible Note (discussed below). The Company loaned $4,300,000 to Hallwood Energy during September 2008 pursuant to the Equity Support Agreement. The Company’s additional investments and commitment to provide additional financial support, resulted in the recording of an equity loss in the year ended December 31, 2008 of $12,120,000, which included accumulated equity losses that had not been previously recorded, as the Company had reduced the carrying value of its investment to zero. The Company’s carrying value of its Hallwood Energy investment remained at zero at December 31, 2008.

The Company’s proportionate share of Hallwood Energy’s accumulated losses that have not been recognized as of December 31, 2008 is approximately $12,891,000, based upon its 25% Class A limited partner ownership percentage.

The following table sets forth summarized financial data of Hallwood Energy as of December 31, 2008 and 2007 and for the three years ended December 31, 2008 (in thousands):

	2008	2007	2006

Balance Sheet Data
Cash and cash equivalents	$18,706	$2,372
Oil and gas properties, net	86,347	107,248
Total assets	111,101	115,678
Notes payable (including make-whole fee)	155,849	101,990
Total liabilities	195,380	146,516
Partners’ capital (deficiency)	(84,280)	(30,838)
Statement of Operations Data
Revenues	$16,551	$4,761	$774
Expenses	59,866	251,031	36,626

Operating loss	(43,315)	(246,270)	(35,852)
Other Income (Expense)	(17,626)	(29,870)	(5,539)

Loss before income taxes	(60,941)	(276,140)	(41,391)
Income tax expense	—	273	—

Net Loss	$(60,941)	$(276,413)	$(41,391)

Equity Investments and Convertible Notes.  At December 31, 2008, there were three classes of limited partnership interests and two classes of convertible notes outstanding for Hallwood Energy:

•	Class C interests bear a 16% priority return which compounds monthly. The priority return will be accrued and become payable when, as and if declared by the general partner of Hallwood Energy. Hallwood Energy does not anticipate paying any distributions in the foreseeable future. All distributions of defined available cash and defined net proceeds from any sales or other disposition of all or substantially all of the then remaining assets of Hallwood Energy which is entered into in connection with, or which will result in, the liquidation of Hallwood Energy (the “Terminating Capital Transaction”) must first be used to reduce any unpaid Class C priority return and capital contributions to zero. Unpaid Class C priority return and capital contributions can be converted into Class A interests based on the ratio of Class C contributions to the sum of Class A contributions and the Class C limited partner’s Class C partnership interest designated by the Class C limited partner to be converted into Class A partnership interest. The Class C capital contributions and unpaid priority return totaled approximately $84,422,000 and $21,477,000, respectively, at December 31, 2008.

•	Class A interests have certain voting rights and with the general partner would receive 100% of the distributions of available cash and net proceeds from Terminating Capital Transactions subsequent to the payment of all unpaid Class C priority return and of all Class C capital contributions until the unrecovered

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital accounts of each Class A partner interest is reduced to zero, and thereafter share in all future distributions of available cash and net proceeds from Terminating Capital Transactions with the holders of the Class B interests.

•	Class B interests represent vested net profit interests awarded to key individuals by Hallwood Energy. At December 31, 2008 and 2007, outstanding Class B interests had rights to receive 20.0% and 18.6%, respectively, of distributions of defined available cash and net proceeds from Terminating Capital Transactions after the unpaid Class C priority return and capital contributions and the unreturned Class A and general partner capital contributions have been reduced to zero.

•	First Convertible Note. In January 2008, Hallwood Energy entered into a $30,000,000 convertible subordinated note agreement (the “First Convertible Note”). Borrowings bear interest which accrues at an annual rate of 16%, payable on a quarterly basis after the completion of a defined equity offering and subject to the prior full payment of borrowings and accrued interest under the Secured Credit Facilities (discussed below) and are subject to a make-whole provision. The First Convertible Note and accrued interest may be converted into Class C interests on a dollar for dollar basis. If no Class C interests are outstanding, the First Convertible Note may be converted into Class A interests or such comparable securities as may be outstanding at the same exchange ratio as the original Class C interests. Principal and unpaid interest are due on the earlier of January 21, 2011, or upon a defined change of control. The First Convertible Note lenders also received warrants to acquire additional Class C interests, exercisable until January 2011. $28,839,000 of the First Convertible Notes were subscribed for and issued, of which the Company purchased $5,000,000 in January 2008.

•	Second Convertible Note. In May 2008, Hallwood Energy entered into a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”), which was underwritten by the Company. The Second Convertible Note was issued in connection with the completion of the Talisman Energy Transaction and the related Equity Support Agreement (discussed below). The Second Convertible Note contains interest terms, conversion features and repayment terms comparable to the First Convertible Note described previously. As of December 31, 2008, $9,300,000 of the Second Convertible Note was outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors.

Following is a description of certain equity capital and loan transactions completed by Hallwood Energy from 2006 to 2008 and the Company’s relative participation in those transactions:

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

In April 2007, Hallwood Energy entered into a $100,000,000 loan facility (the “Senior Secured Credit Facility”) with a new lender (the “Hallwood Energy’s Lender”), who is an affiliate of one of the investors and drew $65,000,000 from the Senior Secured Credit Facility. The proceeds were used to repay the $40,000,000 balance of the Former Credit Facility, approximately $9,800,000 for a make-whole fee and approximately $500,000 for

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incremental interest related to Former Credit Facility, transaction fees of approximately $200,000 and provide working capital. The Senior Secured Credit Facility is secured by Hallwood Energy’s oil and gas leases, matures on February 1, 2010, and bore interest at a rate of the defined LIBOR rate plus 10.75% per annum. An additional 2% of interest is added upon continuance of any defaulting event. Hallwood Energy’s Lender was permitted to demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. In conjunction with executing the Senior Secured Credit Facility, Hallwood Energy’s Lender’s affiliates resigned their position on Hallwood Energy’s board of directors and Hallwood Energy’s Lender assigned its general partner interest to the remaining members.

The Senior Secured Credit Facility provided that, if Hallwood Energy raised $25,000,000 through an equity call or through debt subordinate to the Senior Secured Credit Facility, Hallwood Energy’s Lender would match subsequent amounts raised on a dollar for dollar basis up to the remaining $35,000,000 under the Senior Secured Credit Facility through the availability termination date of July 31, 2008. During the 2007 third quarter, Hallwood Energy borrowed an additional $20,000,000 under the Senior Secured Credit and borrowed the remaining $15,000,000 availability in October 2007.

The Senior Secured Credit Facility contains various financial covenants, including maximum general and administrative expenses and current and proved collateral coverage ratios. The proved collateral coverage ratio test became effective June 30, 2008. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy. In October 2007, Hallwood Energy entered into an amendment of the Senior Secured Credit Facility to modify the calculation of the current ratio to include certain capital funding commitments.

The Senior Secured Credit Facility contained a make-whole provision whereby Hallwood Energy was required to pay Hallwood Energy’s Lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2009, exceeds the principal amount on the prepayment date. Hallwood Energy’s Lender received warrants exercisable for 2.5% of the partnership interests at an exercise price of 2.5% of 125% of the amount of the total capital contributed to Hallwood Energy at December 31, 2006.

On January 2, 2008, the outstanding $7,500,000 advance from HIL and accrued interest was converted into Class C partnership interests, consistent with the terms of the November 2007 letter agreement.

In January 2008, Hallwood Energy entered into the $15,000,000 Junior Credit Facility with Hallwood Energy’s Lender and drew the full $15,000,000 available. The proceeds were used to fund working capital requirements and future operational activities. Borrowings under the Senior Secured Credit Facility and Junior Credit Facility (collectively referred to as the “Secured Credit Facilities”) are both secured by Hallwood Energy’s oil and gas leases, mature on February 1, 2010, and bore interest at a rate of the defined LIBOR rate plus 10.75% per annum through April 30, 2008, thereafter increases to LIBOR rate plus 12.75% per annum until loan maturity or prepayment. An additional 2% of interest is added upon continuance of any defaulting event. Hallwood Energy’s Lender was permitted to demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. Hallwood Energy remains bound to a deposit control agreement initiated with the Senior Secured Credit Facility.

The Junior Credit Facility contains various financial covenants, materially consistent with the Senior Secured Credit Facility, including maximum general and administrative expenditures and current and proved collateral coverage ratios. The proved collateral coverage ratio covenant became effective June 30, 2008. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain Hallwood Energy’s activities.

The Junior Credit Facility contained a make-whole provision whereby Hallwood Energy was required to pay Hallwood Energy’s Lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2009, exceeds the principal amount on the prepayment date.

In connection with the Junior Credit Facility, the Senior Secured Credit Facility was amended to bear and interest at the defined LIBOR rate plus 12.75% per annum beginning May 1, 2008.

Hallwood Energy did not meet the current ratio covenant and was in default of the Senior Credit Facility as of December 31, 2007. A second default event related to a commitment agreement by three partners to fund $15,000,000 by November 1, 2007, that was only partially funded. Hallwood Energy received a waiver from Hallwood Energy’s Lender for both of these default events in January 2008.

The Secured Credit Facilities were included in current liabilities on Hallwood Energy’s balance sheet at December 31, 2007, as Hallwood Energy did not expect to maintain compliance with the required current and proved collateral coverage ratios during the year ended December 31, 2008, unless additional funds are raised through issuance of debt and equity instruments.

Hallwood Energy was not in compliance with the general and administrative expense covenant at March 31, 2008 and the current ratio covenant as of April 30, 2008 required by the Secured Credit Facilities. Hallwood Energy entered into an amendment of the facilities with the Hallwood Energy’s Lender in June 2008 to waive the defaults and amend various covenants.

At September 30, 2008 and December 31, 2008, Hallwood Energy was not in compliance with the proved collateral coverage ratio under the Secured Credit Facilities. Accordingly, the interest rate under those facilities is now the defined LIBOR rate plus 14.75% per annum. However, pursuant to the forbearance agreement described below, Hallwood Energy’s Lender agreed not to exercise its other remedies under the facilities until at least 91 days after the termination of the farmout agreement.

To the extent Hallwood Energy was not in default by virtue of pre-March 1, 2009 events, the bankruptcy filing on March 1, 2009 constituted a default under the terms of the Senior Credit Facility and the Junior Credit Facility and the forbearance agreement was terminated by its terms upon the filing. However, under the automatic stay provisions of the Bankruptcy Code, Hallwood Energy’s Lender has not been able to foreclose on its collateral.

In connection with the completion of the Talisman Energy Transaction, Hallwood Energy also agreed to amendments to its credit agreements that, among other things, could result in an increase in interest paid by Hallwood Energy and provides additional covenants. The principal provisions of the amendment and related agreements include the following:

•	The terms of the make-whole provision of the Senior Secured Credit Facility were extended from January 31, 2009 to January 31, 2010.

•	Pursuant to a forbearance agreement among Hallwood Energy, FEI, Hallwood Energy’s Lender and others, if Hallwood Energy were in the future to default in certain of its obligations under its credit agreements, Hallwood Energy’s Lender agreed not to exercise its remedies under the Senior Secured Credit Facility while the farmout agreement is in effect and for a period of 91 days after the termination of the farmout agreement, except in the case of certain specified defaults.

•	Hallwood Energy shall pay to Hallwood Energy’s Lender on a monthly basis, the excess net cash flow, as defined, as additional debt service. Such payments, if any, shall be applied first to repay outstanding fees and expenses, second to accrued and unpaid interest and then to unpaid debt principal. The excess net cash flow is defined as operating revenues less operating expenses, certain general and administrative expenses, and other approved expenditures as defined in the agreement.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2008, Hallwood Energy entered into the $30,000,000 First Convertible Note. During the 2008 first quarter, $28,839,000 of the convertible subordinated notes were subscribed for and issued. The Company subscribed for $5,000,000 of the First Convertible Note and provided the funds to Hallwood Energy in January 2008.

In May 2008, Hallwood Energy entered into the $12,500,000 Second Convertible Note agreement, which was underwritten by the Company. The Second Convertible Note contains interest terms, conversion features and repayment terms comparable to the First Convertible Note described previously. As of December 31, 2008, $9,300,000 of the Second Convertible Note was outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors.

Equity Transactions.  In January 2006, the Company invested a Class A capital contribution of $2,721,000 in Hallwood Energy.

In November 2006, Hallwood Energy requested an additional Class A capital contribution in the amount of $25,000,000 from its partners, of which the Company invested an additional $6,708,000. The Company utilized a $452,000 capital contribution receivable to reduce its cash contribution

In April 2007, Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder, and Hallwood Energy’s Lender each committed to fund one-half of potential additional equity or subordinated debt funding calls totaling $55,000,000 by Hallwood Energy, to the extent other investors, including the Company, did not respond to the calls. In April 2007, Hallwood Energy issued a $25,000,000 Class C equity call to its partners (the “April Call”) which was fully satisfied. The Company’s share of the April call was $6,743,000.

In May 2007, Hallwood Energy issued a $20,000,000 Class C equity call to its partners (the “May Call”), which was fully satisfied. The Company’s proportionate share of the May Call was $5,091,000. Due to the fact that the Company did not have available sufficient cash, the Company contributed only $2,501,000 towards the May Call. Because of the Company’s inability to meet its full equity call requirement, HIL funded $2,590,000 of the May Call that was not funded by the Company.

In August 2007, Hallwood Energy issued a $15,000,000 Class C equity call to its partners (the “August Call”) which was fully satisfied. The Company’s proportionate share of the August Call was $3,683,000. Due to the fact that the Company did not have available sufficient cash, the Company contributed only one-half, or $1,842,000, towards the August Call. Because of the Company’s inability to meet its full equity call requirement, HIL funded $1,842,000 of the August Call that was not funded by the Company. In October 2007, the special committee of the Company’s board of directors appointed to consider HIL’s funding of these capital calls acknowledged the terms of the funding of the capital calls by HIL and determined that, in light of the circumstances, including the Company’s then inability to fund any amounts beyond those it had made, no further action was required.

As a result of the receipt of sufficient equity contributions from the April, May and August Calls, the $55,000,000 commitment from HIL and Hallwood Energy’s Lender was extinguished.

In November 2007, Hallwood Energy issued $15,000,000 of Class C partnership interest to a new equity partner. In addition, HIL, another existing investor in Hallwood Energy, and Hallwood Energy’s Lender entered into a letter agreement providing for a total of up to $15,000,000 in additional funding. HIL loaned $7,500,000 under the letter agreement, executing a promissory note with an interest rate of 16% per annum and maturity of March 1, 2010. Two of the partners did not fund under this agreement which constituted a default condition under the Senior Secured Credit Facility, as stipulated in the letter agreement. This default condition was subsequently waived and on January 2, 2008, as per the letter agreement, HIL’s loan and accrued interest was converted into a Class C interest.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Talisman Energy Transaction in 2008.  In June 2008, Hallwood Energy raised additional capital by entering into an agreement for the sale and farmout to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and the option to pay up to the additional $65,000,000), and entered into an agreement to provide consulting services to the purchaser for one year (the “Talisman Energy Transaction”). FEI prepaid the consulting services agreement which requires two man-weeks per month of service from two senior executives. The revenues from this agreement will be recognized as earned over the course of the twelve month period. In October 2008, FEI elected to make a second payment of $30,000,000 to Hallwood Energy. In February 2009, FEI elected to make a partial funding in the amount of $15,000,000 related to its third payment.

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

The parties agreed to use commercially reasonable efforts to agree upon a budget for each quarterly period during the term of the farmout agreement. Any material variance from the budget requires the prior approval of FEI.

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

In connection with the Talisman Energy Transaction, the Company loaned $2,961,000 to Hallwood Energy in May 2008 on terms similar to the First Convertible Note issued in January 2008. Contemporaneously with the signing of the sale and farmout agreement, the Company entered into an Equity Support Agreement (the “Equity Support Agreement”) with Hallwood Energy, under which the Company committed to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The loan of $2,961,000 in May 2008 and an additional loan to Hallwood Energy in June 2008 of

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2,039,000 (for a total of $5,000,000) are treated as contributions toward the maximum amount. In September 2008, the Company loaned an additional $4,300,000 to Hallwood Energy under the Equity Support Agreement.

Funds advanced to Hallwood Energy pursuant to the Equity Support Agreement are issued under terms of the Second Convertible Note, terms of which are comparable to the First Convertible Note. During June and July 2008, the Company sold $380,000 of the Second Convertible Note to other investors in Hallwood Energy. As of December 31, 2008, $9,300,000 of the Second Convertible Note was outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors. The remaining commitment amount under the Equity Support Agreement was $3,200,000 at December 31, 2008.

Bankruptcy filing by Hallwood Energy.  On March 1, 2009, Hallwood Energy, L.P., HEM (the general partner of Hallwood Energy), and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are being jointly administered and are pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al, Case No. 09-31253. In addition, as described in Note 16, Hallwood Energy has filed a lawsuit against the Company seeking that the Company contribute to Hallwood Energy an additional $3.2 million pursuant to the Equity Support Agreement.

The bankruptcy court has granted Hallwood Energy authority to use its existing cash collateral for operating needs through May 2009. On April 8, 2009, Hallwood Energy’s primary secured lender filed a motion of relief from the automatic stay seeking authority to foreclose on real and personal property owned by Hallwood Energy. Hallwood Energy will be seeking to develop a plan of reorganization with the goal of enabling it to continue operations. However, Hallwood Energy has not yet proposed a plan and there is no assurance that a plan will be developed, approved or successfully implemented or that the existing investors in Hallwood Energy will have any continuing interest in the reorganized entity. Accordingly, the extent or value of the Company’s continuing interest in Hallwood Energy, if any, is uncertain. Furthermore, the Company is currently unable to determine the additional impact that the Hallwood Energy bankruptcy may have on the Company’s results of operations or financial position, although the carrying value of its investment in Hallwood Energy had been reduced to zero at December 31, 2007 and remained at zero at December 31, 2008.

Litigation.  In connection with the Acquisition and Farmout Agreement entered into between Hallwood Energy and FEI Shale, L.P., a subsidiary of Talisman Energy, Inc., in June 2008, the Company and Hallwood Energy entered into an Equity Support Agreement dated June 9, 2008, under which the Company agreed, under certain conditions, to contribute to Hallwood Energy up to $12,500,000, in consideration for which the Company would receive equity or debt securities of Hallwood Energy. As of February 25, 2009 the Company had contributed $9,300,000 to Hallwood Energy pursuant to the Equity Support Agreement. On that date, Hallwood Energy requested that the Company fund the additional $3,200,000, which the Company has not done. As previously discussed, on March 1, 2009, Hallwood Energy and its subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. On March 30, 2009, Hallwood Energy filed a lawsuit against the Company seeking that the Company contribute to Hallwood Energy an additional $3,200,000 pursuant to the Equity Support Agreement.

In 2006, Hallwood Energy and Hallwood Petroleum (collectively referred to herein as the “Hallwood Energy Companies”) entered into two, two-year contracts with Eagle Drilling, LLC (“Eagle Drilling”), under which the contractor was to provide drilling rigs and crews to drill wells in Arkansas. On or about August 14, 2006, one of the masts on the rigs provided under the contracts collapsed. Eagle Drilling subsequently assigned the contracts to Eagle Domestic Drilling Operations, L.L.C. (“Eagle Domestic”) on August 25, 2006.

The Hallwood Energy Companies filed suit against Eagle Drilling and Eagle Domestic in Tarrant County, Texas state court (the “Hallwood Energy Action”) to recover $1,688,000 in funds previously deposited with the contractor under the contracts. Eagle Domestic and its parent then filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Texas Bankruptcy

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court”) and filed an adversary action against The Hallwood Energy Companies in the bankruptcy proceeding in Eagle Domestic Drilling Operations, LLC v. Hallwood Energy, LP and Hallwood Petroleum, LLC; Adversary No. 07-03282 (the “Eagle Domestic Action”) to recover unspecified damages, but purportedly in excess of $50 million. The Hallwood Energy Companies asserted a counterclaim in the Eagle Domestic Action for the return of $1,688,000 in funds previously deposited with the contractor.

In October 2006, Eagle Drilling filed a related lawsuit against the Hallwood Energy Companies in Cleveland County, Oklahoma state court (the “Eagle Drilling Action”) alleging breach of contract damages of approximately $170,000. Eagle Drilling later amended its pleading to allege a negligence claim for in excess of $1,050,000 in damages resulting from the collapse of the mast and a tortious breach of contract claim.

In September 2007, Eagle Drilling filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of Oklahoma (the “Oklahoma Bankruptcy Court”). The Hallwood Energy Companies then removed the Eagle Drilling Action and its claims against Eagle Drilling in the Hallwood Energy Action to the Oklahoma Bankruptcy Court. In February 2008, the Eagle Drilling Action and the Hallwood Energy Action were consolidated in the Oklahoma Bankruptcy Court in Eagle Domestic Drilling Operations, LLC and Eagle Drilling, LLC v. Hallwood Petroleum, LLC and Hallwood Energy, LP, Adversary No. 07-01209 NLJ, and Hallwood Petroleum, LLC and Hallwood Energy, LP v. Eagle Domestic Drilling Operations, LLC and Eagle Drilling, LLC, Adversary No. 08-01007 NLJ.

In April 2008, Hallwood Energy and Eagle Domestic signed an agreement to settle the Eagle Domestic Action. Hallwood Energy agreed to immediately release any claims it had against Eagle Domestic, pay Eagle Domestic $2,000,000 in cash and issue to Eagle Domestic $2,750,000 in equity of Hallwood Energy or a successor entity, which was accrued by Hallwood Energy at March 31, 2008. Hallwood Energy paid Eagle Domestic $500,000 in July 2008 and the remaining $1,500,000 in October 2008. The parties consummated the equity portion of the settlement on February 11, 2009 and mutually released any claims the parties and their affiliates may have against each other. The parties also agreed to file a joint motion requesting dismissal of the Eagle Domestic Action, but they have not yet submitted this motion.

In April 2008, Eagle Drilling filed a motion for leave to amend its complaint in the Oklahoma Bankruptcy Court to allege additional claims for liquidated and actual damages in excess of $22,900,000 in connection with the Hallwood Energy Companies’ alleged breach of the drilling contracts, as well as unspecified damages for tortious interference with contracts and business relations, defamation and business disparagement. The Hallwood Energy Companies opposed Eagle Drilling’s motion insofar as Eagle Drilling sought to add the $22,900,000 breach of contract/liquidated damages claims. The Oklahoma Bankruptcy Court has not yet ruled on Eagle Drilling’s motion to amend its complaint.

As a result of Eagle Drilling’s attempt to sue on the same claims asserted by Eagle Domestic in the Eagle Domestic Action, upon the motions of Eagle Domestic and the Hallwood Energy Companies, the Texas Bankruptcy Court issued an order on September 24, 2008 wherein it held that the claims for liquidated damages arising from the alleged breach of the drilling contracts did not belong to Eagle Drilling, but rather to Eagle Domestic, and barred Eagle Drilling from prosecuting any claims against the Hallwood Energy Companies where the basis of the claim was that the drilling contracts were terminated prior to Eagle Drilling’s assignment of the contracts to Eagle Domestic on August 25, 2006 or that the Hallwood Energy Companies owed money for any accounts receivable created after August 25, 2006. Eagle Drilling has appealed the Texas Bankruptcy Court’s order.

Eagle Drilling has filed motions to vacate the agreed order that consolidated the Hallwood Energy Action and the Eagle Drilling Action before the Oklahoma Bankruptcy Court, to remand those actions back to the state courts in which they were originally filed, and to dismiss the Eagle Drilling bankruptcy proceeding. The Hallwood Energy Companies have objected to these motions and filed a motion to convert the Eagle Drilling bankruptcy proceeding to a chapter 7 proceeding, or alternatively, to appoint a chapter 11 trustee.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 19, 2008, the expert appointed in the Oklahoma Bankruptcy Court filed a report and identified potential avoidable transfers made by the Eagle Drilling to its insiders and affiliates. On November 7, 2008, the expert issued a supplemental report wherein he reported that Eagle Drilling has no claim against the Hallwood Energy Companies for termination of the drilling contracts based on the Texas Bankruptcy Court’s order. The expert also stated the potentially avoidable transactions should be further investigated by means of a fraudulent transfer action filed by Eagle Drilling or, if Eagle Drilling refuses to do so, by an independent third party. Finally, the expert reported that he did not believe Eagle Drilling, as the debtor in possession, had been acting in the best interests of the debtor and its creditors.

On December 3, 2008, the Oklahoma Bankruptcy Court conducted a hearing on Eagle Drilling’s motion to dismiss and the Hallwood Energy Companies’ motion to convert. Prior to the conclusion of the hearings, the Hallwood Energy Companies and Eagle Drilling announced a settlement to the Court on December 4, 2008, wherein Eagle Drilling and the Hallwood Energy Companies, together with their affiliates, principals and numerous related parties, mutually released all claims they had against each other and agreed to dismiss the pending actions in the Oklahoma Bankruptcy Court. Eagle Drilling also agreed to dismiss its appeal of the Texas Bankruptcy Court order. The parties have been attempting to memorialize the settlement in a written agreement, but the terms announced to the Court are binding on the parties. Due in part to the inability to reach an agreement with Eagle Drilling on a written document, the Hallwood Energy Companies filed a motion for an order approving compromise of the controversy pursuant to Bankruptcy Rule 9019 and enforcing settlement. No hearing on the Hallwood Energy Companies’ motion has been scheduled.

Hallwood Energy and Hallwood Petroleum are currently unable to determine the impact that the above-referenced bankruptcy cases and associated litigation may have on its results of operations or its financial position.

On October 27, 2008, Cimarex Energy Co. filed Cimarex Energy Co. v. Hallwood Energy, L.P. in the 298th Judicial District Court in Dallas County, Texas. Cimarex contends that Hallwood Energy has failed to pay approximately $3.7 million purportedly due under a Participation Agreement between parties related to the Boudreaux #1 Well in Lafayette Parish, Louisiana. Hallwood Energy intends to vigorously defend the claim, which is scheduled for trial on September 28, 2009.

The Company’s share of certain items related to Hallwood Energy’s oil and gas producing activities is provided below (in thousands):

	As of or for the
	Years Ended December 31,
	(Unaudited)
	2008	2007	2006

Capitalized costs	$19,100	$23,718	$45,219

Costs incurred in connection with acquisition, exploration and development	$10,674	$39,467	$46,739

Proved oil and gas reserve quantities Natural gas (in mcf)	4,369	1,408	—

Standardized measure of discounted future net cash flows	$5,138	$3,890	—

Results of operations
Natural gas revenues	$3,396	$1,012	$197
Oil revenues	4	28	—
Gathering revenues	261	103	—
Natural gas production expense	(819)	(104)	(127)
Depletion expense	(1,769)	(3,418)	(79)

Results from producing activities	$1,073	$(2,379)	$(9)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Loans Payable

Loans payable, all of which relate to Brookwood, at the balance sheet dates were as follows (in thousands):

	December 31,
	2008	2007

Working capital revolving credit facility, interest at Libor + 1.25% − 1.75% or Prime; due January 2010	$10,411	$17,181
Equipment term loans, interest at various rates; due at various dates through April 2009	27	185

Total	10,438	17,366
Current portion	(27)	(158)

Noncurrent portion	$10,411	$17,208

Working Capital Revolving Credit Facility.  The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $25,000,000 (increased from $22,000,000 in December 2007) with Key Bank National Association (the “Working Capital Revolving Credit Facility”) that is scheduled to mature in January 2010. Borrowings are collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The facility bears interest at Brookwood’s option of Prime, or Libor + 1.25% − 1.75% (variable depending on compliance ratios) and contains various covenants. The interest rate was a blended rate of 2.30% and 6.73% at December 31, 2008 and 2007, respectively. The outstanding balance was $10,411,000 at December 31, 2008 and Brookwood had $14,589,000 of borrowing availability under this facility.

Equipment Term Loans.  Brookwood has a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank. Interest rates for the equipment loans varied between 2.26% and 8.18%, with a blended rate of 2.26% and 6.53% at December 31, 2008 and 2007, respectively. Monthly principal and interest payments are required for each of the borrowings. The outstanding balance at December 31, 2008 was $27,000 (comprised of one remaining loan) and Brookwood had $2,973,000 of borrowing availability under this facility.

Loan Covenants.  The Working Capital Revolving Credit Facility provides for a maximum total debt to tangible net worth ratio and a covenant that Brookwood shall maintain a quarterly minimum net income of not less than one dollar. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the Working Capital Revolving Credit Facility. As of the end of all interim periods in 2008 and 2007 and as of December 31, 2008 and 2007, Brookwood was in compliance with its principal loan covenants, although a waiver regarding a pro forma (inclusive of projected dividend) total debt to tangible net worth ratio for the 2007 third quarter was granted to allow a $1,500,000 dividend payment in November 2007 and an amendment to the Working Capital Revolving Credit Facility was entered into in June 2008 to allow a $4,800,000 dividend payment in June 2008, which restricted calendar 2008 total dividends from Brookwood to the Company to $9,300,000.

Restricted Net Assets.  Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $32,754,000 and $29,180,000 at December 31, 2008 and 2007, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Schedule of Maturities.  Maturities of loans payable for the next five years and thereafter are presented below (in thousands):

Years Ending
December 31,	Amount

2009	$27
2010	10,411

Total	$10,438

Note 8 —	Redeemable Preferred Stock

The Company has outstanding 250,000 shares of redeemable preferred stock (the “Series B Preferred Stock”). The holders of Series B Preferred Stock were entitled to cash dividends for the first five years in an annual amount of $0.20 per share (total annual amount of $50,000), which were paid in each of the years beginning in 1996. No dividend was paid during the three years ended December 31, 2008. For the first five years, dividends were cumulative and the payment of cash dividends on any common stock was prohibited before the full payment of any accrued dividends. Beginning in 2001, dividends accrue and are payable only if and when declared by the Board of Directors. The Series B Preferred Stock has dividend and liquidation preferences to the Company’s common stock. The shares are subject to mandatory redemption on July 20, 2010, which is fifteen years from the date of issuance, at 100% of the liquidation preference of $4.00 per share plus all accrued and unpaid dividends, and may be redeemed at any time on the same terms at the option of the Company. The holders of the shares of Series B Preferred Stock are not entitled to vote on matters brought before the Company’s stockholders, except as otherwise provided by law.

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

As a result of a change in the rules of the former American Stock Exchange, now known as NYSE Amex, on which the Company’s common stock is listed, it was necessary to amend the Company’s Bylaws to permit the Company’s shares of stock to be uncertificated. The amendment was approved by the Company’s board of directors in November 2007.

Preferred Stock.  Under its Second Restated Certificate of Incorporation, the Company is authorized to issue 500,000 shares of preferred stock, par value $0.10 per share, and did issue 250,000 shares of redeemable Series B Preferred Stock.

Treasury Stock.  During 2008, 4,500 shares of common stock were reissued out of treasury in connection with the exercise of stock options by one officer. The treasury stock account balance was reduced by the average cost per treasury share, which totaled $69,000. During 2007, 9,750 shares of common stock were reissued out of treasury, in connection with the exercise of stock options by the two officers and 4,522 common shares were purchased from the two officers. The treasury stock account balance was reduced by the average cost per treasury share which totaled $164,000.

During 2006, 4,875 shares of common stock were reissued out of treasury, in connection with the exercise of stock options by two officers and 657 common shares were purchased from an officer. The treasury stock account balance was reduced by the average cost per treasury share which totaled $73,000.

Stock Options.  The Company established the 1995 Stock Option Plan for The Hallwood Group Incorporated which authorized the granting of nonqualified stock options to employees, directors and consultants of the

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company to purchase up to 244,800 shares of common stock of the Company. The exercise prices of all options granted were at the fair market value of the Company’s stock on the date of grant, had an expiration date of ten years from date of grant and were fully vested on the date of grant. At December 31, 2007, there were 4,500 fully vested outstanding options, that were scheduled to expire in May 2010, all of which were exercised in December 2008. The 1995 Stock Option Plan terminated on June 27, 2005.

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” using a modified method of prospective application. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award would generally be measured at fair value at the grant date. The Company granted no options in the three years ended December 31, 2008.

During 2008, one officer of the Company exercised the officer’s remaining options to purchase 4,500 shares of the Company’s common stock. The Company received proceeds of $46,000 from the exercise of these options and reissued the shares out of treasury stock. The difference between the option proceeds and the average cost of reissued treasury shares was recorded as a decrease in retained earnings.

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

Option activity for the year ended December 31, 2008 and status of outstanding options are as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Outstanding, January 1, 2008	4,500	$10.31

Granted	—
Exercised	(4,500)	$10.31

Forfeited	—

Outstanding, December 31, 2008	—	$—	—	$—

Options exercisable and vested at December 31, 2008	—		—	$—

The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options). The intrinsic values of the options exercised during 2008, 2007 and 2006 were approximately $111,000, $786,000 and $535,000, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of options granted and the changes therein for the 1995 Stock Option Plan during the three years ended December 31, 2008 are presented below:

	Years Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	4,500	$10.31	14,250	$14.77	19,125	$15.10

Granted	—		—		—
Exercised	(4,500)	$10.31	(9,750)	$16.82	(4,875)	$16.09

Forfeited	—		—		—
Reacquired	—		—		—

Outstanding, end of year	—	$—	4,500	$10.31	14,250	$14.77

Note 10 —	Proposed and Subsequent Withdrawal of Plan of Liquidation

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

In November 2007, Mr. Gumbiner advised the special committee that because his proposal to purchase the Company’s interest in Hallwood Energy could conflict with Hallwood Energy’s effort to obtain additional capital, he withdrew his proposal that the board consider a liquidation of the Company.

Engagement and Termination of Financial Advisor Regarding Brookwood.  In December 2007, a special committee of the board of directors of the Company engaged a financial advisor to assist in developing strategic alternatives, including a potential sale, with respect to Brookwood. This initiative was terminated in November 2008.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Income Taxes

Following is a schedule of the income tax expense (benefit) (in thousands):

	Years Ended December 31,
	2008	2007	2006

Federal
Current	$(116)	$(14,294)	$(2,189)
Deferred	744	(2,998)	(1,032)

Sub-total	628	(17,292)	(3,221)
State
Current	759	610	242
Deferred	38	53	(9)

Sub-total	797	663	233
Foreign
Current	280	—	—

Total	$1,705	$(16,629)	$(2,988)

Reconciliations of the expected tax or (benefit) at the statutory tax rate to the recorded tax or (benefit) are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Expected tax expense (benefit) at the statutory tax rate	$1,055	$(16,814)	$(3,303)
State taxes	859	(1,545)	154
Increase (decrease) in deferred state tax asset valuation allowance	(320)	2,000	—
Foreign taxes	185	—	—
Other	(97)	(299)	41
Permanent items	23	29	120

Recorded tax or (benefit)	$1,705	$(16,629)	$(2,988)

The net deferred tax asset was $3,818,000 and $4,600,000 at December 31, 2008 and 2007, respectively. At December 31, 2008, the deferred tax asset, was comprised of $550,000 attributable to temporary differences (including $365,000 associated with the Company’s investment in Hallwood Energy), $2,509,000 attributable to a federal net operating loss carryforward (“NOL”), and $759,000 of alternative minimum tax credits. At December 31, 2007, the deferred tax asset was comprised of $1,721,000 attributable to temporary differences (including $1,406,000 associated with the Company’s investment in Hallwood Energy), $2,035,000 attributable to a federal net operating loss carryforward and $844,000 of alternative minimum tax credits.

In 2008, the Company anticipates reporting taxable income which resulted principally from operating income from Brookwood, offset by the flow-through of its partnership losses from its Hallwood Energy investment. Due to a federal net operating loss carryforward, it is anticipated that the Company will not pay any federal income tax related to its 2008 operations.

In 2007, the Company reported a taxable loss, principally attributable to the flow-through of its partnership losses from its Hallwood Energy investment. Hallwood Energy reported a taxable loss in excess of $200,000,000, principally from a significant amount of intangible drilling costs and an impairment charge related to the early lease surrenders and writedowns of Arkansas leaseholds associated with low or non-prospective oil and gas leases and

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs related to its Louisiana properties. The Company carried back the 2007 taxable loss to the 2005 tax year for a refund, and as a result the Company recorded a federal current tax benefit.

The Company reported a taxable loss in 2006, principally attributable to significant amount of intangible drilling costs from its Hallwood Energy investment which was carried back to the 2004 tax year and as a result recorded a federal current tax benefit of $2,189,000.

The Company had a federal income tax receivable of $12,239,000 at December 31, 2007 and net foreign and state taxes payable (receivable) of $243,000 and $(68,000) at December 31, 2008 and 2007, respectively. After filing its 2007 federal income tax return with the IRS in September 2008, the Company filed a carryback of its 2007 taxable loss and received a tax refund in October 2008 in the amount of $12,347,000. The Company also received federal income tax refunds of $5,888,000 in 2007, comprised of $1,376,000 attributable to the return of estimated tax payments and $4,512,000 from the carryback of the 2006 taxable loss.

At December 31, 2008, the Company has approximately $8,164,000 and $53,337,000 of net operating loss carryforwards for federal and state income tax purposes, respectively. The Company’s net operating loss carryforward for federal income tax purposes was approximately $786,000 greater than its net operating loss carryforward for financial reporting purposes due to the Company’s inability to realize excess tax benefits under SFAS 123(R) until such benefits reduce income taxes payable. The federal net operating loss carryforward will expire in 2027. The state net operating loss carryforwards will begin to expire in 2011 and through 2021. The Company has a tax credit for the state of Texas in the approximate amount of $655,000 which can be utilized over a period of 20 years at prescribed levels permitted by Texas. At December 31, 2008, the Company has approximately $759,000 of alterative minimum tax credit carryforwards for federal income tax purposes. This alternative minimum tax credit carries forward indefinitely.

Financial statement deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that the majority of the deferred state tax assets in the amount of $1,682,000 and $2,040,000 as of December 31, 2008 and 2007, respectively, may not be realized, therefore the Company maintained a valuation allowance of $1,680,000 and $2,000,000 as of December 31, 2008 and 2007, respectively. There was no valuation allowance as of December 31, 2006.

The Internal Revenue Service completed an examination of the Company’s consolidated income tax returns for the years ended December 31, 2004 and 2005. The IRS proposed adjustments that resulted in a tax assessment of $61,000 for 2004 and $103,000 for 2005, with associated interest costs of $15,000. No penalties were assessed. The Company paid the assessed tax and interest in December 2006.

In May 2006, the Governor of the State of Texas signed into law a Texas margin tax (“H.B. No. 3”) which restructures the state business by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Because the tax base on the Texas margin tax is derived from an income-based measure, the Company believes the margin tax is an income tax and, therefore, the provisions of SFAS No. 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS No. 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Although the effective date of H.B. No. 3 is January 1, 2008, certain effects of the change should be reflected in the financial statements of the first interim or annual reporting period that includes May 18, 2006. H.B. No. 3 also created provisions allowing for future credits against the margin tax. The Company has recorded a net deferred tax asset of $432,000 and $442,000 as of December 31, 2008 and 2007, respectively, relating to this future credit which has a full valuation allowance since the Company believes that it is more likely than not that the benefits of the credit will not be realized.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A schedule of the types and amounts of existing temporary differences and NOL’s, at the blended statutory tax rate of 34%, as of the balance sheet dates are as follows (in thousands):

	Deferred Tax Asset, Net
	December 31,		December 31,
	2008		2007
	Assets	Liabilities	Assets	Liabilities

Net operating loss carryforward — federal	$2,509	$—	$2,035	$—
Net operating loss carryforward — state	1,680	—	2,000	—
Equity in earnings of unconsolidated affiliates	412	—	1,248	—
Reserves recorded for financial statement purposes and not for tax purposes	741	—	1,035	—
Tax credits	759	—	844	—
Other, principally foreign taxes	119	—	—	—
Depreciation and amortization	—	722	—	562

Deferred tax assets and liabilities	6,220	$722	7,162	$562

Less: Deferred tax liabilities	(722)		(562)

	5,498		6,600
Less: Valuation allowance	(1,680)		(2,000)

Deferred tax asset, net	$3,818		$4,600

Note 12 —	Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

Supplemental schedule of non-cash investing and financing activities.

	Years Ended December 31,
	2008	2007	2006

Additional investment in Hallwood Energy	$3,201	$5,000	$—

Accrued capital expenditures in accounts payable Amount at year end	$308	$523	$162

Income tax effect from exercise of stock options:
Income taxes payable	$—	$—	$(187)
Additional paid-in capital	—	—	187

	$—	$—	$—

Contribution of receivable as investment in Hallwood Energy	$—	$—	$452

Change in value of available — for— sale marketable securities	$—	$(55)	$55

Supplemental disclosures of cash payments.
Interest paid	$699	$1,138	$594

Income taxes (refunded) paid	$(11,609)	$(5,523)	$608

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Computation of Income (Loss) Per Common Share

The following table reconciles weighted average shares outstanding from basic to diluted and reconciles net income (loss) used in the computation of income (loss) per share for the basic and diluted methods (in thousands):

	Years Ended December 31,
	2008	2007	2006

Weighted Average Shares Outstanding
Basic	1,521	1,519	1,514
Potential shares from assumed exercise of stock options	5	—	—
Potential repurchase of shares from stock options proceeds	(1)	—	—

Diluted	1,525	1,519	1,514

Net Income (Loss)
Basic and diluted	$1,398	$(32,825)	$(6,725)

Due to the losses for the years ended December 31, 2007 and 2006, potential shares from assumed exercise of stock options of 4,500 shares and 14,000 shares, respectively, were antidilutive. No shares were excluded from the calculation of diluted earnings per share.

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

Management has reviewed the carrying value of its loans payable in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Management has determined that the estimated fair value of the loans payable would be approximately $10,390,000 and $17,359,000 at December 31, 2008 and 2007, compared to the carrying value of $10,438,000 and $17,366,000, respectively.

The fair value information presented as of December 31, 2008 and 2007 is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

Note 15 —	Related Party Transactions

Hallwood Investments Limited.  The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000. The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services and for travel and related expenses to and from the Company’s corporate office. In addition, prior to November 2006, the Company also reimbursed Mr. Gumbiner for services, meals and other personal expenses related to the office separately maintained by Mr. Gumbiner. At Mr. Gumbiner’s recommendation, the Company’s board of directors determined in 2006 that the reimbursement for personal expenses related to his office would not continue after November 2006.

A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Years Ended December 31,
	2008	2007	2006

Consulting fees	$996	$996	$996
Office space and administrative services	301	182	463
Travel and related expenses	110	70	267

Total	$1,407	$1,248	$1,726

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

HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the years ended December 31, 2008, 2007 and 2006, HIL reimbursed the Company $110,000, $155,000 and $142,000, respectively, for such expenses.

In April 2007, HIL and Hallwood Energy’s Lender committed to fund one-half of potential additional equity or subordinated debt funding calls totaling $55,000,000, or $27,500,000, by Hallwood Energy, to the extent other investors, including the Company, did not respond to a call. HIL funded $2,591,000 and $1,842,000 in June 2007 and September 2007, respectively, pursuant to such commitment. In September 2007, the $55,000,000 commitment from HIL and the lender expired as a result of the receipt of sufficient contributions from various equity calls initiated by Hallwood Energy between April 2007 and August 2007.

In November 2007, HIL committed to fund $7,500,000 of additional equity to Hallwood Energy no later than November 15, 2007. HIL funded the full $7,500,000 in November under this agreement, with Hallwood Energy executing a promissory note bearing interest at 16% per annum. On January 2, 2008, as per the commitment agreement, the outstanding amount plus accrued interest was automatically converted into Hallwood Energy Class C limited partnership interest.

In January 2008, HIL loaned $5,000,000 to Hallwood Energy in connection with Hallwood Energy’s $30,000,000 First Convertible Note. Terms of the First Convertible Note agreement are discussed in Note 6. As of March 1, 2009, HIL and one of its affiliated entities have invested $19,156,000 in Hallwood Energy.

Hallwood Energy.  Hallwood Energy shares common offices, facilities and certain staff in its Dallas office with the Company and Hallwood Energy is obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the years ended December 31, 2008 and 2007 and the 2006, Hallwood Energy reimbursed the Company $415,000, $297,000 and $311,000, respectively, for such expenses. As a result of its bankruptcy filing on March 1, 2009, Hallwood Energy’s continuing obligation and ability to pay its share of these lease and other costs is uncertain.

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

On July 31, 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that the defendants infringed five United States patents pertaining to internally-coated webs: U.S. Patent No. 5,418,051; 5,856,245; 5,869,172; 6,071,602 and 6,129,978. On October 3, 2007, the U.S. District Court dismissed The Hallwood Group Incorporated from the lawsuit. Brookwood timely answered the lawsuit. Nextec sought leave of Court to add two additional patents to the lawsuit: U.S. Patent No. 5,954,902 and 6,289,841. The Court granted leave to Nextec, and Nextec filed its amended complaint September 19, 2008. Brookwood intends to vigorously defend all claims. Brookwood believes it possesses valid defenses, however due to the nature of litigation, the ultimate outcome of this case is indeterminable at this time.

As further described in Note 6, in connection with the Acquisition and Farmout Agreement entered into between Hallwood Energy and FEI Shale, L.P., a subsidiary of Talisman Energy, Inc., in June 2008, the Company and Hallwood Energy entered into an Equity Support Agreement dated June 9, 2008, under which the Company agreed, under certain conditions, to contribute to Hallwood Energy up to $12,500,000, in consideration for which the Company would receive equity or debt securities of Hallwood Energy. As of February 25, 2009 the Company had contributed $9,300,000 to Hallwood Energy pursuant to the Equity Support Agreement. On that date, Hallwood Energy requested that the Company fund the additional $3,200,000, which the Company has not done. As previously discussed, on March 1, 2009, Hallwood Energy, HEM and Hallwood Energy’s subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. On March 30, 2009, Hallwood Energy filed an adversary proceeding against the Company requesting that the Company fund the additional $3,200,000. The case is Hallwood Energy, L.P. v. The Hallwood Group Incorporated, Adversary No. 09-03082, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The Company intends to defend the matter vigorously.

Hallwood Energy.  As a significant investor in Hallwood Energy, the Company may be impacted by litigation involving Hallwood Energy. Refer to Note 6 for a further description of certain litigation involving Hallwood Energy.

On March 1, 2009, Hallwood Energy, L.P., HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., etal Case No. 09-31253. The Company is only an investor in and creditor of Hallwood Energy. The bankruptcy filing does not include the Company or any other of its assets. Refer to Note 6 for a further description of the bankruptcy case.

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

In August 2005, the Rhode Island Department of Health (“RIDOH”) issued a compliance order to Kenyon, alleging that Kenyon is a non-community water system and ordering Kenyon to comply with the RIDOH program

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for public water supply systems. Kenyon contested the compliance order and an administrative hearing was held in November 2005. No decision was ever rendered by RIDOH. However, by letter dated July 23, 2008, the United States Environmental Protection Agency (“EPA”) advised Kenyon that it is the EPA’s position that the Kenyon facility is a “Public Water System” and subject to regulation under the “Safe Drinking Water Act”. As a result, in January, 2009, Kenyon entered into a Consent Order with RIDOH agreeing to apply for a public water license and submit plans to comply with the aforementioned regulations. Conformance with the Consent Order will require the Company to revamp Kenyon’s water supply system, at an anticipated minimum cost of $100,000.

In August 2005, Kenyon received a Notice of Alleged Violation from The Rhode Island Department of Environmental Management (“RIDEM”) that alleged that Kenyon had failed to comply timely with a requirement to test the destruction efficiency of a thermal oxidizer at its Kenyon plant. The Notice further alleged that when the test was conducted, the equipment did not operate at the required efficiency. Since that time, Kenyon upgraded and retested the equipment and demonstrated compliance with the destruction efficiency requirement. RIDEM requested additional information regarding the testing and Kenyon’s remedial actions, which Kenyon has provided. In February 2007, RIDEM issued a formal Notice of Violation (“NOV”) in this matter, seeking a $14,000 fine. Kenyon requested an informal hearing to dispute the allegations in the NOV and the fine. An informal hearing was held in March 2007 and a Consent Agreement was executed. A $9,500 fine was remitted to RIDEM to close this matter.

In June 2007, RIDEM issued a NOV to Kenyon, alleging that Kenyon violated certain provisions of its wastewater discharge permit and seeking an administrative penalty of $79,000. Kenyon filed an Answer and Request for Hearing in which it disputed certain allegations in the NOV and the amount of the penalty. An informal meeting was held with RIDEM in August 2007. Following settlement negotiations, a Consent Agreement was executed in June 2008. The Consent Agreement required the Company to pay a $5,000 fine and perform two Supplemental Environmental Projects (“SEPs”) at a total cost of $161,000. As of March 2009, one SEP had been completed. The Company is presently awaiting RIDEM approval of the engineering plans for the second SEP. Once the approval is received, the second SEP will be performed. The Company anticipates that the second SEP will be completed during 2009.

Commitments.  Total lease expense for noncancelable operating leases was $1,168,000, $1,135,000 and $1,227,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company leases certain buildings and equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. The Company shares certain executive office facilities with Hallwood Energy and HIL and pays a proportionate share of the lease expense.

At December 31, 2008 aggregate minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more than one year, were as follows (in thousands):

Years Ending
December 31,	Amount

2009	$991
2010	638
2011	351
2012	364
2013	364
Thereafter	939

Total	$3,647

Employment Contracts.  The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Long-Term Incentive Plan for Brookwood.  In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($13,500,000 at December 31, 2008). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction is completed in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.

Note 17 —	Segment and Related Information

The Company is a holding company and classifies its continuing business operations into two reportable segments; textile products and energy. Both segments have different management teams and infrastructures that engage in different businesses and offer different services. See Notes 5 and 6.

The following represents the Company’s reportable amounts by business segment, as of and for the three years ended December 31, 2008 (in thousands):

	Textile
	Products	Energy	Other	Consolidated

Year Ended December 31, 2008
Total revenue from external sources	$162,237			$162,237

Operating income (loss)	$21,300		$(5,533)	$15,767

Other income (loss), net	$(688)	$(12,120)	$144	(12,664)

Income before income taxes				$3,103

Identifiable assets, December 31, 2008	$59,249			$59,249
Cash allocable to segment	1,121		$4,895	6,016

Segment assets	$60,370			65,265

Corporate assets			$4,130	4,130

Total assets, December 31, 2008				$69,395

Depreciation and amortization	$2,257		$34	$2,291

Capital expenditures/acquisitions	$3,196		$11	$3,207

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Textile
	Products	Energy	Other	Consolidated

Year Ended December 31, 2007
Total revenue from external sources	$132,497			$132,497

Operating income (loss)	$12,464		$(5,214)	$7,250

Other income (loss), net	$(1,145)	$(55,865)	$306	(56,704)

Loss before income taxes				$(49,454)

Identifiable assets, December 31, 2007	$66,197			$66,197
Cash allocable to segment	178		$7,082	7,260

Segment assets	$66,375			73,457

Corporate assets			$17,288	17,288

Total assets, December 31, 2007				$90,745

Depreciation and amortization	$2,098		$31	$2,129

Capital expenditures/acquisitions	$2,306		$52	$2,358

Year Ended December 31, 2006
Total revenue from external sources	$112,154			$112,154

Operating income (loss)	$5,588		$(4,816)	$772

Other income (loss), net	$(602)	$(10,435)	$552	(10,485)

Loss before income taxes				$(9,713)

Identifiable assets, December 31, 2006	$51,720	$39,864		$91,584
Cash allocable to segment	387	—	$9,667	10,054

Segment assets	$52,107	$39,864		101,638

Corporate assets			$5,959	5,959

Total assets, December 31, 2006				$107,597

Depreciation and amortization	$1,844		$20	$1,864

Capital expenditures/acquisitions	$4,149		$48	$4,197

Note 18 —	Employee Benefit Retirement Plans

The Company maintains a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The plan provides that (i) eligible employees may contribute up to 15% of their compensation to the plan; (ii) the Company’s matching contribution is discretionary, to be determined annually by the Company’s Board of Directors; and (iii) excludes highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits. Amounts contributed by employees are 100% vested and non-forfeitable. The Company’s matching contributions, which were 50% of its employees’ contributions up to the first 6% contributed, for each of the three years ended December 31, 2008, vest at a rate of 20% per year of service and become fully vested after five years. Brookwood has a separate 401(k) plan for its non-union employees, which is similar to the Company’s plan. Aggregate

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions to the plans for the years ended December 31, 2008, 2007 and 2006, respectively, were $291,000, $274,000 and $273,000, respectively.

Brookwood’s union employees belong to a pension fund maintained by their union. The Company currently contributes $117 per month effective March 2009 ($114 per month prior to March 2009, $111 per month prior to March 2008 and $108 per month prior to March 2007), per employee to the fund. Total contributions for the three years ended December 31, 2008 were $334,000, $310,000 and $310,000, respectively.

Note 19 —	Cash Dividends

On December 4, 2008, the Company announced a cash dividend (treated as a distribution for federal income tax purposes) in the amount of $7.89 per share, totaling approximately $12,034,000. The dividend was paid on December 29, 2008 to stockholders of record as of December 15, 2008.

The Company made the dividend in 2008 because of the favorable tax treatment the Company believes the dividend will receive by being made during 2008. As a result of the losses incurred in its investment in Hallwood Energy, the Company does not have accumulated earnings and profits, and does not anticipate that it will have current earnings and profits during 2008, for federal income tax purposes. Therefore, the Company believes that generally for federal income tax purposes, each stockholder will be able to treat the dividend as a return of capital, rather than a taxable dividend, to the extent of the stockholder’s basis in the common stock.

For financial accounting purposes, payment of the dividend was recorded as a reduction in retained earnings to the extent of the Company’s current and prior earnings in the amount of $6,951,000. The remaining portion of the dividend in the amount of $5,083,000 was recorded as a reduction in additional paid-in capital.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 —	Summary of Quarterly Financial Information (Unaudited)

Results of operations by quarter for the years ended December 31, 2008 and 2007 are summarized below (in thousands, except per share amounts):

	Year Ended December 31, 2008
	March 31	June 30	September 30	December 31

Operating revenues	$43,987	$47,134	$35,568	$35,548
Other income (loss)	(3,190)	(9,316)	(109)	(49)
Gross profit	11,435	13,167	7,853	5,987
Income (loss) before income taxes	3,032	(1,702)	1,784	(11)
Net income (loss)	1,566	(1,330)	1,255	(93)
Comprehensive income	—	—	—	—
Per share data:
Net income (loss)
Basic	1.03	(0.87)	0.83	(0.06)
Diluted	1.03	(0.87)	0.82	(0.06)

	Year Ended December 31, 2007
	March 31	June 30	September 30	December 31

Operating revenues	$28,308	$32,065	$32,576	$39,548
Other income (loss)	(10,536)	(2,021)	(1,540)	(42,607)
Gross profit	4,019	6,107	6,527	10,926
Income (loss) before income taxes	(11,121)	(641)	(292)	(37,400)
Net income (loss)	(7,324)	(573)	(367)	(24,561)
Comprehensive income	(55)	—	—	—
Per share data:
Net income (loss)
Basic	(4.83)	(0.38)	(0.24)	(16.15)
Diluted	(4.83)	(0.38)	(0.24)	(16.15)

Year ended December 31, 2008.  In the year ended December 31, 2008, Hallwood Energy reported a loss of $60,941,000. The Company recorded an equity loss in the amount of $12,120,000, which represented the amount of the Company’s additional investments and commitment to provide additional financial support during 2008. The Company’s carrying value of its Hallwood Energy investment was zero at December 31, 2008.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(In thousands)

	December 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$4,891	$7,082
Tax receivable from subsidiary	1,375	1,734
Deferred income tax, net	3,097	931
Receivables and other current assets	176	355
Federal income tax receivable	—	12,239

	9,539	22,341
Noncurrent Assets
Investments in Hallwood Energy, net	—	—
Investments in subsidiaries	32,807	29,230
Deferred income tax, net	718	3,629
Other noncurrent assets	89	85

	33,614	32,944

Total Assets	$43,153	$55,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Payable — additional investment in Hallwood Energy	$3,200	$5,000
Accounts payable and accrued expenses	430	460
State and foreign income taxes payable	262	13

	3,892	5,473
Noncurrent Liabilities
Redeemable preferred stock	1,000	1,000

Total Liabilities	4,892	6,473
Stockholders’ Equity
Common stock	240	240
Additional paid-in capital	51,425	56,469
Retained earnings	—	5,576
Treasury stock, at cost	(13,404)	(13,473)

Total Stockholders’ Equity	38,261	48,812

Total Liabilities and Stockholders’ Equity	$43,153	$55,285

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I — (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Revenues	$—	$—	$—

Expenses	5,524	5,206	4,810

Operating Loss	(5,524)	(5,206)	(4,810)
Other Income (Loss)
Investments in Hallwood Energy
Equity loss	(12,120)	(55,957)	(10,418)
Interest income	—	92	—
Equity in net income of subsidiaries	12,866	7,067	3,159
Interest and other income	143	307	566
Interest expense	—	(1)	(15)
Loss from disposition of investment in former energy affiliate	—	—	(17)

	889	(48,492)	(6,725)

Loss before income taxes	(4,635)	(53,698)	(11,535)
Income tax expense (benefit)	(6,033)	(20,873)	(4,810)

Net Income (Loss)	$1,398	$(32,825)	$(6,725)

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I — (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Net Income (Loss)	$1,398	$(32,825)	$(6,725)
Other Comprehensive Income (Loss)
Unrealized increase in fair value of marketable securities	—	(55)	55

Comprehensive Income (Loss)	$1,398	$(32,880)	$(6,670)

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I — (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES	$23,689	$8,789	$2,398

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Hallwood Energy	(13,920)	(11,093)	(8,975)
Return of (additional) investment in subsidiaries	(11)	(7)	(259)

Net cash (used in) provided by investing activities	(13,931)	(11,100)	(9,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends on common stock	(12,034)	—	—
Proceeds from exercise of stock options	46	165	79
Purchase of common stock for treasury	—	(439)	(73)
Excess tax benefits from share-based payment arrangement	39	—	187

Net cash (used in) financing activities	(11,949)	(274)	193

DECREASE IN CASH AND CASH EQUIVALENTS	(2,191)	(2,585)	(6,643)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,082	9,667	16,310

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,891	$7,082	$9,667

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

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
(In thousands)

Supplemental schedule of non-cash investing and financing activities.  The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

	Years Ended December 31,
Description	2008	2007	2006

Additional investment in Hallwood Energy	$3,201	$5,000	$—

Income tax effect from exercise of stock options:
Income taxes payable	$—	$—	$(187)
Additional paid-in capital	—	—	187

	$—	$—	$—

Increase in value of available-for-sale marketable securities	$—	$(55)	$55

Contribution of receivable as investment in Hallwood Energy	$—	$—	$452

Supplemental disclosures of cash payments.
Income taxes (refunded) paid	$(12,281)	$(5,780)	$206

Interest paid	$—	$—	$15

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 —	Basis of Presentation

Schedule I, Condensed Financial Information of Registrant, is to be included in Securities and Exchange Commission (“SEC”) filings when restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets at the end of the latest fiscal year. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with loan covenants in Brookwood’s Working Capital Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $32,754,000 at December 31, 2008 and exceed 25% of the Company’s consolidated net assets.

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

The Company received dividends from its Brookwood subsidiary of $9,300,000, $6,000,000 and $6,000,000 in 2008, 2007 and 2006, respectively. The Company also received a dividend payment of $1,500,000 in March 2009.

Note 3 —	Litigation, Contingencies and Commitments

See Note 16 to the consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

		Charged to
	Balance,	(Recovery of)	Charged		Balance,
	Beginning	Costs and	to Other		End of
	of Year	Expenses	Accounts	Deductions	Year

Textile Products
Allowance for losses — accounts receivable
Year ended December 31, 2008	$52	$65	$—	$(58)	$59
Year ended December 31, 2007	72	(5)	—	(15)	52
Year ended December 31, 2006	64	68	—	(60)	72
Obsolescence reserve — inventories
Year ended December 31, 2008	$749	$322	$—	$—	$1,071
Year ended December 31, 2007	857	(108)	—	—	749
Year ended December 31, 2006	574	283	—	—	857
Deferred Tax Asset
Valuation allowance
Year ended December 31, 2008	$2,000	$	$(320)	$—	$1,680
Year ended December 31, 2007	—	—	2,000	—	2,000
Year ended December 31, 2006	—	—	—	—	—

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
Number	Description

21	Active subsidiaries of the Registrant as of February 28, 2009
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002