Form 10-Q
period 2009-03-31
HALLWOOD GROUP INC
filed 2009-05-15
CIK 355766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-8303
The Hallwood Group Incorporated
(Exact name of registrant as specified in its charter)

Delaware	51-0261339
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3710 Rawlins, Suite 1500, Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)
214-528-5588
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $0.10 par value per share	1,525,166 shares

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$8,744	$6,016
Accounts receivable, net
Due from factors	20,887	15,385
Trade and other	4,754	6,338
Related parties	13	32
Inventories, net	20,999	21,774
Deferred income tax, net	1,575	3,097
Prepaids, deposits and other assets	571	728
Federal income tax receivable	250	—

	57,793	53,370

Noncurrent Assets
Investments in Hallwood Energy, net	—	—
Property, plant and equipment, net	14,693	15,145
Deferred income tax, net	721	721
Other assets	135	159

	15,549	16,025

Total Assets	$73,342	$69,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$12,228	$10,658
Current portion of loans payable	10,507	27
Accrued expenses and other current liabilities	4,700	5,594
Payable – additional investment in Hallwood Energy	3,201	3,201
State and foreign income taxes payable	491	243

	31,127	19,723

Noncurrent Liabilities
Redeemable preferred stock	1,000	1,000
Long term portion of loans payable	—	10,411

	1,000	11,411

Total Liabilities	32,127	31,134

Contingencies and Commitments (Note 11)

Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods; outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,425	51,425
Retained earnings	2,954	—
Treasury stock, 870,939 shares in both periods, at cost	(13,404)	(13,404)

Total Stockholders’ Equity	41,215	38,261

Total Liabilities and Stockholders’ Equity	$73,342	$69,395

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues
Textile products sales	$39,667	$43,987

Expenses
Textile products cost of sales	29,403	32,552
Administrative and selling expenses	5,484	5,213

	34,887	37,765

Operating income	4,780	6,222

Other Income (Loss)
Interest expense	(72)	(247)
Interest and other income	11	18
Equity loss from investments in Hallwood Energy	—	(2,961)

	(61)	(3,190)

Income before income taxes	4,719	3,032
Income tax expense	1,765	1,466

Net Income	$2,954	$1,566

Net Income Per Common Share
Basic	$1.94	$1.03

Diluted	$1.94	$1.03

Weighted Average Shares Outstanding
Basic	1,525	1,521

Diluted	1,525	1,523

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net Income	$2,954	$1,566

Other Comprehensive Income (Loss)
None	—	—

Comprehensive Income	$2,954	$1,566

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity
Balance, January 1, 2009	2,396	$240	$51,425	$—	871	$(13,404)	$38,261

Net income				2,954			2,954

Balance, March 31, 2009	2,396	$240	$51,425	$2,954	871	$(13,404)	$41,215

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,954	$1,566
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	1,522	807
Depreciation and amortization	593	573
Equity loss from investments in Hallwood Energy	—	2,961
Changes in assets and liabilities:
(Increase) in accounts receivable	(3,899)	(6,106)
Increase (decrease) in accounts payable	1,858	303
Increase in accrued expenses and other current liabilities	(894)	98
(Increase) decrease in inventories	775	(450)
Net change in other assets and liabilities	181	304
Increase (decrease) in income taxes receivable/payable	(2)	574

Net cash provided by operating activities	3,088	630

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property, plant and equipment	(429)	(796)
Investments in Hallwood Energy	—	(5,000)

Net cash used in investing activities	(429)	(5,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities, net	89	2,984
Repayment of other bank borrowings and loans payable	(20)	(25)

Net cash provided by financing activities	69	2,959

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,728	(2,207)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,016	7,260

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,744	$5,053

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2009 and 2008
(unaudited)

Note 1	—	Interim Condensed Consolidated Financial Statements, Organization and New Accounting Pronouncements
     Interim Condensed Consolidated Financial Statements. The interim condensed consolidated financial statements of The Hallwood Group Incorporated and its subsidiaries (the “Company”) (NYSE Amex: HWG), a Delaware Corporation, have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Although condensed, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2008.
     Organization. The Company is a holding company with interests in textile products and energy.
     Textile Products. Textile products operations are conducted through the Company’s wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood has three principal subsidiaries:
•	Kenyon Industries, Inc. (“Kenyon”). Kenyon, located in Rhode Island, uses the latest technologies and processes in dyeing, finishing, coating and printing of woven synthetic products. Kenyon provides quality finishing services for fabrics used in a variety of markets, such as military, luggage and knapsacks, flag and banner, apparel, industrial and sailcloth.

•	Brookwood Laminating, Inc. (“Brookwood Laminating”). Brookwood Laminating, located in Connecticut, uses the latest in processing technology to provide quality laminating services for fabrics used in military clothing and equipment, sailcloth, medical equipment, industrial applications and consumer apparel. Up to seven layers of textile materials can be processed using both wet and dry lamination techniques.

•	Strategic Technical Alliance, LLC (“STA”). STA is part of the Brookwood marketing group and markets advanced breathable, waterproof laminate and other fabrics primarily for military applications. Continued development of these fabrics for military applications is a key element of Brookwood’s business plan. The STA entity, in name only, is being phased out in 2009. The change will have no effect on STA’s customers, suppliers, Brookwood, or the consolidated operations of Brookwood.
     Textile products accounts for all of the Company’s operating revenues. See Note 3 for additional information on Brookwood.
     Energy. The Company’s investment in the energy segment is through Hallwood Energy, L.P. (“Hallwood Energy”). The Company accounts for the investment in Hallwood Energy using the equity method of accounting, recording its pro rata share of Hallwood Energy’s net income (loss), partners’ capital transactions and comprehensive income (loss).
     Hallwood Energy is a privately held independent oil and gas limited partnership and operates as an upstream energy company engaging in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. Hallwood Energy conducts its energy activities from its corporate office located in Dallas, Texas and production office in Searcy, Arkansas. See Note 4 for additional information on Hallwood Energy.
     Bankruptcy filing by Hallwood Energy. On March 1, 2009, Hallwood Energy, L.P., Hallwood Energy Management, LLC (the general partner of Hallwood Energy, “HEM”), and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are being jointly administered and pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company is only an investor in and creditor of Hallwood Energy. The bankruptcy filing does not include the Company or any other of its assets. See Note 4 for additional information on the Hallwood Energy bankruptcy filing.
     Consolidation Policy. The Company’s Brookwood subsidiary operates on a 5-4-4 accounting cycle with its months always ending on a Saturday for accounting purposes, while the parent company, The Hallwood Group Incorporated, operates on a traditional fiscal month accounting cycle. For purposes of the year-end financial statements the Brookwood cycle always ends on

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2009 and 2008
(unaudited)
December 31, however, quarterly interim financial statements may not correspond to the fiscal quarter-end. The Company’s condensed consolidated financial statements as of March 31, 2009 and 2008 include Brookwood’s operations through March 28, 2009 and March 29, 2008, respectively. Estimated operating results of Brookwood for the intervening periods to March 31, 2009 and 2008, respectively, are provided below (in thousands):

	Amounts in Intervening Period
	Three Months Ended March 31,
	2009	2008
	(two business days)	(one business day)
Textile products sales	$1,398	$1,273
Textile products costs of sales	1,134	1,013
Administrative and selling expenses	221	129
     New Accounting Pronouncements. In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not believe that implementation of SFAS No. 162 will have any effect on the Company’s consolidated financial statements.
Note 2—Inventories
     All inventories relate to Brookwood. Inventories as of the balance sheet dates were as follows (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$5,729	$6,215
Work in progress	7,203	6,427
Finished goods	9,145	10,203

	22,077	22,845
Less: Obsolescence reserve	(1,078)	(1,071)

Total	$20,999	$21,774

Note 3—Operations of Brookwood Companies Incorporated
     Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval.
     Brookwood continues to monitor its factors and the effect the current economic crisis may have upon their ability to fulfill their obligations to Brookwood in a timely manner. The financial markets’ inability to determine the extent and longevity of the current economic downturn may have an effect upon Brookwood’s factors that cannot be determined at this time. As of May 1, 2009, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.
     Sales Concentration. Brookwood has several customers who accounted for more than 10% of Brookwood’s sales in the 2009 and 2008 periods. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during both the 2009 and 2008 periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $11,874,000 in the 2009 first quarter, compared to $14,868,000 in the 2008 first quarter, which represented 29.9% and 33.8% of Brookwood’s sales, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”),

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2009 and 2008
(unaudited)
accounted for more than 10% of Brookwood’s sales in 2009. Its relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $6,671,000, in the 2009 first quarter, compared to $4,029,000 in the 2008 first quarter, which represented 16.8% and 9.2% of Brookwood’s sales, respectively. Sales to another customer accounted for slightly more than 10% of sales for 2008 only. Brookwood’s relationship with the customer is ongoing. Sales to that customer, which are also included in military sales, were $2,844,000 in the 2009 first quarter, compared to $4,655,000 in the 2008 first quarter which represented 7.2% and 10.6% of Brookwood sales, respectively.
     Military sales accounted for $28,394,000 and $28,158,000 in the 2009 and 2008 first quarters, which represented 71.6% and 64.0% of Brookwood’s sales, respectively.
     Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At March 31, 2009, there were no cumulative unpaid dividends on the preferred stock.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($13,500,000 at March 31, 2009). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.
Note—4 Investments in Hallwood Energy, L.P.
     Investments in Hallwood Energy as of the balance sheet dates were as follows (in thousands):

	As of March 31, 2009			Amount at		Income (loss) for the
	Percent			which carried at		three months ended
	of Class			March 31,	December 31,	March 31,
Description	Owned		Cost	2009	2008	2009	2008
- Class A limited partner interest	25	% (a)	$50,384	$—	$—	$—	$—
- Class C limited partner interest	13	% (b)	11,084	—	—	—	—
- General partner interest	50%		13	—	—	—	—
- First Convertible Note	17%		5,000	—	—	—	(2,961)
- Second Convertible Note
Cash investment	96%		9,300	—	—	—	—
Less: portion invested by third parties			(380)	—	—	—	—
Commitment to invest additional funds			3,200	—	—	—	—

			$78,601	$—	$—	$—	$(2,961)

(a)	18% after consideration of profit interests

(b)	convertible into a Class A limited partner interest

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2009 and 2008
(unaudited)
     The Company accounts for the investment in Hallwood Energy using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partners’ capital transactions, as appropriate.
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
     On March 1, 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are being jointly administered and pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company is only an investor in and creditor of Hallwood Energy. The bankruptcy filing does not include the Company or any other of its assets.
     As a result of the bankruptcy filing by Hallwood Energy, the extent or value of the Company’s continuing interest in Hallwood Energy, if any, is uncertain. For a further discussion of the bankruptcy case, refer to the section below entitled “Bankruptcy Filing by Hallwood Energy”.
     Hallwood Energy’s management has classified its energy investments into two identifiable geographical areas:
•	Central and Eastern Arkansas – primary targets are the Fayetteville Shale and Penn Sands formations.

•	West Texas – the Barnett Shale and Woodford Shale formations,
     Certain of the Company’s officers and directors are investors in Hallwood Energy. In addition, as a member of management of Hallwood Energy, one officer of the Company holds a profit interest in Hallwood Energy.
     Equity Losses. The general rule for recording equity losses ordinarily indicates that the investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses unless the investor provides or commits to provide additional funds in the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee.
     In connection with the then ongoing efforts to complete the Talisman Energy Transaction (discussed below), the Company loaned Hallwood Energy $2,961,000 in May 2008. Concurrent with the completion of the Talisman Energy Transaction in June 2008, the Company entered into an Equity Support Agreement (the “Equity Support Agreement”) with Hallwood Energy under which the Company committed under certain conditions to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The Company contributed $2,039,000 at the completion date (for a total amount of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances, all of which were issued under the terms of the Second Convertible Note (discussed below). Due to the uncertainties in May 2008 related to the completion of the Talisman Energy Transaction and the Company’s additional investments, if any, the Company recorded an equity loss for the 2008 first quarter to the extent of the $2,961,000 loan.
     An obligation and related additional equity loss were recorded in the 2008 second quarter to the extent of the Company’s commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in accordance with generally accepted accounting principles. The Company’s carrying value of its Hallwood Energy investment, which was zero at December 31, 2008 and 2007, remained at zero as of March 31, 2009.
     The Company’s proportionate share of Hallwood Energy’s accumulated losses that have not been recognized as of March 31, 2009 is approximately $12,892,000, based upon its 25% Class A limited partner ownership percentage.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2009 and 2008
(unaudited)
     In addition to the description of Hallwood Energy’s activities provided in the Company’s 2008 Form 10-K, further information regarding Hallwood Energy is provided below.
     Loan Facilities and Convertible Notes. At March 31, 2009, Hallwood Energy has two loan facilities and two convertible note issues:
•	Senior Secured Credit Facility and Junior Credit Facility. In April 2007, Hallwood Energy entered into a $100,000,000 loan facility (the “Senior Secured Credit Facility”) with a lender (“Hallwood Energy’s Lender”), who is an affiliate of one of Hallwood Energy’s investors. With an initial draw of $65,000,000 in April 2007, most of which was used to repay a former credit facility, and subsequent draws, the Senior Secured Credit Facility was fully funded in October 2007. The outstanding principal balance was $100,000,000 at March 31, 2009 and December 31, 2008.

The Senior Secured Credit Facility, including its amendments, contains various financial covenants, including maximum general and administrative expenses and current and proved collateral coverage ratios and non-financial covenants that restrict Hallwood Energy’s activities The Senior Secured Credit Facility contains a make-whole provision whereby Hallwood Energy is required to pay Hallwood Energy’s Lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2010, exceeds the principal amount on the prepayment date.

In January 2008, Hallwood Energy entered into a $15,000,000 loan facility (the “Junior Credit Facility”) with Hallwood Energy’s Lender and drew the full $15,000,000 available. Borrowings under the Senior Secured Credit Facility and Junior Credit Facility (collectively referred to as the “Secured Credit Facilities”) are both secured by Hallwood Energy’s oil and gas leases and mature on February 1, 2010. The Junior Credit Facility contains various financial covenants and a make-whole provision, materially consistent with the Senior Secured Credit Facility.

Hallwood Energy was not in compliance with the general and administrative expense covenant at March 31, 2008 and the current ratio covenant as of April 30, 2008 required by the Secured Credit Facilities. Hallwood Energy entered into an amendment of the facilities with Hallwood Energy’s Lender in June 2008 to waive the defaults and amend various covenants.

At September 30, 2008 and December 31, 2008, Hallwood Energy was not in compliance with the proved collateral coverage ratio under the Secured Credit Facilities. Accordingly, the interest rate under those facilities is now the defined LIBOR rate plus 12.75% per annum. However, pursuant to a forbearance agreement related to the Talisman Energy Transaction, Hallwood Energy’s Lender agreed not to exercise its other remedies under the facilities until at least 91 days after the termination of the farmout agreement.

To the extent Hallwood Energy was not in default by virtue of pre-March 1, 2009 events, the bankruptcy filing on March 1, 2009 constituted a default under the terms of the Secured Credit Facilities and the forbearance agreement was terminated by its terms upon the bankruptcy filing. However, under the automatic stay provisions of the Bankruptcy Code, Hallwood Energy’s Lender has not been able to foreclose on its collateral. Hallwood Energy’s obligations under the Secured Credit Facilities are the subject of litigation commenced by Hallwood Energy against Hallwood Energy’s Lender, as more fully described in the section below entitled “Litigation”.

•	First Convertible Note. In January 2008, Hallwood Energy entered into a $30,000,000 convertible subordinated note agreement (the “First Convertible Note”). Borrowings bear interest at an annual rate of 16%, payable on a quarterly basis after the completion of a defined equity offering and subject to the prior full payment of borrowings and accrued interest under the Secured Credit Facilities. The First Convertible Note and accrued interest may be converted into Class C interests, or comparable securities, on a dollar for dollar basis. As of March 31, 2009, $28,839,000 principal amount of the First Convertible Notes were outstanding, of which the Company held $5,000,000.

•	Second Convertible Note. In May 2008, Hallwood Energy entered into a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”), which was underwritten by the Company. The Second Convertible Note was issued in connection with the completion of the Talisman Energy Transaction and the related Equity Support Agreement. The Second Convertible Note contains terms comparable to the First Convertible Note. During June and July 2008, the Company sold $380,000 of the Second Convertible Note to other investors in Hallwood Energy. As of March 31, 2009,

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2009 and 2008
(unaudited)
$9,300,000 principal amount of the Second Convertible Notes were outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors.
     Limited Partnership Interests. There are currently three classes of limited partnership interests held in Hallwood Energy:
•	Class C interests bear a 16% priority return which compounds monthly. The priority return will be accrued and become payable when, as and if declared by the general partner of Hallwood Energy. The Class C interests receive priority on any distributions of cash or sales proceeds from a terminating capital transaction, as defined. The Class C capital contributions and unpaid priority returns totaled approximately $84,422,000 and $25,707,000, respectively, at March 31, 2009.

•	Class A interests have certain voting rights and with the general partner would receive 100% of the distributions of available cash and net proceeds from a terminating capital transaction, as defined, subsequent to the payment of all unpaid Class C priority return and of all Class C capital contributions until the unrecovered capital accounts of each Class A partner interest is reduced to zero, and thereafter share in all future distributions of available cash and net proceeds from terminating capital transactions with the holders of the Class B interests.

•	Class B interests represent vested net profit interests awarded to key individuals by Hallwood Energy. At March 31, 2009 and December 31, 2008, outstanding Class B interests had rights to receive 20.0% of distributions of defined available cash and net proceeds from a terminating capital transaction after the unpaid Class C priority return and capital contributions and the unreturned Class A and general partner capital contributions have been reduced to zero.
     Talisman Energy Transaction. In June 2008, Hallwood Energy raised additional capital by entering into an agreement for the sale and farmout to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and the option to pay up to the additional $65,000,000), and entered into an agreement to provide consulting services to the purchaser for one year (the “Talisman Energy Transaction”). FEI prepaid the consulting services agreement which requires two man-weeks per month of service from two senior executives. The revenues from this agreement will be recognized as earned over the course of the twelve month period. In October 2008, FEI elected to make a second payment of $30,000,000 to Hallwood Energy. In February 2009, FEI elected to make a partial funding in the amount of $15,000,000 related to its third payment.
     In connection with the Talisman Energy Transaction, the Company loaned $2,961,000 to Hallwood Energy in May 2008. Contemporaneously with the signing of the sale and farmout agreement, the Company entered into the Equity Support Agreement with Hallwood Energy. The loan of $2,961,000 in May 2008 and an additional loan to Hallwood Energy in June 2008 of $2,039,000 (for a total of $5,000,000) were treated as contributions toward the maximum amount. In September 2008, the Company loaned an additional $4,300,000 to Hallwood Energy under the Equity Support Agreement. Funds advanced to Hallwood Energy pursuant to the Equity Support Agreement are issued under terms of the Second Convertible Note. Subject to certain defenses raised by the Company, the remaining commitment amount under the Equity Support Agreement was $3,200,000 at March 31, 2009.
     Bankruptcy filing by Hallwood Energy. On March 1, 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy), and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are being jointly administered and are pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al, Case No. 09-31253. In addition, as described in Note 11, Hallwood Energy has filed a lawsuit against the Company seeking that the Company contribute to Hallwood Energy an additional $3,200,000 pursuant to the Equity Support Agreement.
     The bankruptcy court has granted Hallwood Energy authority to use its existing cash collateral for operating needs through May 2009. On April 8, 2009, Hallwood Energy’s Lender filed a motion of relief from the automatic stay seeking authority to foreclose on real and personal property owned by Hallwood Energy. On April 13, 2009 FEI filed a motion seeking, inter alia, bankruptcy court determination that the automatic stay was not applicable to its terminating the Farmout Agreement, or in the alternative, for relief from the stay so that it could terminate the Farmout Agreement. Hallwood Energy is seeking to develop a plan of reorganization with the goal of enabling it to continue operations. However, Hallwood Energy has not yet proposed a plan and there is no assurance that a plan will be developed, approved or successfully implemented or that the existing investors in

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2009 and 2008
(unaudited)
Hallwood Energy will have any continuing interest in the reorganized entity. Accordingly, the extent or value of the Company’s continuing interest in Hallwood Energy, if any, is uncertain. Furthermore, the Company is currently unable to determine the additional impact that the Hallwood Energy bankruptcy may have on the Company’s results of operations or financial position, although the carrying value of its investment in Hallwood Energy had been reduced to zero at December 31, 2007 and remained at zero at December 31, 2008 and March 31, 2009.
     Litigation. As of February 25, 2009, the Company had contributed $9,300,000 to Hallwood Energy pursuant to the Equity Support Agreement discussed above. On that date, Hallwood Energy requested that the Company fund the additional $3,200,000, which the Company has not done. As previously discussed, on March 1, 2009, Hallwood Energy, HEM and its subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. On March 30, 2009, Hallwood Energy filed an adversary proceeding against the Company requesting that the Company fund the additional $3,200,000. The case is Hallwood Energy, L.P. v. The Hallwood Group Incorporated, Adversary No. 09-03082, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On April 29, 2009, the Company filed an answer to Hallwood Energy’s lawsuit and denied liability under the Equity Support Agreement. The Company intends to defend the matter vigorously.
     In the lawsuit, Hallwood Energy’s Lender and FEI have filed motions seeking permission to intervene as plaintiffs and the Bankruptcy Court will consider these requests at a hearing scheduled for June 8, 2009.  Among the arguments advanced in support of the motions to intervene is the contention by both proposed interveners that the Company’s failure to fund $3,200,000 under the Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000.  In its motion to intervene, Hallwood Energy’s Lender contends that the additional damage is at least $20,000,000 because it alleges that the failure of the Company to fund the $3,200,000 caused FEI to not fund $20,000,000 due under the Farmout Agreement between Hallwood Energy and FEI.  Hallwood Energy’s Lender also asserts that the Company is liable for exemplary damages of $100,000,000 on account of its failure to fund the last $3,200,000 under the Equity Support Agreement. The Company intends to contest the motions and the allegations vigorously.
     On May 7, 2009, Hallwood Energy and its debtor affiliates filed an adversary proceeding against Hallwood Energy’s Lender and two of its officers to (i) equitably subordinate claims, (ii) recharacterize claims as being equity, (iii) breach of fiduciary duties, (iv) object to claims, and (v) seek declaratory relief.
     The Bankruptcy Court has ordered the parties to participate during June 2009 in nonbinding mediation of the various issues raised.
     On October 27, 2008, Cimarex Energy Co. filed Cimarex Energy Co. v. Hallwood Energy, L.P. in the 298th Judicial District Court in Dallas County, Texas. Cimarex contends that Hallwood Energy has failed to pay approximately $3,700,000 purportedly due under a Participation Agreement between parties related to the Boudreaux #1 Well in Lafayette Parish, Louisiana. Hallwood Energy intends to vigorously defend the claim, which is scheduled for trial on September 28, 2009. The Cimarex action has been stayed by the filing of the Hallwood Energy Chapter 11 proceeding.
     In 2006, Hallwood Energy and its subsidiary Hallwood Petroleum, LLC (collectively referred to herein as the “Hallwood Energy Companies”) entered into two, two-year contracts with Eagle Drilling, LLC (“Eagle Drilling”), under which the contractor was to provide drilling rigs and crews to drill wells in Arkansas. On or about August 14, 2006, one of the masts on the rigs provided under the contracts collapsed. Eagle Drilling subsequently assigned the contracts to Eagle Domestic Drilling Operations, L.L.C. (“Eagle Domestic”).
     The Hallwood Energy Companies filed suit against Eagle Drilling and Eagle Domestic to recover $1,688,000 in funds previously deposited with the contractor under the contracts. Eagle Domestic and its parent and, separately, Eagle Drilling subsequently filed for Chapter 11 bankruptcy protection.
     Eagle Domestic filed an adversary action against the Hallwood Energy Companies in the bankruptcy proceeding in Eagle Domestic Drilling Operations, LLC v. Hallwood Energy, LP and Hallwood Petroleum, LLC; Adversary No. 07-03282 (the “Eagle Domestic Action”) to recover unspecified damages. Hallwood Energy and Eagle Domestic completed a settlement of this action on February 11, 2009 and mutually released any claims the parties and their affiliates may have against each other. The parties also agreed to file a joint motion requesting dismissal of the Eagle Domestic Action, but they have not yet submitted this motion.
     The Hallwood Energy Companies’ and Eagle Drilling’s claims are pending in the Oklahoma Bankruptcy Court in Eagle Domestic Drilling Operations, LLC and Eagle Drilling, LLC v. Hallwood Petroleum, LLC and Hallwood Energy, LP, Adversary

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2009 and 2008
(unaudited)
No. 07-01209 NLJ, and Hallwood Petroleum, LLC and Hallwood Energy, LP v. Eagle Domestic Drilling Operations, LLC and Eagle Drilling, LLC, Adversary No. 08-01007 NLJ.
     The Hallwood Energy Companies and Eagle Drilling announced a settlement to the Court on December 4, 2008, wherein Eagle Drilling and the Hallwood Energy Companies, together with their affiliates, principals and numerous related parties, mutually released all claims they had against each other and agreed to dismiss the pending actions in the Oklahoma Bankruptcy Court. Eagle Drilling also agreed to dismiss its appeal of the Texas Bankruptcy Court order. The parties attempted to memorialize the settlement in a written agreement, but the terms announced to the Court are binding on the parties. Due in part to the inability to reach an agreement with Eagle Drilling on a written document, the Hallwood Energy Companies filed a motion for an order approving compromise of the controversy pursuant to Bankruptcy Rule 9019 and enforcing settlement. No hearing on the Hallwood Energy Companies’ motion has been scheduled.
     The Hallwood Energy Companies are currently unable to determine the impact that the above-referenced bankruptcy cases and associated litigation may have on its results of operations or its financial position.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2009 and 2008
(unaudited)
     The following table sets forth unaudited summarized financial data for Hallwood Energy (in thousands):

	March 31,	December 31,
	2009	2008
Balance Sheet Data
Cash and cash equivalents	$9,365	$18,706
Oil and gas properties, net	73,057	86,347
Total assets	89,449	111,100
Notes payable (including make-whole fees)	144,553	155,849
Total liabilities	173,735	195,380
Partners’ capital (deficiency)	(84,286)	(84,280)

	Three Months Ended
	March 31,
	2009	2008
Statement of Operations Data
Revenues	$2,136	$4,563

Expenses	14,502	11,554

Operating Loss	(12,366)	(6,991)

Other Income (Expense)	12,360	(3,297)

Net Loss	$(6)	$(10,288)

Note 5—Loans Payable
     Loans payable at the balance sheet dates were as follows (in thousands):

	March 31,	December 31,
	2009	2008
Working capital revolving credit facility, interest at Libor +1.25% - 1.75% or Prime; due January 2010	$10,500	$10,411
Equipment term loans, interest at various rates; due April 2009	7	27

Total	10,507	10,438
Current portion	(10,507)	(27)

Noncurrent portion	$—	$10,411

     Working Capital Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $25,000,000 with Key Bank National Association (the “Working Capital Revolving Credit Facility”). Borrowings are collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The facility bears interest at Brookwood’s option of Prime, or Libor plus 1.25% - 1.75% (variable depending on compliance ratios) and contains various covenants. The interest rate was a blended rate of 2.02% and 2.30% at March 31, 2009 and December 31, 2008, respectively. The outstanding principal balance was $10,500,000 at March 31, 2009 and Brookwood had $14,379,000 of borrowing availability under this facility, which is net of a standby letter of credit of $121,000.
     At March 31, 2009, the Working Capital Revolving Credit Facility was reclassified to a current liability because it matures in less than one year, pending a renewal or replacement of the facility.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2009 and 2008
(unaudited)
     Equipment Term Loans. Brookwood has a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank. The interest rate for the remaining equipment loan was 2.27% and 2.26% at March 31, 2009 and December 31, 2008, respectively. The outstanding principal balance at March 31, 2009 was $7,000 and Brookwood had $2,993,000 of borrowing availability under this facility.
     Loan Covenants. The Working Capital Revolving Credit Facility provides for a maximum total debt to tangible net worth ratio of 1.50 and a covenant that Brookwood shall maintain a quarterly minimum net income of not less than one dollar. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the Working Capital Revolving Credit Facility. As of the end of all interim periods in 2009 and 2008 and as of December 31, 2008, Brookwood was in compliance with its loan covenants, although an amendment to the Working Capital Revolving Credit Facility was entered into in June 2008 to allow a $4,800,000 dividend payment in June 2008, which restricted calendar 2008 total dividends from Brookwood to the Company to $9,300,000.
     Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the Key Bank loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $34,842,000 and $32,754,000 as of March 31, 2009 and December 31, 2008, respectively.
Note 6—Stockholders’ Equity
     Stock Options. The Company established the 1995 Stock Option Plan for The Hallwood Group Incorporated (the “1995 Plan”) which authorized the granting of nonqualified stock options to employees, directors and consultants of the Company. The 1995 Plan authorized options to purchase up to 244,800 shares of common stock of the Company. The exercise prices of all options granted were at the fair market value of the Company’s stock on the date of grant, had an expiration date of ten years from date of grant and were fully vested on the date of grant.
     At March 31, 2009, there were no outstanding stock options as the remaining options were exercised in December 2008. The 1995 Plan terminated in June 2005 and no new options can be issued under the 1995 Plan.
Note 7—Income Taxes
     Following is a schedule of the income tax expense (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Federal
Deferred	$1,522	$807
Current	—	—

Sub-total	1,522	807

State
Deferred	—	—
Current	243	659

Sub-total	243	659

Total	$1,765	$1,466

     The net deferred tax asset was $2,296,000 and $3,818,000 at March 31, 2009 and December 31, 2008, respectively. The deferred tax asset at March 31, 2009 was comprised of $550,000 attributable to temporary differences, $987,000 attributable to a federal net operating loss carryforward, and $759,000 of alternative minimum tax credits. The December 31, 2008 amount was attributable to temporary differences of $550,000, a federal net operating loss carryforward of $2,509,000 and $759,000 of alternative minimum tax credits. The effective federal tax rate in both periods was 34%, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2009 and 2008
(unaudited)
     The federal income tax receivable at March 31, 2009 of $250,000 is attributable to an anticipated refund of an estimated tax payment paid by the Company at March 15, 2009. For 2008, the Company anticipates reporting taxable income which resulted principally from operating income from Brookwood, offset by the flow-through of its partnership losses from its Hallwood Energy investment. Due to the federal net operating loss carryforward, it is anticipated that the Company will not pay any federal income tax related to its 2008 operations.
Note 8—Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):
Supplemental schedule of non-cash investing and financing activities:

	Three Months Ended
	March 31,
Description	2009	2008
Change in payable – additional investment in Hallwood Energy	$—	$2,961

Accrued capital expenditures in accounts payable:
Amount at end of period	$20	$209

Supplemental disclosures of cash payments:

Income taxes paid	$336	$96
Interest paid	64	257
Note 9—Computation of Income Per Common Share
     The following table reconciles weighted average shares outstanding from basic to diluted and reconciles net income used in the computation of income per share for the basic and diluted methods (in thousands):

	Three Months Ended
	March 31,
Description	2009	2008
Weighted Average Shares Outstanding
Basic	1,525	1,521
Potential shares from assumed exercise of stock options	—	4
Potential repurchase of shares from stock option proceeds	—	(2)

Diluted	1,525	1,523

Net Income
Basic and diluted	$2,954	$1,566

Note 10—Related Party Transactions
     Hallwood Investments Limited. The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), a corporation affiliated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2009 and 2008
(unaudited)
subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000. The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services and for travel and related expenses to and from the Company’s corporate office and Brookwood’s facilities.
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Consulting fees	$249	$249
Office space and administrative services	57	93
Travel and related expenses	28	3

Total	$334	$345

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
     HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the three months ended March 31, 2009 and 2008, HIL reimbursed the Company $17,000 and $40,000, respectively, for such expenses
     In January 2008, HIL loaned $5,000,000 to Hallwood Energy in connection with Hallwood Energy’s $30,000,000 First Convertible Note. Terms of the First Convertible Note agreement are discussed Note 4. As of May 1, 2009, HIL and one of its affiliated entities have invested $19,156,000 in Hallwood Energy, of which $14,156,000 was in the form of Class C limited partnership interest and $5,000,000 of its First Convertible Note.
     Hallwood Financial Limited. As further discussed in Note 13, Hallwood Financial Limited, a corporation affiliated with Mr. Gumbiner, announced on April 20, 2009 that it had advised the Board of Directors that it intends to make an offer to acquire all of the outstanding common stock of the Company not already beneficially owned by Hallwood Financial Limited.
     Hallwood Energy. Hallwood Energy shares common offices, facilities and certain staff in its Dallas office with the Company and Hallwood Energy is obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the three months ended March 31, 2009 and 2008, Hallwood Energy reimbursed the Company $53,000 and $86,000 for such expenses, respectively. As a result of its bankruptcy filing on March 1, 2009, Hallwood Energy’s continuing obligation and ability to pay its share of these lease and other costs is uncertain.
Note 11—Litigation, Contingencies and Commitments
     Reference is made to Note 16 to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2008.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2009 and 2008
(unaudited)
     In July 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that the defendants infringed five United States patents pertaining to internally-coated webs: U.S. Patent No. 5,418,051; 5,856,245; 5,869,172; 6,071,602 and 6,129,978. On October 3, 2007, the U.S. District Court dismissed The Hallwood Group Incorporated from the lawsuit. Brookwood timely answered the lawsuit. Nextec sought leave of Court to add two additional patents to the lawsuit: U.S. Patent No. 5,954,902 and 6,289,841. The Court granted leave to Nextec, and Nextec filed its amended complaint September 19, 2008. Brookwood intends to vigorously defend all claims. Brookwood believes it possesses valid defenses, however due to the nature of litigation, the ultimate outcome of this case is indeterminable at this time.
     In April 2009, a claim was filed against the Company, each of its directors and Hallwood Financial Limited in the state district court in Dallas County, Texas by a purported stockholder of the Company on behalf of the stockholders of the Company other than Hallwood Financial Limited. The plaintiff alleges that in connection with the announcement by Hallwood Financial Limited that it intended to commence an offer to acquire the remaining outstanding shares of the Company’s common stock not beneficially owned by Hallwood Financial Limited, each of the directors breached their fiduciary duties to the minority stockholders, and that the Company and Hallwood Financial Limited aided and abetted that breach. The plaintiff is also seeking to enjoin the proposed offer. The case is styled as Gottlieb v. The Hallwood Group, Inc., et al, No. 9-05042, 134th Judicial District, Dallas County, Texas. The Company believes the claim is premature and without merit. The Company intends to contest this matter vigorously.
     As further described in Note 4, in connection with the Acquisition and Farmout Agreement entered into between Hallwood Energy and FEI, in June 2008, the Company and Hallwood Energy entered into an Equity Support Agreement dated June 9, 2008, under which the Company agreed, under certain conditions, to contribute to Hallwood Energy up to $12,500,000, in consideration for which the Company would receive equity or debt securities of Hallwood Energy. As of February 25, 2009 the Company had contributed $9,300,000 to Hallwood Energy pursuant to the Equity Support Agreement. On that date, Hallwood Energy requested that the Company fund the additional $3,200,000, which the Company has not done. As previously discussed, on March 1, 2009, Hallwood Energy, HEM and Hallwood Energy’s subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. On March 30, 2009, Hallwood Energy filed an adversary proceeding against the Company requesting that the Company fund the additional $3,200,000. The case is Hallwood Energy, L.P. v. The Hallwood Group Incorporated, Adversary No. 09-03082, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On April 29, 2009, the Company filed an answer to Hallwood Energy’s lawsuit and denied liability under the Equity Support Agreement. The Company intends to defend the matter vigorously.
     In the lawsuit, Hallwood Energy’s Lender and FEI have filed motions seeking permission to intervene as plaintiffs and the Bankruptcy Court will consider these requests at a hearing scheduled for June 8, 2009.  Among the arguments advanced in support of the motions to intervene is the contention by both proposed interveners that the Company’s failure to fund $3,200,000 under the Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000.  In its motion to intervene, Hallwood Energy’s Lender contends that the additional damage is at least $20,000,000 because it alleges that the failure of the Company to fund the $3,200,000 caused FEI to not fund $20,000,000 due under the Farmout Agreement between Hallwood Energy and FEI.  Hallwood Energy’s Lender also asserts that the Company is liable for exemplary damages of $100,000,000 on account of its failure to fund the last $3,200,000 under the Equity Support Agreement. The Company intends to contest the motions and the allegations vigorously.
     The Bankruptcy Court has ordered the parties to participate during June 2009 in nonbinding mediation of the various issues raised.
     Hallwood Energy. As a significant investor in Hallwood Energy, the Company may be impacted by litigation involving Hallwood Energy. Refer to Note 4 for a further description of certain litigation involving Hallwood Energy.
     On March 1, 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company is only an investor in and creditor of Hallwood Energy. The bankruptcy filing does not include the Company or any other of its assets. Refer to Note 4 for a further description of the bankruptcy case.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2009 and 2008
(unaudited)
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
     In August 2005, the Rhode Island Department of Health (“RIDOH”) issued a compliance order to Kenyon, alleging that Kenyon is a non-community water system and ordering Kenyon to comply with the RIDOH program for public water supply systems. Kenyon contested the compliance order and an administrative hearing was held in November 2005. No decision was ever rendered by RIDOH. However, by letter dated July 23, 2008, the United States Environmental Protection Agency (“EPA”) advised Kenyon that it is the EPA’s position that the Kenyon facility is a “Public Water System” and subject to regulation under the “Safe Drinking Water Act”. As a result, in January 2009, Kenyon entered into a Consent Order with RIDOH agreeing to apply for a public water license and submit plans to comply with the aforementioned regulations. Conformance with the Consent Order will require the Company to revamp Kenyon’s water supply system, at an anticipated minimum cost of $100,000.
     In June 2007, the Rhode Island Department of Environmental Management (“RIDEM”) issued a Notice of Alleged Violation (“NOV”) to Kenyon, alleging that Kenyon violated certain provisions of its wastewater discharge permit and seeking an administrative penalty of $79,000. Kenyon filed an Answer and Request for Hearing in which it disputed certain allegations in the NOV and the amount of the penalty. An informal meeting was held with RIDEM in August 2007. Following settlement negotiations, a Consent Agreement was executed in June 2008. The Consent Agreement required the Company to pay a $5,000 fine and perform two Supplemental Environmental Projects (“SEPs”) at a total cost of $161,000. As of March 2009, one SEP had been completed. The Company is presently awaiting RIDEM approval of the engineering plans for the second SEP. Once the approval is received, the second SEP will be performed. The Company anticipates that the second SEP will be completed during 2009.
     Other Contingencies. In May 2009, one of Brookwood’s suppliers advised Brookwood that shipments to Brookwood during the period from September 2008 to April 2009 of a quantity of greige fabric from the supplier incorporated some yarn fiber from their vendor that was not of domestic origin. The fabric in question was ordered to fill contracts in support of the United States military and was required to be domestic. Brookwood’s suppliers have advised that the greige fabric containing the non-compliant yarn was supplied inadvertently to Brookwood in limited quantity. Brookwood has determined that this yarn affects one of their greige products. Brookwood is in the process of determining the effect, if any, upon Brookwood. Brookwood has advised its affected customers and the United States military of this circumstance.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2009 and 2008
(unaudited)
Note 12—Segment and Related Information
     The following represents the Company’s reportable segment operations for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	Textile
	Products	Energy	Other	Consolidated
Three months ended March 31, 2009
Total revenue from external sources	$39,667			$39,667

Operating income (loss)	$5,859	$—	$(1,079)	$4,780
Other income (loss), net	(72)	—	11	(61)

Income (loss) before income taxes	$5,787	$—	$(1,068)	$4,719

Three months ended March 31, 2008
Total revenue from external sources	$43,987			$43,987

Operating income (loss)	$7,403	$—	$(1,181)	$6,222
Other income (loss), net	(247)	(2,961)	18	(3,190)

Income (loss) before income taxes	$7,156	$(2,961)	$(1,163)	$3,032

     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2008 annual report. The total assets for the Company’s operating segments have not materially changed since the December 31, 2008 annual report.

Note 13	—	Offer to Acquire All Outstanding Publicly Held Common Shares of Company by Chairman and Principal Stockholder
     On April 20, 2009, Hallwood Financial Limited (“Hallwood Financial”), a corporation affiliated with Mr. Anthony J. Gumbiner, a director, Chairman of the Board of Directors and Chief Executive Officer of the Company, which currently owns 65.7% of the outstanding common stock of the Company, announced that it had advised the Board of Directors of the Company that it intends to make an offer to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by Hallwood Financial (approximately 523,591 shares). In its announcement, Hallwood Financial has indicated that it intends to offer $12.00 per share in cash for each share of common stock not already owned by Hallwood Financial.
     In response to Hallwood Financial’s announcement, the Company has appointed a Special Committee of two independent directors, Charles A. Crocco, Jr. and M. Garrett Smith, to evaluate Hallwood Financial’s proposal and make recommendations to the Board. The Special Committee has been authorized to retain independent legal counsel and financial advisors to assist in evaluating Hallwood Financial’s proposal.
     The offer proposed by Hallwood Financial has not yet commenced.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     General. The Company currently operates as a holding company with interests in textile products and energy.
     Textile Products. In 2008 and 2009, the Company derived all of its operating revenues from the textile activities of its Brookwood Companies Incorporated (“Brookwood”) subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, cost and availability of supplies, Brookwood’s response to competition, its ability to generate new markets and products and the effect of global trade regulation. Although the Company’s textile activities have generated positive cash flow in recent years, there is no assurance that this trend will continue.
     While Brookwood has enjoyed substantial growth in its military business, there is no assurance that this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $28,394,000 for the 2009 first quarter were $236,000, or 0.8%, higher than the comparable period amount of $28,158,000 in 2008.
     From time to time, the military limits orders for existing products and adopts revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. The U.S. government released orders in 2007 and 2008 that include Brookwood’s products, which resulted in a substantial increase in military sales over prior periods. Changes in specifications or orders present a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications and production requirements. Brookwood has regularly conducted research and development on various processes and products intended to comply with the revised specifications and participates in the bidding process for new military products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. In addition, the U.S. government is releasing contracts for shorter periods than in the past. The Company acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sales trends.
     Unstable global nylon and chemical pricing and volatile domestic energy costs, coupled with a varying product mix, have continued to cause fluctuations in Brookwood’s margins, a trend that will potentially continue.
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
     The U.S. textile industry has been and continues to be negatively impacted by existing worldwide trade practices, including the North American Free Trade Agreement (“NAFTA”), the Central American Free Trade Agreement (“CAFTA”), anti-dumping and duty enforcement activities by the U.S. Government and by the value of the U.S. dollar in relation to other currencies. The establishment of the World Trade Organization (“WTO”) in 1995 has generally resulted in the phase out of quotas on textiles and apparel, effective January 1, 2005. Brookwood does not believe these developments will have a material impact on its business.
     Under NAFTA and CAFTA there are no textile and apparel quotas between the U. S. and the other parties for products that meet certain origin criteria. Tariffs among the countries are either already zero or are being phased out. Although these actions have the effect of exposing Brookwood’s market to the lower price structures of the other countries and, therefore, continuing to increase competitive pressures, management is not able to predict their specific impact.
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
     Energy. Hallwood Energy is a privately held independent oil and gas limited partnership and operates as an upstream energy company engaging in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. Hallwood Energy conducts its energy activities from its corporate office located in Dallas, Texas and production office in Searcy, Arkansas. As of March 31, 2009, the Company had invested $61,480,000 in Hallwood Energy, which represented approximately 22% of the blended Class A and Class C limited partner interests (18% after consideration of profit interests) of Hallwood Energy. In addition, the Company loaned Hallwood Energy $13,920,000 in the form of convertible notes issued by Hallwood Energy.
     On March 1, 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company is only an investor in and creditor of Hallwood Energy. The bankruptcy filing does not include the Company or any other of its assets. For a further discussion of the bankruptcy case, refer to the section entitled “Investments in Hallwood Energy – Bankruptcy Filing by Hallwood Energy”.
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
     Results of Operations
     The Company reported net income of $2,954,000 for the quarter ended March 31, 2009, compared to net income of $1,566,000 in 2008. Revenue for the 2009 first quarter was $39,667,000, compared to $43,987,000 in 2008.
     Revenues
     Textile products sales of $39,667,000 decreased by $4,320,000, or 9.8%, in the 2009 first quarter, compared to $43,987,000, in 2008. The decrease was principally due to a decrease in the commercial market segment, as well as sail cloth, flag and other customers and products affected by the current economic downturn. Sales of specialty fabric to U.S. military contractors were stable in the 2009 first quarter, as compared to the 2008 first quarter. Military sales accounted for $28,394,000 and $28,158,000 in the 2009 and 2008 first quarters, which represented 71.6% and 64.0% of Brookwood’s sales, respectively.
     Brookwood has several customers who accounted for more than 10% of Brookwood’s sales in the 2009 and 2008 periods. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during both the 2009 and 2008 periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $11,874,000 in the 2009 first quarter, compared to $14,868,000 in the 2008 first quarter, which represented 29.9% and 33.8% of Brookwood’s sales, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2009. Its relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $6,671,000, in the 2009 first quarter, compared to $4,029,000 in the 2008 first quarter, which represented 16.8% and 9.2% of Brookwood’s sales, respectively. Sales to another customer accounted for slightly more than 10% of sales for 2008 only. Brookwood’s relationship with the customer is ongoing. Sales to that customer, which are also included in military sales, were $2,844,000 in the 2009 first quarter, compared to $4,655,000 in the 2008 first quarter which represented 7.2% and 10.6% of Brookwood sales, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Expenses
     Textile products cost of sales of $29,403,000 for the 2009 first quarter decreased by $3,149,000, or 9.7%, compared to $32,552,000 in 2008. The 2009 decrease principally resulted from reduced sales volume, changes in product mix, and reduced utility costs which decreased 21% in the 2009 first quarter compared to the 2008 first quarter. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network and associated manufacturer’s rebates. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
     The gross profit margin for the 2009 first quarter, as compared to the 2008 first quarter, (25.9% versus 26.0%) remained stable. Lower sales volume-related increases were offset by changes in product mix, manufacturing efficiencies such as reductions in material working loss and energy savings.
     Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Textile products	$4,405	$4,032
Corporate	1,079	1,181

Total	$5,484	$5,213

     Textile products administrative and selling expenses of $4,405,000 for the 2009 first quarter increased by $373,000, or 9.3%, from the 2008 amount of $4,032,000. The increase in the 2009 first quarter from the 2008 first quarter was primarily attributable to an increase of $448,000 in professional services, principally legal fees, and $217,000 of employee related expenses (e.g. salaries and benefits) and was partially offset by reduced costs of $251,000 related to performance and other related payroll costs and $34,000 in factor commissions due to lower sales. The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, factor commissions, marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $225,000 and $252,000 in the 2009 and 2008 quarters, respectively.
     Corporate administrative expenses were $1,079,000 for the 2009 first quarter, compared to $1,181,000 for 2008. The decrease of $102,000, or 8.6%, was principally attributable to decreased employee related expenses of $120,000 due to a reduction in staff, partially offset by increased professional fees of $59,000.
     Other Income (Loss)
     Equity loss from the Company’s investments in Hallwood Energy, attributable to the Company’s proportionate share of loss in Hallwood Energy, to the extent of its investment and commitment to provide additional financial support to Hallwood Energy, was zero in the 2009 first quarter, compared to $2,961,000 in 2008. In the 2009 first quarter, Hallwood Energy reported a loss of $6,000, which included an impairment of its oil and gas properties of $11,499,000 and a benefit related to a reduction in the fair value of make-whole fees associated with Hallwood Energy’s debt of $11,371,000. The Company did not record an equity loss in the 2009 first quarter as it had previously reduced the carrying value of its investment in Hallwood Energy to zero, and it discontinued applying the equity method because it has not provided or committed to provide additional funds or financial support to Hallwood Energy. In the 2008 first quarter, Hallwood Energy reported a loss of $10,288,000, which included an expense of $4,750,000 in regards to a settlement of a lawsuit. The make-whole fee was included in interest expense. The Company recorded the equity loss in the 2008 first quarter to the extent of the $2,961,000 loan it made to Hallwood Energy in May 2008 and reduced its carrying value of its investment in Hallwood Energy to zero. As of March 31, 2009, the Company’s proportionate share of Hallwood Energy’s accumulated losses that have not been recognized is approximately $12,892,000, based upon the Company’s 25% Class A limited partner ownership percentage.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Interest expense of $72,000 in the 2009 first quarter and $247,000 for the 2008 first quarter is principally related to Brookwood’s Working Capital Revolving Credit Facility. The decrease in interest expense was due to a decrease in the average outstanding loan amount and lower interest rates (2.02% and 4.63% at March 31, 2009 and 2008, respectively).
     Interest and other income was $11,000 in the 2009 first quarter, compared to $18,000 in 2008. The 2009 decrease was principally due reduced interest income earned on lower balances of cash and cash equivalents.
     Income Taxes
     Following is a schedule of income tax expense (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Federal
Deferred	$1,522	$807
Current	—	—

Sub-total	1,522	807

State
Deferred	—	—
Current	243	659

Sub-total	243	659

Total	$1,765	$1,466

     At March 31, 2009, the deferred tax asset was attributable to temporary differences, that upon reversal, could be utilized to offset income from operations, a federal net operating loss carryforward and alternative minimum tax credits. The effective federal tax rate in both periods was 34%, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     Investments in Hallwood Energy
     At March 31, 2009 and December 31, 2008, the Company had invested $61,481,000 in Hallwood Energy, which represented approximately 22% of the blended Class A and Class C limited partner interests (18% after consideration of profit interests). In addition, the Company loaned Hallwood Energy $13,920,000 in the form of convertible notes issued by Hallwood Energy. The Company accounts for the investment in Hallwood Energy using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partners’ capital transactions, as appropriate.
     On March 1, 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are being jointly administered and pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company is only an investor in and creditor of Hallwood Energy. The bankruptcy filing does not include the Company or any other of its assets.
     As a result of the bankruptcy filing by Hallwood Energy, the extent or value of the Company’s continuing interest in Hallwood Energy, if any, is uncertain. For a further discussion of the bankruptcy case, refer to the section below entitled “Bankruptcy Filing by Hallwood Energy”.
     Hallwood Energy’s management has classified its energy investments into two identifiable geographical areas:
•	Central and Eastern Arkansas – primary targets are the Fayetteville Shale and Penn Sands formations.

•	West Texas – the Barnett Shale and Woodford Shale formations,

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain of the Company’s officers and directors are investors in Hallwood Energy. In addition, as a member of management of Hallwood Energy, one officer of the Company holds a profit interest in Hallwood Energy.
     Equity Losses. The general rule for recording equity losses ordinarily indicates that the investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses unless the investor provides or commits to provide additional funds in the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee.
     In connection with the then ongoing efforts to complete the Talisman Energy Transaction (discussed below), the Company loaned Hallwood Energy $2,961,000 in May 2008. Concurrent with the completion of the Talisman Energy Transaction in June 2008, the Company entered into an Equity Support Agreement (the “Equity Support Agreement”) with Hallwood Energy under which the Company committed under certain conditions to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The Company contributed $2,039,000 at the completion date (for a total amount of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances, all of which were issued under the terms of the Second Convertible Note (discussed below). Due to the uncertainties in May 2008 related to the completion of the Talisman Energy Transaction and the Company’s additional investments, if any, the Company recorded an equity loss for the 2008 first quarter to the extent of the $2,961,000 loan.
     An obligation and related additional equity loss was recorded in the 2008 second quarter to the extent of the Company’s commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in accordance with generally accepted accounting principles. The Company’s carrying value of its Hallwood Energy investment, which was zero at December 31, 2008 and 2007, remained at zero as of March 31, 2009.
     The Company’s proportionate share of Hallwood Energy’s accumulated losses that have not been recognized as of March 31, 2009 is approximately $12,892,000, based upon its 25% Class A limited partner ownership percentage.
     In addition to the description of Hallwood Energy’s activities provided in the Company’s 2008 Form 10-K, further information regarding Hallwood Energy is provided below.
     Loan Facilities and Convertible Notes. At March 31, 2009, Hallwood Energy has two loan facilities and two convertible note issues:
•	Senior Secured Credit Facility and Junior Credit Facility. In April 2007, Hallwood Energy entered into a $100,000,000 loan facility (the “Senior Secured Credit Facility”) with a lender (“Hallwood Energy’s Lender”), who is an affiliate of one of Hallwood Energy’s investors. With an initial draw of $65,000,000 in April 2007, most of which was used to repay a former credit facility, and subsequent draws, the Senior Secured Credit Facility was fully funded in October 2007. The outstanding principal balance was $100,000,000 at March 31, 2009 and December 31, 2008.

The Senior Secured Credit Facility, including its amendments, contains various financial covenants, including maximum general and administrative expenses and current and proved collateral coverage ratios and non-financial covenants that restrict Hallwood Energy’s activities The Senior Secured Credit Facility contains a make-whole provision whereby Hallwood Energy is required to pay Hallwood Energy’s Lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2010, exceeds the principal amount on the prepayment date.

In January 2008, Hallwood Energy entered into a $15,000,000 loan facility (the “Junior Credit Facility”) with Hallwood Energy’s Lender and drew the full $15,000,000 available. Borrowings under the Senior Secured Credit Facility and Junior Credit Facility (collectively referred to as the “Secured Credit Facilities”) are both secured by Hallwood Energy’s oil and gas leases and mature on February 1, 2010. The Junior Credit Facility contains various financial covenants and a make-whole provision, materially consistent with the Senior Secured Credit Facility.

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
At September 30, 2008 and December 31, 2008, Hallwood Energy was not in compliance with the proved collateral coverage ratio under the Secured Credit Facilities. Accordingly, the interest rate under those facilities is now the defined LIBOR rate plus 12.75% per annum. However, pursuant to a forbearance agreement related to the Talisman Energy Transaction, Hallwood Energy’s Lender agreed not to exercise its other remedies under the facilities until at least 91 days after the termination of the farmout agreement.

To the extent Hallwood Energy was not in default by virtue of pre-March 1, 2009 events, the bankruptcy filing on March 1, 2009 constituted a default under the terms of the Secured Credit Facilities and the forbearance agreement was terminated by its terms upon the bankruptcy filing. However, under the automatic stay provisions of the Bankruptcy Code, Hallwood Energy’s Lender has not been able to foreclose on its collateral. Hallwood Energy’s obligations under the Secured Credit Facilities are the subject of litigation commenced by Hallwood Energy against Hallwood Energy’s Lender, as more fully described in the section below entitled “Litigation”.

•	First Convertible Note. In January 2008, Hallwood Energy entered into a $30,000,000 convertible subordinated note agreement (the “First Convertible Note”). Borrowings bear interest at an annual rate of 16%, payable on a quarterly basis after the completion of a defined equity offering and subject to the prior full payment of borrowings and accrued interest under the Secured Credit Facilities. The First Convertible Note and accrued interest may be converted into Class C interests, or comparable securities, on a dollar for dollar basis. As of March 31, 2009, $28,839,000 principal amount of the First Convertible Notes were outstanding, of which the Company held $5,000,000.

•	Second Convertible Note. In May 2008, Hallwood Energy entered into a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”), which was underwritten by the Company. The Second Convertible Note was issued in connection with the completion of the Talisman Energy Transaction and the related Equity Support Agreement. The Second Convertible Note contains terms comparable to the First Convertible Note. During June and July 2008, the Company sold $380,000 of the Second Convertible Note to other investors in Hallwood Energy. As of March 31, 2009, $9,300,000 principal amount of the Second Convertible Notes were outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors.
Limited Partnership Interests. There are currently three classes of limited partnership interests held in Hallwood Energy:
•	Class C interests bear a 16% priority return which compounds monthly. The priority return will be accrued and become payable when, as and if declared by the general partner of Hallwood Energy. The Class C interests receive priority on any distributions of cash or sales proceeds from a terminating capital transaction, as defined. The Class C capital contributions and unpaid priority returns totaled approximately $84,422,000 and $25,707,000, respectively, at March 31, 2009.

•	Class A interests have certain voting rights and with the general partner would receive 100% of the distributions of available cash and net proceeds from a terminating capital transaction, as defined, subsequent to the payment of all unpaid Class C priority return and of all Class C capital contributions until the unrecovered capital accounts of each Class A partner interest is reduced to zero, and thereafter share in all future distributions of available cash and net proceeds from terminating capital transactions with the holders of the Class B interests.

•	Class B interests represent vested net profit interests awarded to key individuals by Hallwood Energy. At March 31, 2009 and December 31, 2008, outstanding Class B interests had rights to receive 20.0% of distributions of defined available cash and net proceeds from a terminating capital transaction after the unpaid Class C priority return and capital contributions and the unreturned Class A and general partner capital contributions have been reduced to zero.
     Talisman Energy Transaction. In June 2008, Hallwood Energy raised additional capital by entering into an agreement for the sale and farmout to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and the option to pay up to the additional $65,000,000), and entered into an agreement to provide consulting services to the purchaser for one year (the “Talisman Energy Transaction”). FEI prepaid the consulting services agreement which requires two man-weeks per month of service from two senior executives. The revenues from this agreement will be recognized as earned over the course of the twelve month period. In October 2008, FEI elected to make a second payment of $30,000,000 to Hallwood Energy. In February 2009, FEI elected to make a partial funding in the amount of $15,000,000 related to its third payment.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In connection with the Talisman Energy Transaction, the Company loaned $2,961,000 to Hallwood Energy in May 2008. Contemporaneously with the signing of the sale and farmout agreement, the Company entered into the Equity Support Agreement with Hallwood Energy. The loan of $2,961,000 in May 2008 and an additional loan to Hallwood Energy in June 2008 of $2,039,000 (for a total of $5,000,000) were treated as contributions toward the maximum amount. In September 2008, the Company loaned an additional $4,300,000 to Hallwood Energy under the Equity Support Agreement. Funds advanced to Hallwood Energy pursuant to the Equity Support Agreement are issued under terms of the Second Convertible Note. Subject to certain defenses raised by the Company, the remaining commitment amount under the Equity Support Agreement was $3,200,000 at March 31, 2009.
     Bankruptcy filing by Hallwood Energy. On March 1, 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy), and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are being jointly administered and are pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al, Case No. 09-31253. In addition, as described in below, Hallwood Energy has filed a lawsuit against the Company seeking that the Company contribute to Hallwood Energy an additional $3,200,000 pursuant to the Equity Support Agreement.
     The bankruptcy court has granted Hallwood Energy authority to use its existing cash collateral for operating needs through May 2009. On April 8, 2009, Hallwood Energy’s Lender filed a motion of relief from the automatic stay seeking authority to foreclose on real and personal property owned by Hallwood Energy. On April 13, 2009 FEI filed a motion seeking, inter alia, bankruptcy court determination that the automatic stay was not applicable to its terminating the Farmout Agreement, or in the alternative, for relief from the stay so that it could terminate the Farmout Agreement. Hallwood Energy is seeking to develop a plan of reorganization with the goal of enabling it to continue operations. However, Hallwood Energy has not yet proposed a plan and there is no assurance that a plan will be developed, approved or successfully implemented or that the existing investors in Hallwood Energy will have any continuing interest in the reorganized entity. Accordingly, the extent or value of the Company’s continuing interest in Hallwood Energy, if any, is uncertain. Furthermore, the Company is currently unable to determine the additional impact that the Hallwood Energy bankruptcy may have on the Company’s results of operations or financial position, although the carrying value of its investment in Hallwood Energy had been reduced to zero at December 31, 2007 and remained at zero at December 31, 2008 and March 31, 2009.
     Litigation. As of February 25, 2009, the Company had contributed $9,300,000 to Hallwood Energy pursuant to the Equity Support Agreement discussed above. On that date, Hallwood Energy requested that the Company fund the additional $3,200,000, which the Company has not done. As previously discussed, on March 1, 2009, Hallwood Energy and its subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. On March 30, 2009, Hallwood Energy filed an adversary proceeding against the Company requesting that the Company fund the additional $3,200,000. The case is Hallwood Energy, L.P. v. The Hallwood Group Incorporated, Adversary No. 09-03082, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On April 29, 2009, the Company filed an answer to Hallwood Energy’s lawsuit and denied liability under the Equity Support Agreement. The Company intends to defend the matter vigorously.
     In the lawsuit, Hallwood Energy’s Lender and FEI have filed motions seeking permission to intervene as plaintiffs and the Bankruptcy Court will consider these requests at a hearing scheduled for June 8, 2009.  Among the arguments advanced in support of the motions to intervene is the contention by both proposed interveners that the Company’s failure to fund $3,200,000 under the Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000.  In its motion to intervene, Hallwood Energy’s Lender contends that the additional damage is at least $20,000,000 because it alleges that the failure of the Company to fund the $3,200,000 caused FEI to not fund $20,000,000 due under the Farmout Agreement between Hallwood Energy and FEI.  Hallwood Energy’s Lender also asserts that the Company is liable for exemplary damages of $100,000,000 on account of its failure to fund the last $3,200,000 under the Equity Support Agreement.  The Company intends to contest the motions and the allegations vigorously.
     On May 7, 2009, Hallwood Energy and its debtor affiliates filed an adversary proceeding against Hallwood Energy’s Lender and two of its officers to (i) equitably subordinate claims, (ii) recharacterize claims as being equity, (iii) breach of fiduciary duties, (iv) object to claims, and (v) seek declaratory relief.
     The Bankruptcy Court has ordered the parties to participate during June 2009 in nonbinding mediation of the various issues raised.
     On October 27, 2008, Cimarex Energy Co. filed Cimarex Energy Co. v. Hallwood Energy, L.P. in the 298th Judicial District Court in Dallas County, Texas. Cimarex contends that Hallwood Energy has failed to pay approximately $3,700,000 purportedly

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
due under a Participation Agreement between parties related to the Boudreaux #1 Well in Lafayette Parish, Louisiana. Hallwood Energy intends to vigorously defend the claim, which is scheduled for trial on September 28, 2009. The Cimarex action has been stayed by the filing of the Hallwood Energy Chapter 11 proceeding. The Cimarex action has been stayed by the filing of the Hallwood Energy Chapter 11 proceeding.
     In 2006, Hallwood Energy and its subsidiary Hallwood Petroleum, LLC (collectively referred to herein as the “Hallwood Energy Companies”) entered into two, two-year contracts with Eagle Drilling, LLC (“Eagle Drilling”), under which the contractor was to provide drilling rigs and crews to drill wells in Arkansas. On or about August 14, 2006, one of the masts on the rigs provided under the contracts collapsed. Eagle Drilling subsequently assigned the contracts to Eagle Domestic Drilling Operations, L.L.C. (“Eagle Domestic”).
     The Hallwood Energy Companies filed suit against Eagle Drilling and Eagle Domestic to recover $1,688,000 in funds previously deposited with the contractor under the contracts. Eagle Domestic and its parent and, separately, Eagle Drilling subsequently filed for Chapter 11 bankruptcy protection.
     Eagle Domestic filed an adversary action against the Hallwood Energy Companies in the bankruptcy proceeding in Eagle Domestic Drilling Operations, LLC v. Hallwood Energy, LP and Hallwood Petroleum, LLC; Adversary No. 07-03282 (the “Eagle Domestic Action”) to recover unspecified damages. Hallwood Energy and Eagle Domestic completed a settlement of this action on February 11, 2009 and mutually released any claims the parties and their affiliates may have against each other. The parties also agreed to file a joint motion requesting dismissal of the Eagle Domestic Action, but they have not yet submitted this motion.
     The Hallwood Energy Companies’ and Eagle Drilling’s claims are pending in the Oklahoma Bankruptcy Court in Eagle Domestic Drilling Operations, LLC and Eagle Drilling, LLC v. Hallwood Petroleum, LLC and Hallwood Energy, LP, Adversary No. 07-01209 NLJ, and Hallwood Petroleum, LLC and Hallwood Energy, LP v. Eagle Domestic Drilling Operations, LLC and Eagle Drilling, LLC, Adversary No. 08-01007 NLJ.
     The Hallwood Energy Companies and Eagle Drilling announced a settlement to the Court on December 4, 2008, wherein Eagle Drilling and the Hallwood Energy Companies, together with their affiliates, principals and numerous related parties, mutually released all claims they had against each other and agreed to dismiss the pending actions in the Oklahoma Bankruptcy Court. Eagle Drilling also agreed to dismiss its appeal of the Texas Bankruptcy Court order. The parties attempted to memorialize the settlement in a written agreement, but the terms announced to the Court are binding on the parties. Due in part to the inability to reach an agreement with Eagle Drilling on a written document, the Hallwood Energy Companies filed a motion for an order approving compromise of the controversy pursuant to Bankruptcy Rule 9019 and enforcing settlement. No hearing on the Hallwood Energy Companies’ motion has been scheduled.
     The Hallwood Energy Companies are currently unable to determine the impact that the above-referenced bankruptcy cases and associated litigation may have on its results of operations or its financial position.
     Operations. A description of Hallwood Energy’s activities in each geographical area is provided below as of May 1, 2009. Forward looking information is from current estimates by the management of Hallwood Energy, based on existing and anticipated conditions and assumes that Hallwood Energy is successful in reorganizing in a Chapter 11 reorganization plan and securing additional capital as discussed below.
     Central and Eastern Arkansas
     The principal focus of Hallwood Energy’s operations in Central and Eastern Arkansas, which encompass 186,000 net acres, are the Fayetteville Shale and Penn Sands formations. Hallwood Energy is the operator on certain wells, while third parties operate the majority of wells in Arkansas. Hallwood Energy is reviewing its properties in Arkansas in light of the results to date and current economic conditions, including prices received. Although a majority of the gross number of wells in which Hallwood Energy participated in Arkansas have been productive, these productive wells are generally those that have been operated by third parties in which Hallwood Energy has a minority interest. The Hallwood Energy operated wells in the Fayetteville Shale are not currently economic. The Penn Sand wells drilled to date have been successful, with one well still being evaluated, and Hallwood Energy is assessing/identifying additional locations.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     West Texas
     The principal focus of Hallwood Energy’s operations in West Texas, which encompass 13,300 net acres, are the Barnett Shale and Woodford Shale formations. Hallwood Energy is the operator and owns an approximate 66% working interest in certain wells operated/drilled by Hallwood Energy, and owns an approximate 32% working interest in the properties owned and operated by Chesapeake Energy. A total of nine wells have been drilled, two of which are operated by Hallwood Energy. Five of these wells are currently producing and selling gas and two wells are waiting on completion or pipeline. One of the Chesapeake operated wells is in the process of being converted into a saltwater disposal well.
     Critical Accounting Policies
     There have been no changes to the critical accounting policies identified and set forth in the Company’s Form 10-K for the year ended December 31, 2008.
     Related Party Transactions
     Hallwood Investments Limited. The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), a corporation affiliated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000. The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services and for travel and related expenses to and from the Company’s corporate office and Brookwood’s facilities.
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Consulting fees	$249	$249
Office space and administrative services	57	93
Travel and related expenses	28	3

Total	$334	$345

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
     HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the three months ended March 31, 2009 and 2008, HIL reimbursed the Company $17,000 and $40,000, respectively, for such expenses.
     In January 2008, HIL loaned $5,000,000 to Hallwood Energy in connection with Hallwood Energy’s $30,000,000 First Convertible Note. Terms of the First Convertible Note agreement are discussed in the section entitled “Investments in Hallwood Energy”. As of May 1, 2009, HIL and one of its affiliated entities have invested $19,156,000 in Hallwood Energy, of which $14,156,000 was in the form of Class C limited partnership interest and $5,000,000 of its First Convertible Note.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Hallwood Financial Limited. As further discussed in the section below entitled – “Offer to Acquire All Outstanding Publicly Held Common Shares of Company by Chairman and Principal Stockholder”, Hallwood Financial Limited, a corporation affiliated with Mr. Anthony J. Gumbiner, a director, Chairman of the Board of Directors and Chief Executive Officer of the Company, announced on April 20, 2009 that it had advised the Board of Directors that it intends to make an offer to acquire all of the outstanding common stock of the Company not already beneficially owned by Hallwood Financial Limited.
     Hallwood Energy. Hallwood Energy shares common offices, facilities and certain staff in its Dallas office with the Company and Hallwood Energy is obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the three months ended March 31, 2009 and 2008, Hallwood Energy reimbursed the Company $53,000 and $86,000 for such expenses, respectively. As a result of its bankruptcy filing on March 1, 2009, Hallwood Energy’s continuing obligation and ability to pay its share of these lease and other costs is uncertain.
     Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of March 31, 2009 (in thousands):

	Payments Due During the Year Ending December 31,
	2009*	2010	2011	2012	2013	Thereafter	Total
Contractual Obligations
Long term debt	$7	$10,500	$—	$—	$—	$—	$10,507
Redeemable preferred stock	—	1,000	—	—	—	—	1,000
Operating leases	785	736	449	396	364	940	3,670

Total	$792	$12,236	$449	$396	$364	$940	$15,177

*	For the nine months ending December 31, 2009.
     Interest costs associated with the Company’s debt, which bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted averages interest rates, assuming the contractual repayment of the term loan debt at its maturity date and a renewal of the revolving credit facilities at their loan balances as of March 31, 2009, are $159,000 for the nine months ending December 31, 2009 and $212,000, for each of the years ending December 31, 2010 through December 31, 2013, respectively.
     Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,500,000 at March 31, 2009). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of actual preferred dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Financial Covenants
     Brookwood. The principal ratios, required to be maintained under Brookwood’s Working Capital Revolving Credit Facility for the last four quarters are provided below:

		Quarters Ended
		March 31,	December 31,	September 30,	June 30,
Description	Requirement	2009	2008	2008	2008
Total debt to tangible net worth	must be less than 1.50	0.86	0.87	1.00	1.13
Net income	must exceed $1	Yes	Yes	Yes	Yes
     Brookwood was in compliance with its principal loan covenants under the Working Capital Revolving Credit Facility for the first quarter in 2009 and for all interim periods in 2008, although an amendment to the Working Capital Revolving Credit Facility was entered into in June 2008 to allow a $4,800,000 dividend payment in June 2008, which restricted calendar 2008 total dividends from Brookwood to the Company to $9,300,000.
     Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the loan covenants in the Working Capital Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $34,842,000 and $32,754,000 as of March 31, 2009 and December 31, 2008, respectively.
     Hallwood Energy. Hallwood Energy was not in compliance with various covenants under its Secured Credit Facilities during 2008 and in June 2008 the Secured Credit Facilities were amended to waive the defaults and amend various covenants.
     At September 30, 2008 and December 31, 2008, Hallwood Energy was not in compliance with additional covenants under the Secured Credit Facilities. Accordingly, the interest rate under those facilities is now the defined LIBOR rate plus 12.75% per annum. However, pursuant to a forbearance agreement related to the Talisman Energy Transaction, Hallwood Energy’s Lender agreed not to exercise its other remedies under the facilities until at least 91 days after the termination of the farmout agreement.
     To the extent Hallwood Energy was not in default by virtue of pre-March 1, 2009 events, the bankruptcy filing on March 1, 2009 constituted a default under the terms of the Secured Credit Facilities and the forbearance agreement was terminated by its terms upon the bankruptcy filing. However, under the automatic stay provisions of the Bankruptcy Code, Hallwood Energy’s Lender has not been able to foreclose on its collateral.
Offer to Acquire All Outstanding Publicly Held Common Shares of Company by Chairman and Principal Stockholder
     On April 20, 2009, Hallwood Financial Limited (“Hallwood Financial”), a corporation affiliated with Mr. Anthony J. Gumbiner, a director, Chairman of the Board of Directors and Chief Executive Officer of the Company, which currently owns 65.7% of the outstanding common stock of the Company, announced that it had advised the Board of Directors of the Company that it intends to make an offer to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by Hallwood Financial (approximately 523,591 shares). In its announcement, Hallwood Financial has indicated that it intends to offer $12.00 per share in cash for each share of common stock not already owned by Hallwood Financial.
     In response to Hallwood Financial’s announcement, the Company has appointed a Special Committee of two independent directors, Charles A. Crocco, Jr. and M. Garrett Smith, to evaluate Hallwood Financial’s proposal and make recommendations to the Board. The Special Committee has been authorized to retain independent legal counsel and financial advisors to assist in evaluating Hallwood Financial’s proposal.
     The offer proposed by Hallwood Financial has not yet commenced.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Liquidity and Capital Resources
     General. The Company principally operates in the textile products and energy business segments. The Company’s cash position increased by $2,728,000 during the 2009 first quarter to $8,744,000 as of March 31, 2009. The principal sources of cash in the 2009 first quarter were $3,088,000 provided by operations and $69,000 from net bank borrowings. The primary uses of cash were $429,000 for property, plant and equipment, principally at Brookwood.
     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the military, consumer, industrial and medical markets. Brookwood maintains a $25,000,000 working capital revolving credit facility and a $3,000,000 equipment facility with Key Bank. The facilities have a maturity date of January 2010. At March 31, 2009, Brookwood had approximately $14,379,000 of unused borrowing capacity on its working capital revolving line of credit facility and $2,993,000 on its equipment facility. Key Bank has indicated that it is interested in the potential renewal of the Working Capital Revolving Credit Facility with Brookwood. Brookwood anticipates that the discussion will commence in the 2009 third quarter.
     Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval. Brookwood continues to monitor its factors and the effect the current economic crisis may have upon Brookwood’s factors that cannot be determined at this time. As of May 1, 2009, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.
     Brookwood paid cash dividends to the Company of $1,500,000 in the 2009 first quarter and $9,300,000 for all of 2008. In addition, Brookwood made a tax sharing payment to the Company of $1,702,000 in the 2009 first quarter and $7,342,000 for all of 2008 under its tax sharing agreement. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued profitability and compliance with its loan covenants contained in the Working Capital Revolving Credit Facility. Brookwood’s total debt to total tangible net worth ratio of 0.86 at March 31, 2009 was reduced slightly from 0.87 at December 31, 2008, principally due to its profitable operations during the 2009 first quarter, and was substantially below the maximum allowable ratio of 1.50. There were no significant additional capital requirements as of March 31, 2009.
     Energy. During 2008, 2007 and 2006, the Company invested $13,920,000, $11,093,000, $9,427,000 (including a non-cash contribution of $452,000), respectively, in Hallwood Energy, as part of a total investment in Hallwood Energy of $75,401,000. No additional investment was made by the Company in 2009.
     Hallwood Energy was not in compliance with the required current and proved collateral coverage ratios as of and subsequent to December 31, 2008. To the extent Hallwood Energy was not in default by virtue of pre-March 1, 2009 events, the bankruptcy filing on March 1, 2009 constituted a default under the terms of the Secured Credit Facilities and the forbearance agreement was terminated by its terms upon the bankruptcy filing. However, under the automatic stay provisions of the Bankruptcy Code, Hallwood Energy’s Lender has not been able to foreclose on its collateral.
     Hallwood Energy Bankruptcy Filing. On March 1, 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., etal Case No. 09-31253. The Company is only an investor in and creditor of Hallwood Energy. The bankruptcy filing does not include the Company or any other of its assets.
     Hallwood Energy is seeking to develop a plan of reorganization under Chapter 11 of the Bankruptcy Code. However, Hallwood Energy has not yet proposed a plan and there is no assurance that a plan will be developed, approved or successfully implemented or that existing investors in Hallwood Energy will have any continuing interest in the reorganized entity. Accordingly, the extent or value of the Company’s continuing interest in Hallwood Energy, if any, is uncertain.
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
     Forward-Looking Statements
     In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in the Company’s Form 10-K for the year ended December 31, 2008 in Item 1A. - Risk Factors. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
     Item 4T. CONTROLS AND PROCEDURES
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item

1	Legal Proceedings

Reference is made to Note 11 to the Company’s condensed consolidated financial statements included within this Form 10-Q.

1A	Risk Factors	N/A

2	Unregistered Sales of Equity Securities and Use of Proceeds	None

3	Defaults upon Senior Securities	None

4	Submission of Matters to a Vote of Security Holders
At the Company’s annual meeting of stockholders held on May 13, 2009, stockholders voted on two proposals. The voting results are provided below:
a)	To elect one director to hold office for three years and to elect one director to hold office for one year:

Nominee Director	Term To Hold Office	Voted For	Withheld
Anthony J. Gumbiner	Three Years	1,209,385	264,207
M. Garrett Smith	One Year	1,470,372	3,220
     The name of the other director whose term of office as a director continued after the annual meeting is as follows:
Charles A. Crocco
b)	To amend the Second Restated Certificate of Incorporation to decrease the minimum number of directors constituting the board from five to three:

For	Against	Abstain	No Vote
1,452,296	20,336	960	—

5	Other Information	None
At the 2009 annual meeting, the stockholders of the Company approved an amendment to the Second Restated Certificate of Incorporation of the Company, as described in the Company’s Proxy Statement dated April 24, 2009 relating to the 2009 annual meeting. This amendment provides for the reduction in the minimum number of directors from five to three.

6	Exhibits
3.1	Certificate of Amendment to the Second Restated Certificate of Incorporation of The Hallwood Group Incorporated

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

Dated: May 15, 2009	By:	/s/ Richard Kelley
Richard Kelley, Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Amendment to the Second Restated Certificate of Incorporation of The Hallwood Group Incorporated

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.