Form 10-Q
period 2009-06-30
HALLWOOD GROUP INC
filed 2009-08-14
CIK 355766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009

Common Stock, $0.10 par value per share	1,525,166 shares

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$8,259	$6,016
Accounts receivable, net
Due from factors	21,863	15,385
Trade and other	4,754	6,338
Related parties	31	32
Inventories, net	22,077	21,774
Deferred income tax, net	281	3,097
Prepaids, deposits and other assets	402	728
Federal income tax receivable	226	—

	57,893	53,370

Noncurrent Assets
Investments in Hallwood Energy, net	—	—
Property, plant and equipment, net	14,529	15,145
Deferred income tax, net	239	721
Other assets	142	159

	14,910	16,025

Total Assets	$72,803	$69,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$14,291	$10,658
Payable — additional investment in Hallwood Energy	3,201	3,201
Accrued expenses and other current liabilities	4,422	5,594
State and foreign income taxes payable	605	243
Current portion of loans payable	4,500	27

	27,019	19,723

Noncurrent Liabilities
Redeemable preferred stock	1,000	1,000
Long term portion of loans payable	—	10,411

	1,000	11,411

Total Liabilities	28,019	31,134

Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods; outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,425	51,425
Retained earnings	6,523	—
Treasury stock, 870,939 shares for both periods; at cost	(13,404)	(13,404)

Total Stockholders’ Equity	44,784	38,261

Total Liabilities and Stockholders’ Equity	$72,803	$69,395

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008

Revenues
Textile products sales	$83,984	$91,121

Expenses
Textile products cost of sales	61,506	66,519
Administrative and selling expenses	11,867	10,766

	73,373	77,285

Operating income	10,611	13,836

Other Income (Loss)
Interest expense	(127)	(428)
Interest and other income	17	42
Equity loss from investments in Hallwood Energy	—	(12,120)

	(110)	(12,506)

Income before income taxes	10,501	1,330
Income tax expense	3,978	1,094

Net Income	$6,523	$236

Net Income Per Common Share
Basic	$4.28	$0.16

Diluted	$4.28	$0.15

Weighted Average Shares Outstanding
Basic	1,525	1,521

Diluted	1,525	1,523

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	June 30,
	2009	2008

Revenues
Textile products sales	$44,317	$47,134

Expenses
Textile products cost of sales	32,103	33,967
Administrative and selling expenses	6,383	5,553

	38,486	39,520

Operating income	5,831	7,614

Other Income (Loss)
Interest expense	(55)	(181)
Interest and other income	6	24
Equity loss from investments in Hallwood Energy	—	(9,159)

	(49)	(9,316)

Income (loss) before income taxes	5,782	(1,702)
Income tax expense (benefit)	2,213	(372)

Net Income (Loss)	$3,569	$(1,330)

Net Income (Loss) Per Common Share
Basic	$2.34	$(0.87)

Diluted	$2.34	$(0.87)

Weighted Average Shares Outstanding
Basic	1,525	1,521

Diluted	1,525	1,521

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Income (Loss)	$3,569	$(1,330)	$6,523	$236

Other Comprehensive Income (Loss)
None	—	—	—	—

Comprehensive Income (Loss)	$3,569	$(1,330)	$6,523	$236

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity

Balance, January 1, 2009	2,396	$240	$51,425	$—	871	$(13,404)	$38,261

Net income	—	—	—	6,523	—	—	6,523

Balance, June 30, 2009	2,396	$240	$51,425	$6,523	871	$(13,404)	$44,784

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,523	$236
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	3,298	121
Depreciation and amortization	1,210	1,156
Equity loss from investments in Hallwood Energy	—	12,120
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4,893)	(3,874)
Increase (decrease) in accounts payable	3,921	(891)
Increase (decrease) in accrued expenses and other current liabilities	(1,172)	209
Net change in other assets and liabilities	304	330
(Increase) decrease in inventories	(303)	2,217
Net change in income taxes receivable/payable	175	444

Net cash provided by operating activities	9,063	12,068

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property, plant and equipment, net	(882)	(1,547)
Investments in Hallwood Energy	—	(9,830)

Net cash used in investing activities	(882)	(11,377)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other bank borrowings and loans payable	(5,938)	(2,025)
Proceeds from revolving credit facilities, net	—	—

Net cash used in financing activities	(5,938)	(2,025)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,243	(1,334)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,016	7,260

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,259	$5,926

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2009 and 2008
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
     Textile Products. Textile products operations are conducted through the Company’s wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood has three subsidiaries:
•	Kenyon Industries, Inc. (“Kenyon”). Kenyon, located in Rhode Island, uses the latest technologies and processes in dyeing, finishing, coating and printing of woven synthetic products. Kenyon provides quality finishing services for fabrics used in a variety of markets, such as military, luggage and knapsacks, flag and banner, apparel, industrial and sailcloth.

•	Brookwood Laminating Inc. (“Brookwood Laminating”). Brookwood Laminating, located in Connecticut, uses the latest in processing technology to provide quality laminating services for fabrics used in military clothing and equipment, sailcloth, medical equipment, industrial applications and consumer apparel. Up to seven layers of textile materials can be processed using both wet and dry lamination techniques.

•	Strategic Technical Alliance, LLC (“STA”). STA is part of the Brookwood marketing group and markets advanced breathable, waterproof laminate and other fabrics primarily for military applications. The STA entity, in name only, is being phased out in 2009. The change will have no effect on STA’s customers, suppliers, Brookwood, or the consolidated operations of Brookwood.
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
     Bankruptcy filing by Hallwood Energy. On March 1, 2009, Hallwood Energy, L.P., Hallwood Energy Management, LLC (the general partner of Hallwood Energy, “HEM”), and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are currently pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company is only an investor in and creditor of Hallwood Energy. The bankruptcy filing does not include the Company or any other of its assets.
     On June 29, 2009, the Bankruptcy Court granted a motion by Hall Phoenix/Inwood, Ltd. (“HPI”), the secured lender to Hallwood Energy, to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations.
     See Note 4 for additional information on the Hallwood Energy bankruptcy filing.
     Consolidation Policy. The Company’s Brookwood subsidiary operates on a 5-4-4 accounting cycle with its months always ending on a Saturday for accounting purposes, while the parent company, The Hallwood Group Incorporated, operates on a traditional fiscal month accounting cycle. For purposes of the year-end financial statements the Brookwood cycle always ends on

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2009 and 2008
(unaudited)
December 31, however, quarterly interim financial statements may not correspond to the fiscal quarter-end. The Company’s condensed consolidated financial statements as of June 30, 2009 and 2008 include Brookwood’s operations through June 27, 2009 and June 28, 2008, respectively. Estimated operating results of Brookwood for the intervening periods to June 30, 2009 and 2008, respectively, are provided below (in thousands):

	Amounts in Intervening Periods
	Six Months Ended June 30,
	2009	2008
	(two business days)	(one business day)

Textile products sales	$5,767	$—
Textile products costs of sales	5,613	—
Administrative and selling expenses	210	138
     New Accounting Pronouncements. In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not believe that implementation of SFAS No. 162 will have any effect on the Company’s consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is effective for interim or annual periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued by public entities. It mirrors the longstanding existing guidance for subsequent events that was promulgated by the American Institute of Certified Public Accountants. The Company adopted SFAS No. 165 for the quarter ended June 30, 2009. The Company carried out the evaluation of its subsequent events through August 14, 2009, which is the date the financial statements were filed with the Securities and Exchange Commission.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. SFAS No. 168 establishes the FASB Accounting Standards Codification Principles (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. SFAS No. 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective for interim and annual periods ending after September 15, 2009 and will result in disclosure modifications.
Note 2—Inventories
     All inventories relate to Brookwood. Inventories as of the balance sheet dates were as follows (in thousands):

	June 30,	December 31,
	2009	2008

Raw materials	$6,401	$6,215
Work in progress	7,332	6,427
Finished goods	9,734	10,203

	23,467	22,845
Less: Obsolescence reserve	(1,390)	(1,071)

Total	$22,077	$21,774

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2009 and 2008
(unaudited)
Note 3 — Operations of Brookwood Companies Incorporated
     Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval.
     Brookwood continues to monitor its factors and the effects the current economic crisis may have upon their ability to fulfill their obligations to Brookwood in a timely manner. As of August 12, 2009, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements. One of Brookwood’s factors, CIT Group Inc. (“CIT”), announced it has liquidity issues. Brookwood has taken steps to protect its interests with CIT, should CIT not be able to resolve their liquidity issues and remain out of bankruptcy. Additionally, Brookwood is reviewing and amending, where appropriate, its factor agreements, inclusive of CIT.
     Sales Concentration. Brookwood has several customers who accounted for more than 10% of Brookwood’s sales in the 2009 and 2008 periods. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during both the 2009 and 2008 periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $11,491,000 and $23,365,000 in the 2009 second quarter and six month periods, respectively, compared to $15,112,000 and $29,980,000 in 2008. Sales to Tennier represented 25.9% and 32.1% of Brookwood’s net sales in the 2009 and 2008 second quarters, respectively, and 27.8% and 32.9% in the 2009 and 2008 six month periods, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2009 and 2008. Its relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $8,328,000 and $14,999,000 in the 2009 second quarter and six month periods, respectively, compared to $5,252,000 and $9,281,000 in 2008. Sales to ORC represented 18.8% and 11.1% of Brookwood’s net sales in the 2009 and 2008 second quarters, respectively, and 17.9% and 10.2% in the 2009 and 2008 six month periods, respectively. Sales to another customer accounted for more than 10% of sales for 2008 only. Brookwood’s relationship with the customer is ongoing. Sales to that customer, which are also included in the military sales, were $3,316,000 and $6,160,000 in the 2009 second quarter and six month periods, compared to $6,114,000 and $10,769,000 in the 2008 second quarter and six month periods, which represented 7.5% and 13.0% of Brookwood sales second quarters in the 2009 and 2008, and 7.3% and 11.8% in the 2009 and 2008 six month periods, respectively.
     Military sales accounted for $32,036,000 and $60,430,000 in the 2009 second quarter and six month periods, respectively, compared to $31,981,000 and $60,139,000 in 2008. The military sales represented 72.3% and 67.9% of Brookwood’s net sales in the 2009 and 2008 quarters, respectively, and 72.0% and 66.0% in the 2009 and 2008 six month periods, respectively.
     Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At June 30, 2009, cumulative dividends in arrears on the preferred stock amounted to approximately $456,000.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,956,000 at June 30, 2009). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2009 and 2008
(unaudited)
Note 4 — Investments in Hallwood Energy, L.P.
     Investments in Hallwood Energy as of the balance sheet dates were as follows (in thousands):

	As of June 30, 2009			Amount at		Loss for the
	Percent			which carried at		six months ended
	of Class			June 30,	December 31,	June 30,
Description	Owned		Cost	2009	2008	2009	2008

- Class A limited partner interest	25	(a)	$50,384	$—	$—	$—	$—
- Class C limited partner interest	13	(b)	11,084	—	—	—	—
- General partner interest	50		13	—	—	—	—
- First Convertible Note	17		5,000	—	—	—	—
- Second Convertible Note
Cash investment	96		9,300	—	—	—	(8,920)
Less: portion invested by third parties			(380)	—	—	—	—
Commitment to invest additional funds			3,200	—	—	—	(3,200)

Total			$78,601	$—	$—	$—	$(12,120)

(a)	18% after consideration of profit interests

(b)	Convertible into a Class A limited partner interest
     The Company accounts for the investment in Hallwood Energy using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions, as appropriate.
     Hallwood Energy is a privately held independent oil and gas limited partnership and operates as an upstream energy company engaging in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. Certain of the Company’s officers and directors are investors in Hallwood Energy. In addition, one officer of the Company holds a profit interest in Hallwood Energy.
     Bankruptcy Filing by Hallwood Energy. On March 1, 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are currently pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company is only an investor in and creditor of Hallwood Energy. The bankruptcy filing does not include the Company or any other of its assets.
     On June 29, 2009, the Bankruptcy Court granted a motion by Hall Phoenix/Inwood, Ltd. (“HPI”), the secured lender to Hallwood Energy, to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations.
     Hallwood Energy’s previously filed adversary proceeding against the Company requesting that the Company fund $3,200,000 under the Equity Support Agreement (discussed below) between Hallwood Energy and the Company remains outstanding. In addition, the Bankruptcy Court had previously granted the motions of HPI and of FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., to intervene as plaintiffs in the proceeding. HPI and FEI contend that the Company’s failure to fund $3,200,000 under an Equity Support Agreement damaged Hallwood Energy in an amount excess of $3,200,000 and have asserted compensatory and exemplary damages. HPI filed a motion for summary judgment on its claims and a hearing on this motion was held on July 17, 2009. The Court has not yet entered a ruling on the motion.
     Subsequently, HPI has proposed a plan of reorganization that, among other things, would extinguish Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. As a result of these developments, the Company does not anticipate that it will recover any of its investments in Hallwood Energy. The carrying value of the Company’s investment in Hallwood Energy has been reflected as zero since December 31, 2007.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2009 and 2008
(unaudited)
     On August 3, 2009, the Company was served with a complaint in Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4, Ltd. v. The Hallwood Group Incorporated, et al. filed in the 298th District of Texas, No. 09-09551. The other defendants include Anthony J. Gumbiner, the Chairman and Chief Executive Officer of the Company, Bill Guzzetti, the President of the Company, certain affiliates of Mr. Gumbiner and certain officers of Hallwood Energy. The complaint alleges that the defendants defrauded plaintiffs in connection with plaintiffs acquiring interests in and providing loans to Hallwood Energy and seeks unspecified actual and exemplary damages.
     In addition, in the Hallwood Energy bankruptcy proceeding, HPI has filed a disclosure statement alleging that it believes it has and, if its proposed plan of reorganization is approved, intends to pursue various claims against the Company and its officers, directors and affiliates and Hallwood Energy’s officers and directors. Attorneys for HPI have also delivered a letter on behalf of HPI and certain affiliates alleging claims against the Company and its officers, directors and affiliates and Hallwood Energy’s officers and directors for, among other things, breach of contract, breach of fiduciary duties, neglect, negligence, and various alleged misleading statements, omissions and misrepresentations. HPI and certain of its affiliates have asserted that its damages exceed $200,000,000. The Company believes that the allegations and claims are without merit and intends to defend the lawsuit and any future claims vigorously.
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
     An obligation and related additional equity loss were recorded in the 2008 second quarter to the extent of the Company’s commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in accordance with generally accepted accounting principles. Subject to certain defenses raised by the Company, the remaining commitment amount under the Equity Support Agreement was $3,200,000 at June 30, 2009. Hallwood Energy has filed an adversary proceeding against the Company requesting that the Company fund the additional $3,200,000. The Company has filed an answer to Hallwood Energy’s lawsuit and denied liability under the Equity Support Agreement. HPI has filed a motion for summary judgment on its claims and a hearing on this motion was held on July 17, 2009. The Court has not yet entered on the motion. The Company intends to defend the matter vigoursly.
     The Company’s carrying value of its Hallwood Energy investment, which was zero at December 31, 2008 and 2007, remained at zero as of June 30, 2009.
     If the plan of reorganization proposed by HPI is approved by the Bankruptcy Court, it is anticipated that the Company’s ownership interest in Hallwood Energy would be extinguished and the Company would no longer account for the investment in Hallwood Energy using the equity method of accounting. The Company’s proportionate share of Hallwood Energy’s accumulated losses that have not been recognized as of March 31, 2009 was approximately $12,892,000, based upon its 25% Class A limited partner ownership percentage. The Company’s proportionate share of losses after March 31, 2009 is not determinable.
     In addition to the description of Hallwood Energy’s activities provided in the Company’s 2008 Form 10-K, further information regarding Hallwood Energy is provided below.
     Loan Facilities and Convertible Notes. At June 30, 2009, Hallwood Energy has two loan facilities and two convertible note issues:

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2009 and 2008
(unaudited)
•	Senior Secured Credit Facility and Junior Credit Facility. In April 2007, Hallwood Energy entered into a $100,000,000 loan facility (the “Senior Secured Credit Facility”) with HPI, who is an affiliate of one of Hallwood Energy’s investors. The outstanding principal balance was $100,000,000 at June 30, 2009 and December 31, 2008. The Senior Secured Credit Facility, including its amendments, contains various financial covenants, including maximum general and administrative expenses and current and proved collateral coverage ratios and non-financial covenants that restrict Hallwood Energy’s activities and contains a make-whole provision.

In January 2008, Hallwood Energy entered into a $15,000,000 loan facility (the “Junior Credit Facility”) with HPI and drew the full $15,000,000 available. Borrowings under the Senior Secured Credit Facility and Junior Credit Facility (collectively referred to as the “Secured Credit Facilities”) are both secured by Hallwood Energy’s oil and gas leases and mature on February 1, 2010. The Junior Credit Facility contains various financial covenants and a make-whole provision, materially consistent with the Senior Secured Credit Facility.

Hallwood Energy was not in compliance with various covenants beginning March 31, 2008, which required waivers and amended loan covenants. At September 30, 2008 and December 31, 2008, Hallwood Energy was not in compliance with the proved collateral coverage ratio under the Secured Credit Facilities. However, pursuant to a forbearance agreement related to the Talisman Energy Transaction, HPI agreed not to exercise its other remedies under the facilities until at least 91 days after the termination of the farmout agreement (discussed below).

To the extent Hallwood Energy was not in default by virtue of pre-March 1, 2009 events, the bankruptcy filing on March 1, 2009 constituted a default under the terms of the Secured Credit Facilities and the forbearance agreement was terminated by its terms upon the bankruptcy filing. However, under the automatic stay provisions of the Bankruptcy Code, HPI had not been able to foreclose on its collateral. As previously stated, on June 29, 2009, the Bankruptcy Court granted a motion by HPI, to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations.

Hallwood Energy’s obligations under the Secured Credit Facilities are the subject of litigation commenced by Hallwood Energy against HPI, as more fully described in the section below entitled “Litigation”.

•	First Convertible Note. In January 2008, Hallwood Energy entered into a $30,000,000 convertible subordinated note agreement (the “First Convertible Note”). Borrowings bear interest at an annual rate of 16%, payable on a quarterly basis after the completion of a defined equity offering and subject to the prior full payment of borrowings and accrued interest under the Secured Credit Facilities. The First Convertible Note and accrued interest may be converted into Class C interests, or comparable securities, on a dollar for dollar basis. As of June 30, 2009, $28,839,000 principal amount of the First Convertible Notes were outstanding, of which the Company held $5,000,000.

•	Second Convertible Note. In May 2008, Hallwood Energy entered into a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”), which was underwritten by the Company. The Second Convertible Note was issued in connection with the completion of the Talisman Energy Transaction and the related Equity Support Agreement. The Second Convertible Note contains terms comparable to the First Convertible Note. During June and July 2008, the Company sold $380,000 of the Second Convertible Note to other investors in Hallwood Energy. As of June 30, 2009, $9,300,000 principal amount of the Second Convertible Notes were outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors.
     Limited Partnership Interests. There are currently three classes of limited partnership interests held in Hallwood Energy:
•	Class C interests bear a 16% priority return which compounds monthly. The priority return would have become payable when, as and if declared by the general partner of Hallwood Energy. The Class C interests would have received priority on any distributions of cash or sales proceeds from a terminating capital transaction, as defined. The Class C capital contributions totaled approximately $84,422,000 at June 30, 2009.

•	Class A interests bear certain voting rights and with the general partner would have received 100% of the distributions of available cash and net proceeds from a terminating capital transaction, as defined, subsequent to the payment of all unpaid Class C priority return and of all Class C capital contributions until the unrecovered capital accounts of each

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2009 and 2008
(unaudited)
Class A partner interest was reduced to zero, and thereafter share in all future distributions of available cash and net proceeds from terminating capital transactions with the holders of the Class B interests.

•	Class B interests represented vested net profit interests awarded to key individuals by Hallwood Energy. At June 30, 2009 and December 31, 2008, outstanding Class B interests had rights to receive 20.0% of distributions of defined available cash and net proceeds from a terminating capital transaction after the unpaid Class C priority return and capital contributions and the unreturned Class A and general partner capital contributions were reduced to zero.
     Pursuant to the plan of reorganization proposed by HPI, the Class A, B and C limited partnership interests and the general partnership interests would be extinguished upon confirmation of the plan by the Bankruptcy Court.
     Talisman Energy Transaction. In June 2008, Hallwood Energy raised additional capital by entering into an agreement for the sale and farmout to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and the option to pay up to the additional $65,000,000), and entered into an agreement to provide consulting services to the purchaser for one year (the “Talisman Energy Transaction”). FEI prepaid the consulting services agreement which requires two man-weeks per month of service from two senior executives. The revenues from this agreement was recognized as earned over the course of the twelve month period. In October 2008, FEI elected to make a second payment of $30,000,000 to Hallwood Energy. In February 2009, FEI elected to make a partial funding in the amount of $15,000,000 related to its third payment.
     In connection with the Talisman Energy Transaction, the Company loaned $2,961,000 to Hallwood Energy in May 2008. Contemporaneously with the signing of the sale and farmout agreement, the Company entered into the Equity Support Agreement with Hallwood Energy. The loan of $2,961,000 in May 2008 and an additional loan to Hallwood Energy in June 2008 of $2,039,000 (for a total of $5,000,000) were treated as contributions toward the maximum amount. In September 2008, the Company loaned an additional $4,300,000 to Hallwood Energy under the Equity Support Agreement. Funds advanced to Hallwood Energy pursuant to the Equity Support Agreement were issued under terms of the Second Convertible Note. Subject to certain defenses raised by the Company, the remaining commitment amount under the Equity Support Agreement was $3,200,000 at June 30, 2009.
     Litigation. For a description of litigation filed against the Company in connection with the Hallwood Energy bankruptcy, see Note 11.
     On May 7, 2009, Hallwood Energy and its debtor affiliates filed an adversary proceeding against HPI and two of its officers to (i) equitably subordinate claims, (ii) recharacterize claims as being equity, (iii) breach of fiduciary duties, (iv) object to claims, and (v) seek declaratory relief. Subsequently, HPI has proposed a plan of reorganization that, among other things, would result in the release of these claims against HPI and its officers.
     Hallwood Energy is involved in several other litigation matters that have been described in the Company’s earlier SEC filings. It is anticipated that these litigation matters will be addressed in connection with the plan of reorganization submitted for approval to the Bankruptcy Court.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2009 and 2008
(unaudited)
     The following table sets forth certain unaudited summarized financial data for Hallwood Energy for 2008 (in thousands):

December 31,
2008

Balance Sheet Data
Cash and cash equivalents	$18,706
Oil and gas properties, net	86,347
Total assets	111,100
Notes payable (including make-whole fees)	155,849
Total liabilities	195,380
Partners’ capital (deficiency)	(84,280)

	Three Months Ended	Six Months Ended
	June 30 2008,	June 30, 2008

Statement of Operations Data
Revenues	$8,041	$12,604

Expenses	5,610	17,164

Operating Income (Loss)	2,431	(4,560)

Other Income (Expense)	(14,031)	(17,328)

Net Loss	$(11,600)	$(21,888)

     The Company has not provided current unaudited summarized financial data for Hallwood Energy for the periods ended June 30, 2009, in consideration of Hallwood Energy’s ongoing bankruptcy proceedings, the anticipated extinguishment of the Company’s ownership interests in Hallwood Energy in the proposed plan of reorganization, HPI’s possession of substantially all of Hallwood Energy’s assets and operations (including all financial records), and the Company’s reduced involvement in Hallwood Energy’s operations.
Note 5 — Loans Payable
     Loans payable, all of which relate to Brookwood, at the balance sheet dates were as follows (in thousands):

	June 30,	December 31,
	2009	2008
Working capital revolving credit facility, interest at Libor +1.25% - 1.75% or Prime; due January 2010	$4,500	$10,411
Equipment term loans, interest at various rates; due April 2009	—	27

Total	4,500	10,438
Current portion	(4,500)	(27)

Noncurrent portion	$—	$10,411

     Working Capital Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $25,000,000 (increased from $22,000,000 in December 2007) with Key Bank National Association (the “Working Capital Revolving Credit Facility”). Borrowings are collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The facility bears interest at Brookwood’s option of Prime, or Libor plus 1.25% - 1.75% (variable depending on compliance ratios) and contains various covenants. The interest rate was a blended rate of 1.82% and 2.30% at June 30, 2009 and December 31, 2008,

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2009 and 2008
(unaudited)
respectively. The outstanding balance was $4,500,000 at June 30, 2009 and Brookwood had $20,379,000 of borrowing availability under this facility, which is net of a standby letter of credit for $121,000.
     The Working Capital Revolving Credit Facility has been reclassified to a current liability because it matures in less than one year, pending a renewal or replacement of the facility.
     Equipment Term Loans. Brookwood has a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank. The interest rate for the remaining equipment term loan, which was repaid in April 2009, was 2.26% at December 31, 2008. The outstanding balance was zero at June 30, 2009 and Brookwood had $3,000,000 of borrowing availability under this facility.
     Loan Covenants. The Working Capital Revolving Credit Facility provides for a maximum total debt to tangible net worth ratio of 1.50 and a covenant that Brookwood shall maintain a quarterly minimum net income of not less than one dollar. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the Working Capital Revolving Credit Facility. As of the end of all interim periods in 2009 and 2008 and as of December 31, 2008, Brookwood was in compliance with its loan covenants, although an amendment to the Working Capital Revolving Credit Facility was entered into in June 2008, to allow a $4,800,000 dividend payment in June 2008, which restricted calendar 2008 total dividends from Brookwood to the Company to $9,300,000.
     Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the Key Bank loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $38,547,000 and $32,754,000 as of June 30, 2009 and December 31, 2008, respectively.
Note 6 — Stockholders’ Equity
     Stock Options. The Company established the 1995 Stock Option Plan for The Hallwood Group Incorporated (the “1995 Plan”), which authorized the granting of nonqualified stock options to employees, directors and consultants of the Company. The 1995 Plan authorized options to purchase up to 244,800 shares of common stock of the Company. The exercise prices of all options granted were at the fair market value of the Company’s stock on the date of grant, had an expiration date of ten years from date of grant and were fully vested on the date of grant.
     At June 30, 2009, there were no outstanding stock options as the remaining options were exercised in December 2008. The 1995 Plan terminated in June 2005 and no new options can be issued under the 1995 Plan.
Note 7 — Income Taxes
     Following is a schedule of the income tax expense (benefit) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Federal
Deferred	$1,776	$(686)	$3,298	$121
Current	62	—	62	—

Sub-total	1,838	(686)	3,360	121

State
Deferred	—	—	—	—
Current	375	314	618	973

Sub-total	375	314	618	973

Total	$2,213	$(372)	$3,978	$1,094

     The net deferred tax asset was $520,000 and $3,818,000 at June 30, 2009 and December 31, 2008, respectively. The deferred tax asset at June 30, 2009 was comprised of $520,000 attributable to temporary differences. The December 31, 2008 amount was attributable to temporary differences of $550,000, a federal net operating loss carryforward of $2,509,000 and $759,000 of alternative

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2009 and 2008
(unaudited)
minimum tax credits. The effective federal tax rate in both periods was 34%. State taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     The federal income tax receivable at June 30, 2009 of $226,000 is principally attributable to an estimated tax payment of $250,000 paid by the Company at March 15, 2009 reduced by the estimated current tax due for 2009. The Company anticipates reporting a taxable loss on its federal income tax return for the year ended December 31, 2008 that will be filed in the 2009 third quarter, principally from operating income from Brookwood, offset by the flow-through of partnership losses from its Hallwood Energy investment.
Note 8 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments in thousands):
Supplemental schedule of non-cash investing and financing activities:

	Six Months Ended
	June 30,
Description	2009	2008

Change in payable — additional investment in Hallwood Energy	$—	$7,290

Accrued capital expenditures in accounts payable:
Amount at end of period	$20	$294

Supplemental disclosures of cash payments:

Income taxes paid	$602	$529
Interest paid	117	433
Note 9 — Computation of Income (Loss) Per Common Share
     The following table reconciles weighted average shares outstanding from basic to diluted methods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Description	2009	2008	2009	2008

Weighted Average Shares Outstanding
Basic	1,525	1,521	1,525	1,521
Potential shares from assumed exercise of stock options	—	—	—	5
Potential repurchase of shares from stock option proceeds	—	—	—	(3)

Diluted	1,525	1,521	1,525	1,523

Net Income (Loss)
Basic and diluted	$3,569	$(1,330)	$6,523	$236

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2009 and 2008
(unaudited)
     Due to the net loss in the three months ended June 30, 2008, potential shares from assumed exercise of stock options in the amounts of 7,000 shares were antidilutive. No shares were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2009 and 2008 or the three months ended June 30, 2009.
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
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Consulting fees	$249	$249	$498	$498
Office space and administrative services	78	59	135	152
Travel and related expenses	34	33	62	36

Total	$361	$341	$695	$686

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
     In January 2008, HIL loaned $5,000,000 to Hallwood Energy in connection with Hallwood Energy’s $30,000,000 First Convertible Note. Terms of the First Convertible Note agreement are discussed in Note 4. As of August 1, 2009, HIL and one of its affiliated entities have invested $19,156,000 in Hallwood Energy, of which $14,156,000 was in the form of Class C limited partnership interest and $5,000,000 of its First Convertible Note.
     During the period, other companies in which Mr. Gumbiner has an indirect financial interest shared common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. The Company pays certain common general and administrative expenses and charges the companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended June 30, 2009 and 2008, these companies reimbursed the Company $18,000 and $40,000, respectively, for such expenses. For the six months ended June 30, 2009 and 2008, these companies reimbursed the Company $36,000 and $80,000, respectively.
     Hallwood Financial Limited. As further discussed in Note 13, Hallwood Financial Limited, a corporation affiliated with Mr. Gumbiner, announced on April 20, 2009 that it had advised the Board of Directors that it intended to make an offer to acquire all of the outstanding common stock of the Company not already beneficially owned by Hallwood Financial Limited. On June 17, 2009, Hallwood Financial Limited announced that it had determined that it would not proceed with the offer.
     Hallwood Energy. Prior to July 31, 2009, Hallwood Energy shared common offices, facilities and certain staff in the Company’s Dallas office and Hallwood Energy was obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the three months ended June 30, 2009 and 2008, Hallwood Energy’s share of such expenses was $62,000 and $119,000, respectively. For the six months ended June 30, 2009 and 2008, Hallwood Energy’s share of such expenses was $115,000 and $204,000, respectively. At June 30, 2009, the amount due from Hallwood Energy was $54,000. Hallwood Energy completed its move from the office space by July 31, 2009 and is no longer sharing such expenses.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2009 and 2008
(unaudited)
Note 11 — Litigation, Contingencies and Commitments
     Reference is made to Note 16 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2008.
     Litigation. From time to time, the Company, its subsidiaries, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions in which it or its affiliated entities participated. Although the Company does not believe that the results of any of these matters are likely to have a material adverse effect on its financial condition, results of operation or cash flows, it is possible that any of the matters could result in material liability to the Company. In addition, the Company has spent and will likely continue to spend significant amounts in professional fees in connection with these matters. The Company expenses professional fees associated with litigation matters as incurred.
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
     In April 2009, a claim was filed against the Company, each of its directors and Hallwood Financial Limited in the state district court in Dallas County, Texas by a purported stockholder of the Company on behalf of the stockholders of the Company other than Hallwood Financial Limited. The plaintiff alleges that in connection with the announcement by Hallwood Financial Limited that it intended to commence an offer to acquire the remaining outstanding shares of the Company’s common stock not beneficially owned by Hallwood Financial Limited, each of the directors breached their fiduciary duties to the minority stockholders, and that the Company and Hallwood Financial Limited aided and abetted that breach. The plaintiff is also seeking to enjoin the proposed offer. The case is styled as Gottlieb v. The Hallwood Group, Inc., et al, No. 9-05042, 134th Judicial District, Dallas County, Texas. The Company believes the claim is premature and without merit. The Company intends to contest this matter vigorously. On June 17, 2009, Hallwood Financial Limited announced that it had determined that it would not proceed with the offer.
     In connection with the Acquisition and Farmout Agreement entered into between Hallwood Energy and FEI, in June 2008, the Company and Hallwood Energy entered into an Equity Support Agreement dated June 9, 2008, under which the Company agreed, under certain conditions, to contribute to Hallwood Energy up to $12,500,000, in consideration for which the Company would receive equity or debt securities of Hallwood Energy. As of February 25, 2009 the Company had contributed $9,300,000 to Hallwood Energy pursuant to the Equity Support Agreement. On that date, Hallwood Energy requested that the Company fund the additional $3,200,000, which the Company has not done. As previously discussed, on March 1, 2009, Hallwood Energy, HEM and Hallwood Energy’s subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. On March 30, 2009, Hallwood Energy filed an adversary proceeding against the Company requesting that the Company fund the additional $3,200,000. The case is Hallwood Energy, L.P. v. The Hallwood Group Incorporated, Adversary No. 09-03082, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On April 29, 2009, the Company filed an answer to Hallwood Energy’s lawsuit and denied liability under the Equity Support Agreement. HPI has filed a motion for summary judgment on its claims and a hearing on this motion was held on July 17, 2009. The Court has not yet entered a ruling on the motion. The Company intends to defend the matter vigorously.
     HPI and FEI were granted permission to intervene in the lawsuit and filed their respective complaints in intervention. Among the arguments advanced in the complaints is that the Company’s failure to fund $3,200,000 under the Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000. In its complaint, HPI contends that the additional damage is at least $20,000,000 because it alleges that the failure of the Company to fund the $3,200,000 caused FEI to not fund $20,000,000 due under the Farmout Agreement between Hallwood Energy and FEI. HPI also asserts that the Company is liable for exemplary damages of $100,000,000 on account of its failure to fund the last $3,200,000 under the Equity Support Agreement. FEI’s complaint in intervention claims that it was denied the benefit of its bargain promised in the Farmout Agreement and alleges consequential damages in excess of the $3,200,000. The Company intends to contest the allegations vigorously.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2009 and 2008
(unaudited)
     On August 3, 2009, the Company was served with a complaint in Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4, Ltd. v. The Hallwood Group Incorporated, et al. filed in the 298th District of Texas, No. 09-09551. The other defendants include Anthony J. Gumbiner, the Chairman and Chief Executive Officer of the Company, Bill Guzzetti, the President of the Company, certain affiliates of Mr. Gumbiner and certain officers of Hallwood Energy. The complaint alleges that the defendants defrauded plaintiffs in connection with plaintiffs acquiring interests in and providing loans to Hallwood Energy and seeks unspecified actual and exemplary damages.
     In addition, in the Hallwood Energy bankruptcy proceeding, HPI has filed a disclosure statement alleging that it believes it has and, if its proposed plan of reorganization is approved, intends to pursue various claims against the Company and its officers, directors and affiliates and Hallwood Energy’s officers and directors. Attorneys for HPI have also delivered a letter on behalf of HPI and certain affiliates alleging claims against the Company and its officers, directors and affiliates and Hallwood Energy’s officers and directors for, among other things, breach of contract, breach of fiduciary duties, neglect, negligence, and various alleged misleading statements, omissions and misrepresentations. HPI and certain of its affiliates have asserted that its damages exceed $200,000,000. The Company believes that the allegations and claims are without merit and intends to defend the lawsuit and any future claims vigorously.
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
     Other Contingencies. In May 2009, one of Brookwood’s suppliers advised Brookwood that shipments to Brookwood during the period from September 2008 to April 2009 of a quantity of greige fabric from the supplier incorporated fiber in some yarn from their vendor that was not of domestic origin. The fabric in question was ordered to fill contracts in support of the United States military

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2009 and 2008
(unaudited)
and was required to be domestic. Brookwood’s suppliers have advised that the greige fabric containing the non-compliant yarn was supplied inadvertently to Brookwood in limited quantity. Brookwood has determined that this yarn affects two of their greige products. Brookwood has advised its affected customers and the United States military of this circumstance. Brookwood has resolved the issue with respect to one of the products and remains in the process of determining the effect, if any, of the second product.
Note 12 — Segments and Related Information
     The following represents the Company’s reportable segment operations for the three months and six months ended June 30, 2009 and 2008, respectively (in thousands):

	Textile
	Products	Energy	Other	Consolidated
Three months ended June 30, 2009
Total revenue from external sources	$44,317			$44,317

Operating income (loss)	$7,739	$—	$(1,908)	$5,831
Other income (loss), net	(55)	—	6	(49)

Income (loss) before income taxes	$7,684	$—	$(1,902)	$5,782

Three months ended June 30, 2008
Total revenue from external sources	$47,134			$47,134

Operating income (loss)	$8,738	$—	$(1,124)	$7,614
Other income (loss), net	(181)	(9,159)	24	(9,316)

Income (loss) before income taxes	$8,557	$(9,159)	$(1,100)	$(1,702)

Six months ended June 30, 2009
Total revenue from external sources	$83,984			$83,984

Operating income (loss)	$13,598	$—	$(2,987)	$10,611
Other income (loss), net	(127)	—	17	(110)

Income (loss) before income taxes	$13,471	$—	$(2,970)	$10,501

Six months ended June 30, 2008
Total revenue from external sources	$91,121			$91,121

Operating income (loss)	$16,141	$—	$(2,305)	$13,836
Other income (loss), net	(428)	(12,120)	42	(12,506)

Income (loss) before income taxes	$15,713	$(12,120)	$(2,263)	$1,330

     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2008 annual report. The total assets for the Company’s operating segments have not materially changed since the December 31, 2008 annual report.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2009 and 2008
(unaudited)

Note 13 —	Withdrawal of Offer to Acquire All Outstanding Publicly Held Common Shares of Company by Chairman and Principal Stockholder
     On April 20, 2009, Hallwood Financial Limited (“Hallwood Financial”), a corporation affiliated with Mr. Anthony J. Gumbiner, a director, Chairman of the Board of Directors and Chief Executive Officer of the Company, which currently owns 65.7% of the outstanding common stock of the Company, announced that it had advised the Board of Directors of the Company that it intended to make an offer to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by Hallwood Financial (approximately 523,591 shares). In its announcement, Hallwood Financial indicated that it intended to offer $12.00 per share in cash for each share of common stock not already owned by Hallwood Financial.
     In response to Hallwood Financial’s announcement, the Company appointed a Special Committee of two independent directors, Charles A. Crocco, Jr. and M. Garrett Smith, to evaluate Hallwood Financial’s proposal and make recommendations to the Board. The Special Committee was authorized to retain independent legal counsel and financial advisors to assist in evaluating Hallwood Financial’s proposal.
     On June 17, 2009, Hallwood Financial announced that it had determined that it would not proceed with the offer.

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
     While Brookwood has enjoyed substantial growth in its military business, there is no assurance that this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $32,036,000 and $60,430,000 for the 2009 second quarter and six month periods, respectively, were 0.2% and 0.5% higher than the comparable periods in 2008 of $31,981,000 and $60,139,000.
     From time to time, the military limits orders for existing products and adopts revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. The U.S. government released orders in 2007 and 2008 that include Brookwood’s products, which resulted in a substantial increase in military sales over prior periods. Changes in specifications or orders present a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications and production requirements. Brookwood has regularly conducted research and development on various processes and products intended to comply with the revised specifications and participates in the bidding process for new military products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. A provision of U.S. federal law, known as the Berry Amendment, generally requires the Department of Defense to give preference in procurement to domestically produced products, including textiles. Brookwood’s sales of products to the U.S. military market is highly dependent upon the continuing application and enforcement of the Berry Amendment by the U.S. government. In addition, the U.S. government is releasing contracts for shorter periods than in the past. The Company acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sales trends.
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
     On March 1, 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company is only an investor in and creditor of Hallwood Energy. The bankruptcy filing does not include the Company or any other of its assets. For a further discussion of the bankruptcy case, refer to the section entitled “Investments in Hallwood Energy — Bankruptcy Filing by Hallwood Energy”.
     Refer also to the section “Investments in Hallwood Energy” for a further description of the Company’s energy investments.
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
     Results of Operations
     The Company reported net income for the 2009 second quarter of $3,569,000, compared to a net loss of $1,330,000 in 2008. Revenue for the 2009 second quarter was $44,317,000, compared to $47,134,000 in 2008.
     Net income for the 2009 six month period was $6,523,000, compared to net income of $236,000 in 2008. Revenue for the 2009 six month period was $83,984,000, compared to $91,121,000 in 2008.
     Revenues
     Textile products sales of $44,317,000 decreased by $2,817,000, or 6.0%, in the 2009 second quarter, compared to $47,134,000 in 2008. Sales for the 2009 six month period decreased by $7,137,000, or 7.8%, to $83,984,000, compared to $91,121,000 in 2008. The decreases in the 2009 periods were principally due to a decrease in the commercial market segment, as well as sail cloth, flag and other customer products affected by the current economic downturn. Sales of specialty fabric to U.S. military contractors were stable. Military sales accounted for $32,036,000 and $60,430,000 in the 2009 second quarter and six month periods, respectively, compared to $31,981,000 and $60,139,000 in 2008. The military sales represented 72.3% and 67.9% of Brookwood’s net sales in the 2009 and 2008 second quarters, respectively, and 72.0% and 66.0% in the 2009 and 2008 six month periods, respectively.
     Sales Concentration. Brookwood has several customers who accounted for more than 10% of Brookwood’s sales in the 2009 and 2008 periods. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during both the 2009 and 2008 periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $11,491,000 and $23,365,000 in the 2009 second quarter and six month periods, respectively, compared to $15,112,000 and $29,980,000 in 2008. Sales to Tennier represented 25.9% and 32.1% of Brookwood’s net sales in the 2009 and 2008 second quarters, respectively, and 27.8% and 32.9% in the 2009 and 2008 six month periods, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2009 and 2008. Its relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $8,328,000 and $14,999,000 in the 2009 second quarter and six month periods, respectively, compared to $5,252,000 and $9,281,000 in 2008. Sales to ORC represented 18.8% and 11.1% of Brookwood’s net sales in the 2009 and 2008 second quarters, respectively, and 17.9% and 10.2% in the 2009 and 2008 six month periods, respectively. Sales to another customer accounted for more than 10% of sales for 2008 only. Brookwood’s relationship with the customer is ongoing. Sales to that customer, which are also included in the military sales, were $3,316,000 and $6,160,000 in the 2009 second quarter and six month periods, compared to $6,114,000 and $10,769,000 in the 2008 second quarter and six month periods, which represented 7.5% and 13.0% of Brookwood sales second quarters in the 2009 and 2008, and 7.3% and 11.8% in the 2009 and 2008 six month periods, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Expenses
     Textile products cost of sales of $32,103,000 for the 2009 second quarter decreased by $1,864,000, or 5.5%, compared to $33,967,000 in 2008. For the six month periods, textile products cost of sales of $61,506,000 for 2009 decreased by $5,013,000, or 7.5%, compared to $66,519,000 in 2008. The 2009 decreases principally resulted from reduced sales volume, changes in product mix and reduced energy costs, which decreased 31.4% and 26.2% in the 2009 second quarter and six month periods compared to the 2008 periods. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network and associated manufacturer’s rebates. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
     The gross profit margin for the 2009 second quarter, 27.6% versus 27.9%, and for the 2009 six month period, 26.8% versus 27.0%, declined slightly. Declines in the gross profit margin related to lower sales volumes were offset by improved margins attributable to changes in product mix, energy savings and manufacturing efficiencies such as reductions to material working loss.
     Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Textile products	$4,475	$4,428	$8,880	$8,461
Corporate	1,908	1,125	2,987	2,305

Total	$6,383	$5,553	$11,867	$10,766

     Textile products administrative and selling expenses of $4,475,000 for the 2009 second quarter increased by $47,000, or 1.1%, from 2008. For the six months, selling and administrative expenses increased by $419,000, or 5.0%, compared to 2008. The increase for the 2009 second quarter from the 2008 quarter was primarily attributable to an increase of $116,000 in bad debt reserve costs. The increase for the 2009 six month period was primarily attributable to an increase of $520,000 in professional services, principally legal fees, $157,000 of employee related expenses (e.g. salaries and benefits) and $107,000 in increased bad debt reserve costs and was partially offset by reduced costs of $437,000 related to performance and other related payroll costs. The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, factor commissions, marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $188,000 and $413,000 for the three months and six months ended June 30, 2009 and $206,000 and $459,000 for the three months and six months ended June 30, 2008, respectively.
     Corporate administrative expenses increased $783,000, or 69.6%, for the 2009 second quarter, compared to 2008. For the six months, corporate expenses increased $682,000, or 29.6%, compared to 2008. The increases were principally attributable to higher professional fees of $908,000 and $968,000 for the 2009 three month and six month periods, respectively, including costs related to the Hallwood Energy bankruptcy, the special committee’s activities in considering the offer by the chairman and principal stockholder to acquire the Company’s outstanding common stock that has been canceled and accounting and tax services. The increases were partially offset by decreased employee related expenses of $80,000 and $150,000 for the 2009 three month and six month periods, respectively, due to a reduction in staff.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Other Income (Loss)
     Equity loss from the Company’s investments in Hallwood Energy, attributable to the Company’s share of loss in Hallwood Energy, to the extent of its investment and commitment to provide additional financial support to Hallwood Energy, was zero in the 2009 second quarter, compared to $9,159,000 in 2008. The equity loss for the 2009 six month period was zero, compared to $12,120,000 in 2008. In consideration of Hallwood Energy’s ongoing bankruptcy proceedings, the anticipated extinguishment of the Company’s ownership interest in Hallwood Energy in the proposed plan of reorganization, the previously recorded reduction in the carrying value of the Hallwood Energy investment to zero and HPI’s possession of substantially all of Hallwood Energy’s assets and operations (including all financial records), the Company is unable to provide operating data for Hallwood Energy for the three months and six month periods ended June 30, 2009. In the 2008 second quarter, Hallwood Energy reported a loss of $11,600,000, which included a noncash expense of $14,292,000 attributable to the potential make-whole fee that would be payable upon any future prepayment of notes payable that were amended in connection with the Talisman Energy Transaction. For the 2008 six month period, Hallwood Energy reported a loss of $21,888,000. The Company recorded equity losses in the 2008 periods to the extent of loans it made to Hallwood Energy in 2008 of $4,830,000 and a commitment to invest additional funds in accordance with the Equity Support Agreement up to $7,290,000 and maintained the carrying value of its investment in Hallwood Energy at zero.
     Interest expense was $55,000 and $127,000 in the 2009 second quarter and six month periods, respectively, compared to $181,000 and $428,000 in the 2008 periods. Interest expense principally relates to Brookwood’s Key Bank revolving credit facility. The decreases in interest expense were due to a decline in the average outstanding loan amount and lower average interest rates (1.82% and 4.37% at June 30, 2009 and 2008, respectively).
     Interest and other income was $6,000 and $17,000 in the 2009 second quarter and six month periods, respectively, compared to $24,000 and $42,000 in 2008. The 2009 decreases were principally due to reduced interest income earned on lower balances of cash and cash equivalents and lower interest rates.
     Income Taxes
     Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Federal
Deferred	$1,776	$(686)	$3,298	$121
Current	62	—	62	—

Sub-total	1,838	(686)	3,360	121

State
Deferred	—	—	—	—
Current	375	314	618	973

Sub-total	375	314	618	973

Total	$2,213	$(372)	$3,978	$1,094

     At June 30, 2009, the net deferred tax asset was attributable to temporary differences. The effective federal tax rate in both periods was 34%, while state taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
      Investments in Hallwood Energy
     At June 30, 2009 and December 31, 2008, the Company had invested $61,481,000 in Hallwood Energy, which represented approximately 22% of the blended Class A and Class C limited partner interests (18% after consideration of profit interests). In addition, the Company loaned Hallwood Energy $13,920,000 in the form of convertible notes issued by Hallwood Energy. The Company accounts for the investment in Hallwood Energy using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partners’ capital transactions, as appropriate.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain of the Company’s officers and directors are investors in Hallwood Energy. In addition, one officer of the Company holds a profit interest in Hallwood Energy.
     Bankruptcy Filing by Hallwood Energy. On March 1, 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases are currently pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company is only an investor in and creditor of Hallwood Energy. The bankruptcy filing does not include the Company or any other of its assets.
     On June 29, 2009, the Bankruptcy Court granted a motion by Hall Phoenix/Inwood, Ltd. (“HPI”), the secured lender to Hallwood Energy, to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations.
     Hallwood Energy’s previously filed adversary proceeding against the Company requesting that the Company fund $3,200,000 under the Equity Support Agreement (discussed below) between Hallwood Energy and the Company remains outstanding. In addition, the Bankruptcy Court had previously granted the motions of HPI and of FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., to intervene as plaintiffs in the proceeding. HPI and FEI contend that the Company’s failure to fund $3,200,000 under an Equity Support Agreement damaged Hallwood Energy in an amount excess of $3,200,000 and have asserted compensatory and exemplary damages. HPI filed a motion for summary judgment on its claims and a hearing on this motion was held on July 17, 2009. The Court has not yet entered a ruling on the motion.
     Subsequently, HPI has proposed a plan of reorganization that, among other things, would extinguish Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. As a result of these developments, the Company does not anticipate that it will recover any of its investments in Hallwood Energy. The carrying value of the Company’s investment in Hallwood Energy has been reflected as zero since December 31, 2007.
     On August 3, 2009, the Company was served with a complaint in Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4, Ltd. v. The Hallwood Group Incorporated, et al. filed in the 298th District of Texas, No. 09-09551. The other defendants include Anthony J. Gumbiner, the Chairman and Chief Executive Officer of the Company, Bill Guzzetti, the President of the Company, certain affiliates of Mr. Gumbiner and certain officers of Hallwood Energy. The complaint alleges that the defendants defrauded plaintiffs in connection with plaintiffs acquiring interests in and providing loans to Hallwood Energy and seeks unspecified actual and exemplary damages.
     In addition, in the Hallwood Energy bankruptcy proceeding, HPI has filed a disclosure statement alleging that it believes it has and, if its proposed plan of reorganization is approved, intends to pursue various claims against the Company and its officers, directors and affiliates and Hallwood Energy’s officers and directors. Attorneys for HPI have also delivered a letter on behalf of HPI and certain affiliates alleging claims against the Company and its officers, directors and affiliates and Hallwood Energy’s officers and directors for, among other things, breach of contract, breach of fiduciary duties, neglect, negligence, and various alleged misleading statements, omissions and misrepresentations. HPI and certain of its affiliates have asserted that its damages exceed $200,000,000. The Company believes that the allegations and claims are without merit and intends to defend the lawsuit and any future claims vigorously.
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
     In connection with the then ongoing efforts to complete the Talisman Energy Transaction referred to in Note 4 to the condensed consolidated financial statements, the Company loaned Hallwood Energy $2,961,000 in May 2008. Concurrent with the completion of the Talisman Energy Transaction in June 2008, the Company entered into an Equity Support Agreement (the “Equity Support Agreement”) with Hallwood Energy under which the Company committed under certain conditions to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The Company contributed $2,039,000 at the completion date (for a total amount of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances, all of which were issued under the terms of Hallwood Energy’s Second Convertible Note. Due to the uncertainties in May 2008 related to the completion of the Talisman Energy Transaction and the Company’s additional investments, if any, the Company recorded an equity loss for the 2008 first quarter to the extent of the $2,961,000 loan.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     An obligation and related additional equity loss were recorded in the 2008 second quarter to the extent of the Company’s commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in accordance with generally accepted accounting principles. Subject to certain defenses raised by the Company, the remaining commitment amount under the Equity Support Agreement was $3,200,000 at June 30, 2009. As further discussed in the litigation section below, Hallwood Energy has filed an adversary proceeding against the Company requesting that the Company’s fund the additional $3,200,000.
     The Company’s carrying value of its Hallwood Energy investment, which was zero at December 31, 2008 and 2007, remained at zero as of June 30, 2009.
     If the plan of reorganization proposed by HPI is approved by the Bankruptcy Court, it is anticipated that the Company’s ownership interest in Hallwood Energy would be extinguished and the Company would no longer account for its investment in Hallwood Energy using the equity method of accounting. The Company’s proportionate share of Hallwood Energy’s accumulated losses that have not been recognized as of March 31, 2009 was approximately $12,892,000, based upon its 25% Class A limited partner ownership percentage. The Company’s proportionate share of losses after March 31, 2009 is not determinable.
     Litigation. As of February 25, 2009, the Company had contributed $9,300,000 to Hallwood Energy pursuant to the Equity Support Agreement discussed above. On that date, Hallwood Energy requested that the Company fund the additional $3,200,000, which the Company has not done. As previously discussed, on March 1, 2009, Hallwood Energy and its subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. On March 30, 2009, Hallwood Energy filed an adversary proceeding against the Company requesting that the Company fund the additional $3,200,000. The case is Hallwood Energy, L.P. v. The Hallwood Group Incorporated, Adversary No. 09-03082, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On April 29, 2009, the Company filed an answer to Hallwood Energy’s lawsuit and denied liability under the Equity Support Agreement. HPI has filed a motion for summary judgment on its claims and a hearing on this motion was held on July 17, 2009. The court has not yet entered a ruling on the motion. The Company intends to defend the matter vigorously.
     HPI and FEI were granted permission to intervene in the lawsuit and filed their respective complaints in intervention. Among the arguments advanced in the complaints is that the Company’s failure to fund $3,200,000 under the Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000. In its complaint, HPI contends that the additional damage is at least $20,000,000 because it alleges that the failure of the Company to fund the $3,200,000 caused FEI to not fund $20,000,000 due under the Farmout Agreement between Hallwood Energy and FEI. HPI also asserts that the Company is liable for exemplary damages of $100,000,000 on account of its failure to fund the last $3,200,000 under the Equity Support Agreement. FEI’s complaint in intervention claims that it was denied the benefit of its bargain promised in the Farmout Agreement and alleges consequential damages in excess of the $3,200,000. The Company intends to contest the allegations vigorously.
     On May 7, 2009, Hallwood Energy and its debtor affiliates filed an adversary proceeding against HPI and two of its officers to (i) equitably subordinate claims, (ii) recharacterize claims as being equity, (iii) breach of fiduciary duties, (iv) object to claims, and (v) seek declaratory relief. Subsequently, HPI has proposed a plan of reorganization that, among other things, would result in the release of these claims against HPI and its officers.
     Hallwood Energy is involved in several other litigation matters that have been described in the Company’s earlier SEC filings. It is anticipated that these litigation matters will be addressed in connection with the plan of reorganization submitted for approval to the Bankruptcy Court.
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
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Consulting fees	$249	$249	$498	$498
Office space and administrative services	78	59	135	152
Travel and related expenses	34	33	62	36

Total	$361	$341	$695	$686

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
     In January 2008, HIL loaned $5,000,000 to Hallwood Energy in connection with Hallwood Energy’s $30,000,000 First Convertible Note. Terms of the First Convertible Note agreement are discussed in the section entitled “Investments in Hallwood Energy”. As of July 31, 2009, HIL and one of its affiliated entities have invested $19,156,000 in Hallwood Energy, of which $14,156,000 was in the form of Class C limited partnership interest and $5,000,000 of its First Convertible Note.
     During the period, other companies in which Mr. Gumbiner has an indirect financial interest shared common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. The Company pays certain common general and administrative expenses and charges the companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended June 30, 2009 and 2008, these companies reimbursed the Company $18,000 and $40,000, respectively, for such expenses. For the six months ended June 30, 2009 and 2008, these companies reimbursed the Company $36,000 and $80,000, respectively.
     Hallwood Financial Limited. As further discussed in Note 13, Hallwood Financial Limited, a corporation affiliated with Mr. Gumbiner, announced on April 20, 2009 that it had advised the Board of Directors that it intended to make an offer to acquire all of the outstanding common stock of the Company not already beneficially owned by Hallwood Financial Limited. On June 17, 2009, Hallwood Financial Limited announced that it had determined that it would not proceed with the offer.
     Hallwood Energy. Prior to July 31, 2009, Hallwood Energy shared common offices, facilities and certain staff in the Company’s Dallas office and Hallwood Energy was obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the three months ended June 30, 2009 and 2008, Hallwood Energy’s share of such expenses was $62,000 and $119,000, respectively. For the six months ended June 30, 2009 and 2008, Hallwood Energy’s share of such expenses was $115,000 and $204,000, respectively. At June 30, 2009, the amount due from Hallwood Energy was $54,000. Hallwood Energy completed its move from the office space by July 31, 2009 and is no longer sharing such expenses.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of June 30, 2009 (in thousands):

	Payments Due During the Year Ending December 31,
	2009*	2010	2011	2012	2013	Thereafter	Total
Contractual Obligations
Long term debt	$—	$4,500	$—	$—	$—	$—	$4,500
Redeemable preferred stock	—	1,000	—	—	—	—	1,000
Operating leases	513	736	449	396	364	940	3,398

Total	$513	$6,236	$449	$396	$364	$940	$8,898

*	For the six months ending December 31, 2009.
     Interest costs associated with the Company’s debt, which bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the renewal of the revolving credit facilities at their loan balances as of June 30, 2009, are $47,000 for the six months ending December 31, 2009 and $82,000 for each the years ending December 31, 2010 through December 31, 2013, respectively.
     Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,956,000 at June 30, 2009). The base amount will fluctuate in accordance with a formula that increases by the annual amount of the dividend on the preferred stock accrued, currently $1,823,000, and decreases by the amount of the cash dividends actually paid. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.
     Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.
     Financial Covenants
     The principal ratios, required to be maintained under Brookwood’s Working Capital Revolving Credit Facility for the last four quarters are provided below:

		Quarters Ended
		June 30,	March 31,	December 31,	September 30,
Description	Requirement	2009	2009	2008	2008

Total debt to tangible net worth	must be less than ratio of 1.50	0.71	0.86	0.87	1.00
Net income	must exceed $1	Yes	Yes	Yes	Yes

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Brookwood was in compliance with its principal loan covenants under the Working Capital Revolving Credit Facility for the first two quarters in 2009 and for all interim periods in 2008, although an amendment to the Working Capital Revolving Credit Facility was entered into in June 2008 to allow a $4,800,000 dividend payment in June 2008, which restricted the total calendar 2008 dividends from Brookwood to the Company to $9,300,000.
     Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the loan covenants in the Working Capital Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $38,547,000 and $32,754,000 as of June 30, 2009 and December 31, 2008, respectively.
     Hallwood Energy. Hallwood Energy was not in compliance with various covenants under its Secured Credit Facilities beginning March 31, 2008, which required waivers and amended loan covenants.
     To the extent Hallwood Energy was not in default by virtue of pre-March 1, 2009 events, the bankruptcy filing on March 1, 2009 constituted a default under the terms of the Secured Credit Facilities and the forbearance agreement was terminated by its terms upon the bankruptcy filing. However, under the automatic stay provisions of the Bankruptcy Code, HPI had not been able to foreclose on its collateral. As previously stated, on June 29, 2009, the Bankruptcy Court granted a motion by HPI, to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations.
Withdrawal of Offer to Acquire All Outstanding Publicly Held Common Shares of Company by Chairman and Principal Stockholder
     On April 20, 2009, Hallwood Financial Limited (“Hallwood Financial”), a corporation affiliated with Mr. Anthony J. Gumbiner, a director, Chairman of the Board of Directors and Chief Executive Officer of the Company, which currently owns 65.7% of the outstanding common stock of the Company, announced that it had advised the Board of Directors of the Company that it intends to make an offer to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by Hallwood Financial (approximately 523,591 shares). In its announcement, Hallwood Financial indicated that it intended to offer $12.00 per share in cash for each share of common stock not already owned by Hallwood Financial.
     In response to Hallwood Financial’s announcement, the Company appointed a Special Committee of two independent directors, Charles A. Crocco, Jr. and M. Garrett Smith, to evaluate Hallwood Financial’s proposal and make recommendations to the Board. The Special Committee was authorized to retain independent legal counsel and financial advisors to assist in evaluating Hallwood Financial’s proposal. On June 17, 2009, Hallwood Financial announced that it had determined that it would not proceed with the offer.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Liquidity and Capital Resources
     General. The Company principally operates in the textile products and energy business segments. The Company’s cash position increased by $2,243,000 during the 2009 six month period to $8,259,000 as of June 30, 2009. The principal source of cash in the 2009 six month period was $9,063,000 provided by operations. The primary uses of cash were $882,000 for property, plant and equipment, principally at Brookwood, and $5,938,000 for repayment of bank borrowings.
     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the military, consumer, industrial and medical markets. Brookwood maintains a $25,000,000 working capital revolving credit facility and a $3,000,000 equipment facility with Key Bank. The facilities have a maturity date of January 2010. At June 30, 2009, Brookwood had approximately $20,379,000 of unused borrowing capacity on its Working Capital Revolving Credit Facility and $3,000,000 on its equipment credit facility. Brookwood is currently in discussion with Key Bank to renew its existing agreements.
     Brookwood paid cash dividends to the Company of $2,500,000 through June 30, 2009 and $9,300,000 for all of 2008. In addition, Brookwood made tax sharing payments to the Company of $2,627,000 through June 30, 2009 and $7,342,000 for all of 2008 under its tax sharing agreement with the Company. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued compliance with the covenants contained in the Working Capital Revolving Credit Facility. Brookwood’s total debt to total tangible net worth ratio of 0.71 at June 30, 2009 was reduced from 0.87 at December 31, 2008, principally due to its profitable operations during the 2009 six month period relative to the dividends paid, and was substantially below the maximum allowable ratio of 1.50. There were no significant additional capital requirements as of June 30, 2009.
     Energy. During 2008, the Company invested $13,920,000 in Hallwood Energy, as part of a total investment of $75,401,000. No additional investment was made in Hallwood Energy during 2009.
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
     On June 29, 2009, the Bankruptcy Court granted a motion by HPI to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations. Subsequently, HPI has proposed a plan of reorganization that, among other things, would extinguish Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company.
     Company’s Future Liquidity. The Company’s ability to generate cash flow from operations will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by the outcome of its litigation matters and prevailing economic conditions. Many of these factors are beyond the Company’s control. Considering its current cash position, anticipated cash flow from continuing operations and anticipated renewal or replacement of the Brookwood loan facilities, the Company believes it has sufficient funds to meet its liquidity needs.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Forward-Looking Statements
     In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in the Company’s Form 10-K for the year ended December 31, 2008 in Item 1A — Risk Factors and Part II Item 1A — Risk Factors in this report. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

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

Litigation. The Company and its subsidiaries are involved in a number of litigation matters, as described in Note 4 and Note 11 to the Condensed Consolidated Financial Statements as of and for the Six Months Ended June 30, 2009 and 2008 included in Part I of this report. Although the Company does not believe that the results of any of these matters are likely to have a material adverse effect on its financial condition, results of operation or cash flows, it is possible that any of the matters could result in material liability to the Company. In addition, the Company has spent and will likely continue to spend significant amounts in professional fees in connection with these matters.

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

THE HALLWOOD GROUP INCORPORATED

Dated: August 14, 2009	By:	/s/ Richard Kelley
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