Form 10-Q
period 2009-09-30
Hallwood Group Inc
filed 2009-11-13
CIK 355766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock, $0.10 par value per share	1,525,166 shares

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$9,068	$6,016
Accounts receivable, net
Due from factors	31,484	15,385
Trade and other	5,743	6,338
Related parties	84	32
Inventories, net	22,834	21,774
Prepaids, deposits and other assets	447	728
Deferred income tax, net	—	3,097

	69,660	53,370

Noncurrent Assets
Property, plant and equipment, net	14,711	15,145
Other assets	149	159
Deferred income tax, net	—	721
Investments in Hallwood Energy, net	—	—

	14,860	16,025

Total Assets	$84,520	$69,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$15,162	$10,658
Accrued expenses and other current liabilities	5,676	5,594
Payable – additional investment in Hallwood Energy	3,201	3,201
Income taxes payable	1,246	243
Redeemable preferred stock	1,000	—
Deferred income tax, net	99	—
Current portion of loans payable	—	27

	26,384	19,723

Noncurrent Liabilities Long term portion of loans payable	9,003	10,411
Deferred income tax, net	281	—
Redeemable preferred stock	—	1,000

	9,284	11,411

Total Liabilities	35,668	31,134

Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods; outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,425	51,425
Retained earnings	10,591	—
Treasury stock, 870,939 shares for both periods; at cost	(13,404)	(13,404)

Total Stockholders’ Equity	48,852	38,261

Total Liabilities and Stockholders’ Equity	$84,520	$69,395

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Revenues
Textile products sales	$128,166	$126,689

Expenses
Textile products cost of sales	93,322	94,234
Administrative and selling expenses	17,988	16,726

	111,310	110,960

Operating income	16,856	15,729

Other Income (Loss)
Interest expense	(171)	(567)
Interest and other income	33	72
Equity loss from investments in Hallwood Energy	—	(12,120)

	(138)	(12,615)

Income before income taxes	16,718	3,114
Income tax expense	6,127	1,623

Net Income	$10,591	$1,491

Net Income Per Common Share
Basic	$6.94	$0.98

Diluted	$6.94	$0.98

Weighted Average Shares Outstanding
Basic	1,525	1,521

Diluted	1,525	1,523

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2009	2008
Revenues
Textile products sales	$44,182	$35,568

Expenses
Textile products cost of sales	31,816	27,715
Administrative and selling expenses	6,121	5,960

	37,937	33,675

Operating income	6,245	1,893

Other Income (Loss)
Interest expense	(44)	(139)
Interest and other income	16	30
Equity loss from investments in Hallwood Energy	—	—

	(28)	(109)

Income before income taxes	6,217	1,784
Income tax expense	2,149	529

Net Income	$4,068	$1,255

Net Income Per Common Share
Basic	$2,67	$0.83

Diluted	$2.67	$0.82

Weighted Average Shares Outstanding
Basic	1,525	1,521

Diluted	1,525	1,523

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Income	$4,068	$1,255	$10,591	$1,491

Other Comprehensive Income
None	—	—	—	—

Comprehensive Income	$4,068	$1,255	$10,591	$1,491

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity
Balance, January 1, 2009	2,396	$240	$51,425	$—	871	$(13,404)	$38,261

Net income	—	—	—	10,591	—	—	10,591

Balance, September 30, 2009	2,396	$240	$51,425	$10,591	871	$(13,404)	$48,852

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,591	$1,491
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	4,198	438
Depreciation and amortization	1,712	1,684
Equity loss from investments in Hallwood Energy	—	12,120
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(15,556)	1,886
Increase (decrease) in accounts payable	4,804	792
(Increase) decrease in inventories	(1,060)	(110)
Net change in income taxes receivable/payable	1,003	569
Net change in other assets and liabilities	291	499
Increase (decrease) in accrued expenses and other current liabilities	82	(76)

Net cash provided by operating activities	6,065	19,293

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property, plant and equipment, net	(1,578)	(2,239)
Investments in Hallwood Energy	—	(13,919)

Net cash used in investing activities	(1,578)	(16,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other bank borrowings and loans payable	(1,435)	(7,084)
Proceeds from revolving credit facilities, net	—	—

Net cash used in financing activities	(1,435)	(7,084)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,052	(3,949)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,016	7,260

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,068	$3,311

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2009 and 2008
(unaudited)
Note 1 — Interim Condensed Consolidated Financial Statements, Organization, Policies and New Accounting Pronouncements
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
     Organization. The Company operates as a holding company. The principal remaining business is in the textile products industry, following the bankruptcy reorganization of its former Hallwood Energy affiliate.
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
     Textile products operations account for all of the Company’s operating revenues. See Note 3 for additional information on Brookwood.
     Energy. The Company’s investment in the energy segment was conducted through Hallwood Energy, L.P. (“Hallwood Energy”). The Company accounted for the investment in Hallwood Energy using the equity method of accounting, recording its pro rata share of Hallwood Energy’s net income (loss), partners’ capital transactions and comprehensive income (loss).
     Hallwood Energy was a privately held independent oil and gas limited partnership and operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets.
     Bankruptcy Filing by Hallwood Energy. On March 1, 2009, Hallwood Energy, L.P., Hallwood Energy Management, LLC (the general partner of Hallwood Energy, “HEM”), and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets.
     On June 29, 2009, the Bankruptcy Court granted a motion by Hall Phoenix/Inwood, Ltd. (“HPI”), the secured lender to Hallwood Energy, to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations.
     On October 19, 2009, the Bankruptcy Court confirmed the plan of reorganization proposed by HPI that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. As a

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2009 and 2008
(unaudited)
result of these developments, the Company does not anticipate that it will recover any of its investments in Hallwood Energy. The carrying value of the Company’s investment in Hallwood Energy has been reflected as zero since December 31, 2007.
     See Note 4 for additional information on Hallwood Energy.
     Consolidation Policy. The Company’s Brookwood subsidiary operates on a 5-4-4 accounting cycle with its months always ending on a Saturday for accounting purposes, while the parent company, The Hallwood Group Incorporated, operates on a traditional fiscal month accounting cycle. For purposes of the year-end financial statements the Brookwood cycle always ends on December 31, however, quarterly interim financial statements may not correspond to the fiscal quarter-end. The Company’s condensed consolidated financial statements as of September 30, 2009 and 2008 include Brookwood’s operations through September 27, 2009 and September 28, 2008, respectively. Estimated operating results of Brookwood for the intervening periods to September 30, 2009 and 2008, respectively, are provided below (in thousands):

	Amounts in Intervening Periods
	Nine Months Ended September 30,
	2009	2008
	(three business days)	(two business days)
Textile products sales	$823	$444
Textile products costs of sales	604	342
Administrative and selling expenses	293	212
     Subsequent Events. The Company recognizes the effects of events or transactions that occur after the balance sheet date but before financial statements are issued, referred to as subsequent events, if there is evidence that conditions related to the subsequent event existed at the balance sheet date, including the impact of such events on management’s estimates and assumptions used in preparing the financial statements. Other significant subsequent events that are not recognized in the financial statements, if any, are disclosed in the notes to the Company’s consolidated financial statements. Subsequent events have been evaluated through November 13, 2009, the date these condensed consolidated financial statements were filed with the Securities and Exchange Commission.
     New Accounting Pronouncements. In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, (FASB ASC Topic 855) “Subsequent Events”, which was effective for interim or annual periods ending after June 15, 2009. FASB ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued by public entities. It mirrors the longstanding existing guidance for subsequent events that was promulgated by the American Institute of Certified Public Accountants. FASB ASC Topic 855 also requires the Company to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company adopted FASB ASC Topic 855 for the quarter ended June 30, 2009.
     In June 2009, the FASB issued SFAS No. 166 (FASB ASC Topic 860) “Accounting for Transfers of Financial Assets” – an amendment of FASB Statement No. 140,” that relates to accounting for transfers of financial assets. FASB ASC Topic 860 improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities. FASB ASC Topic 860 is effective for interim and annual reporting periods that begin after November 15, 2009. FASB ASC Topic 860 must be applied to transfers occurring on or after the effective date. The Company is still analyzing the effects of adoption of FASB ASC Topic 860.
     In June 2009, the FASB issued SFAS No. 168, (FASB ASC Topic 105) “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FASB ASC Topic 105 establishes the FASB Accounting Standards Codification Principles (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. FASB ASC Topic 105 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The Company adopted FASB ASC Topic 105 for the quarter ended September 30, 2009. The FASB codification does not change the Company’s application of U.S. GAAP, and therefore the adoption only affects the way authoritative accounting literature is referred to in the notes to the Company’s consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2009 and 2008
(unaudited)
Note 2—Inventories
     All inventories relate to Brookwood. Inventories as of the balance sheet dates were as follows (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$5,632	$6,215
Work in progress	9,579	6,427
Finished goods	9,078	10,203

	24,289	22,845
Less: Obsolescence reserve	(1,455)	(1,071)

Total	$22,834	$21,774

Note 3 — Operations of Brookwood Companies Incorporated
     Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval.
     Brookwood continues to monitor its factors and the effects the current economic situation may have upon their ability to fulfill their obligations to Brookwood in a timely manner. The parent company of one of Brookwood’s factors, CIT Group Inc. (“CIT”), previously announced it had liquidity issues and filed for bankruptcy on October 31, 2009. Brookwood has taken steps to protect its interests with CIT and expanded its relationships with other factors. Additionally, Brookwood has amended its factor agreement with CIT that, among other things, allows CIT to be a Brookwood receivables management agent in connection with post-September 30, 2009 receivables and further clarifies Brookwood’s ownership of the receivables. As of November 13, 2009, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements, although such terms from the other factors have resulted in timing differences that have increased Brookwood’s end-of-month receivables balances.
     The accounts receivable due from factor balance at September 30, 2009 includes approximately $4,800,000 related to fabric sold to a Brookwood customer that supplies the U.S. military for which payment has been delayed due to a pending compliance issue (see also Note 11). Brookwood is in the process of structuring resolution of the issue and believes it is likely to have partial resolution in the 2009 fourth quarter with complete resolution in 2010. The Company does not believe resolution of the issue will have a material adverse effect on its financial condition, results of operations or cash flows.
     Sales Concentration. Brookwood has several customers who accounted for more than 10% of Brookwood’s sales in the 2009 and 2008 periods. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during both the 2009 and 2008 periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $16,933,000 and $40,298,000 in the 2009 third quarter and nine month periods, respectively, compared to $8,593,000 and $38,573,000 in 2008. Sales to Tennier represented 38.3% and 24.2% of Brookwood’s net sales in the 2009 and 2008 third quarters, respectively, and 31.4% and 30.4% in the 2009 and 2008 nine month periods, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2009 and 2008. Its relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $3,926,000 and $18,925,000 in the 2009 third quarter and nine month periods, respectively, compared to $4,093,000 and $13,375,000 in 2008. Sales to ORC represented 8.9% and 11.5% of Brookwood’s net sales in the 2009 and 2008 third quarters, respectively, and 14.8% and 10.6% in the 2009 and 2008 nine month periods, respectively. Sales to another customer accounted for more than 10% of sales for 2008 only. Brookwood’s relationship with the customer is ongoing. Sales to that customer, which are also included in the military sales, were $1,956,000 and $8,116,000 in the 2009 third quarter and nine month periods, compared to $4,439,000 and $15,208,000 in the 2008 third quarter and nine month periods, which represented 4.4% and 12.5% of Brookwood sales in the third quarters in 2009 and 2008, and 6.3% and 12.0% in the 2009 and 2008 nine month periods, respectively.
     Military sales accounted for $32,415,000 and $92,845,000 in the 2009 third quarter and nine month periods, respectively, compared to $21,194,000 and $81,148,000 in 2008. The military sales represented 73.4% and 59.6% of Brookwood’s net sales in the 2009 and 2008 third quarters, respectively, and 72.4% and 64.1% in the 2009 and 2008 nine month periods, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2009 and 2008
(unaudited)
     Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At September 30, 2009, cumulative dividends in arrears on the preferred stock amounted to approximately $456,000.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,956,000 at September 30, 2009). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.
Note 4 — Investments in Hallwood Energy, L.P.
     Investments in Hallwood Energy as of the balance sheet dates were as follows (in thousands):

	As of September 30,2009			Amount at		Loss for the
	Percent			which carried at		nine months ended
	of Class			September 30,	December 31,	September 30,
Description	Owned		Cost	2009	2008	2009	2008
- Class A limited partner interest	25	(a)	$50,384	$—	$—	$—	$—
- Class C limited partner interest	13	(b)	11,084	—	—	—	—
- General partner interest	50		13	—	—	—	—
- First Convertible Note	17		5,000	—	—	—	—
- Second Convertible Note
Cash investment	96		9,300	—	—	—	(8,920)
Less: portion invested by third parties			(380)	—	—	—	—
Commitment to invest additional funds			3,200	—	—	—	(3,200)

Total			$78,601	$—	$—	$—	$(12,120)

(a)	18% after consideration of profit interests

(b)	Convertible into a Class A limited partner interest
     Prior to the approval of Hallwood Energy’s plan of reorganization in Bankruptcy Court (discussed below), the Company accounted for the investment in Hallwood Energy using the equity method of accounting and recorded its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions, as appropriate. In connection with Hallwood Energy’s bankruptcy reorganization, the Company’s partnership interests in Hallwood Energy were extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting. Additionally, any right of recovery for the convertible note interests has been subordinated in favor of Hall Phoenix/Inwood, Ltd., (“HPI”), the secured lender to Hallwood Energy.
     Hallwood Energy was a privately held independent oil and gas limited partnership and operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2009 and 2008
(unaudited)
natural gas assets. Certain of the Company’s officers and directors were investors in Hallwood Energy. In addition, one officer of the Company held a profit interest in Hallwood Energy that was also extinguished in the bankruptcy.
     Bankruptcy Filing by Hallwood Energy. On March 1, 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets.
     On June 29, 2009, the Bankruptcy Court granted a motion by HPI to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations.
     On October 19, 2009, the Bankruptcy Court confirmed the plan of reorganization proposed by HPI that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. As a result of these developments, the Company does not anticipate that it will recover any of its investments in Hallwood Energy. The carrying value of the Company’s investment in Hallwood Energy has been reflected as zero since December 31, 2007.
     Hallwood Energy’s previously filed adversary proceeding against the Company requesting that the Company fund $3,200,000 under the Equity Support Agreement (discussed below and in Note 11) between Hallwood Energy and the Company remains outstanding. In addition, the Bankruptcy Court had previously granted the motions of HPI and of FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., to intervene as plaintiffs in the proceeding. HPI and FEI contend that the Company’s failure to fund $3,200,000 under an Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000 and have asserted compensatory and exemplary damages. HPI filed a motion for summary judgment on its claims and a hearing on this motion was held on July 17, 2009. The Court has not yet entered a ruling on the motion.
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
     In addition, the confirmed plan of reorganization in the Hallwood Energy bankruptcy proceeding provides that a creditors’ trust created by the plan will pursue various claims against the Company and its officers, directors and affiliates and Hallwood Energy’s officers and directors. Attorneys for HPI have also delivered a letter on behalf of HPI and certain affiliates alleging claims against the Company and its officers, directors and affiliates and Hallwood Energy’s officers and directors for, among other things, breach of contract, breach of fiduciary duties, neglect, negligence, and various alleged misleading statements, omissions and misrepresentations. HPI and certain of its affiliates have asserted that its damages exceed $200,000,000. The Company believes that the allegations and claims are without merit and intends to defend the lawsuit and any future claims vigorously.
     Equity Losses. Under U.S. generally accepted accounting principles, the general rule for recording equity losses ordinarily indicates that the investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses unless the investor provides or commits to provide additional funds in the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee.
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
Nine Months Ended September 30, 2009 and 2008
(unaudited)
uncertainties in May 2008 related to the completion of the Talisman Energy Transaction and the Company’s additional investments, if any, the Company recorded an equity loss for the 2008 first quarter to the extent of the $2,961,000 loan.
     An obligation and related additional equity loss were recorded in the 2008 second quarter to the extent of the Company’s commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in accordance with generally accepted accounting principles. Subject to certain defenses raised by the Company, the remaining commitment amount under the Equity Support Agreement was $3,200,000 at September 30, 2009. Hallwood Energy has filed an adversary proceeding against the Company requesting that the Company fund the additional $3,200,000. The Company has filed an answer to Hallwood Energy’s lawsuit and denied liability under the Equity Support Agreement. HPI has filed a motion for summary judgment on its claims and a hearing on this motion was held on July 17, 2009. The Court has not yet entered a ruling on the motion. The Company intends to defend the matter vigorously.
     The Company’s carrying value of its Hallwood Energy investment, which was zero at December 31, 2008 and 2007, remained at zero as of September 30, 2009.
     Pursuant to the plan of reorganization confirmed by the Bankruptcy Court, the Company’s ownership interest in Hallwood Energy was extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting.
     In addition to the description of Hallwood Energy’s activities provided in the Company’s 2008 Form 10-K, further information regarding Hallwood Energy is provided below.
     Loan Facilities and Convertible Notes. At September 30, 2009, Hallwood Energy had two loan facilities and two convertible note issues:
•	Senior Secured Credit Facility and Junior Credit Facility. In April 2007, Hallwood Energy entered into a $100,000,000 loan facility (the “Senior Secured Credit Facility”) with HPI, who is an affiliate of one of Hallwood Energy’s investors. The outstanding principal balance was $100,000,000 at September 30, 2009 and December 31, 2008. The Senior Secured Credit Facility, including its amendments, contained various financial covenants, including maximum general and administrative expenses and current and proved collateral coverage ratios and non-financial covenants that restricted Hallwood Energy’s activities and contained a make-whole provision.

In January 2008, Hallwood Energy entered into a $15,000,000 loan facility (the “Junior Credit Facility”) with HPI and drew the full $15,000,000 available. Borrowings under the Senior Secured Credit Facility and Junior Credit Facility (collectively referred to as the “Secured Credit Facilities”) were both secured by Hallwood Energy’s oil and gas leases and matured on February 1, 2010. The Junior Credit Facility contained various financial covenants and a make-whole provision, materially consistent with the Senior Secured Credit Facility.

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

Hallwood Energy’s obligations under the Secured Credit Facilities were the subject of litigation commenced by Hallwood Energy against HPI, as more fully described in the section below entitled “Litigation”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2009 and 2008
(unaudited)
•	First Convertible Note. In January 2008, Hallwood Energy entered into a $30,000,000 convertible subordinated note agreement (the “First Convertible Note”). Borrowings bore interest at an annual rate of 16%, payable on a quarterly basis after the completion of a defined equity offering and subject to the prior full payment of borrowings and accrued interest under the Secured Credit Facilities. The First Convertible Note and accrued interest was convertible into Class C interests, or comparable securities, on a dollar for dollar basis. As of September 30, 2009, $28,839,000 principal amount of the First Convertible Notes were outstanding, of which the Company held $5,000,000.

•	Second Convertible Note. In May 2008, Hallwood Energy entered into a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”), which was underwritten by the Company. The Second Convertible Note was issued in connection with the completion of the Talisman Energy Transaction and the related Equity Support Agreement. The Second Convertible Note contained terms comparable to the First Convertible Note. During June and July 2008, the Company sold $380,000 of the Second Convertible Note to other investors in Hallwood Energy. As of September 30, 2009, $9,300,000 principal amount of the Second Convertible Notes were outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors.
     Pursuant to the plan of reorganization approved by the Bankruptcy Court, the holders of the First Convertible Notes and Second Convertible Notes are treated as a subordinated creditor class with it rights to recovery subordinated to HPI. The Company does not anticipate any recovery from its convertible note holdings.
     Limited Partnership Interests. At September 30, 2009, there were three classes of limited partnership interests held in Hallwood Energy:
•	Class C interests bore a 16% priority return which compounded monthly. The priority return would have become payable when, as and if declared by the general partner of Hallwood Energy. The Class C interests would have received priority on any distributions of cash or sales proceeds from a terminating capital transaction, as defined. The Class C capital contributions totaled approximately $84,422,000 at September 30, 2009.

•	Class A interests bore certain voting rights and with the general partner would have received 100% of the distributions of available cash and net proceeds from a terminating capital transaction, as defined, subsequent to the payment of all unpaid Class C priority return and of all Class C capital contributions until the unrecovered capital accounts of each Class A partner interest was reduced to zero, and thereafter would have shared in all future distributions of available cash and net proceeds from terminating capital transactions with the holders of the Class B interests.

•	Class B interests represented vested net profit interests awarded to key individuals by Hallwood Energy. At September 30, 2009 and December 31, 2008, outstanding Class B interests had rights to receive 20.0% of distributions of defined available cash and net proceeds from a terminating capital transaction after the unpaid Class C priority return and capital contributions and the unreturned Class A and general partner capital contributions were reduced to zero.
     Pursuant to the plan of reorganization approved by the Bankruptcy Court, the Class A, B and C limited partnership interests and the general partnership interests were extinguished upon confirmation of the plan by the Bankruptcy Court.
     Talisman Energy Transaction. In June 2008, Hallwood Energy raised additional capital by entering into an agreement for the sale and farmout to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and the option to pay up to the additional $65,000,000), and entered into an agreement to provide consulting services to the purchaser for one year (the “Talisman Energy Transaction”). FEI prepaid the consulting services agreement which required two man-weeks per month of service from two senior executives. The revenues from this agreement were recognized as earned over the course of the twelve month period. In October 2008, FEI elected to make a second payment of $30,000,000 to Hallwood Energy. In February 2009, FEI elected to make a partial funding in the amount of $15,000,000 related to its third payment.
     In connection with the Talisman Energy Transaction, the Company loaned $2,961,000 to Hallwood Energy in May 2008. Contemporaneously with the signing of the sale and farmout agreement, the Company entered into the Equity Support Agreement with Hallwood Energy. The loan of $2,961,000 in May 2008 and an additional loan to Hallwood Energy in June 2008 of $2,039,000 (for a total of $5,000,000) were treated as contributions toward the maximum amount. In September 2008, the Company loaned an additional $4,300,000 to Hallwood Energy under the Equity Support Agreement. Funds advanced to

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2009 and 2008
(unaudited)
Hallwood Energy pursuant to the Equity Support Agreement were issued under terms of the Second Convertible Note. Subject to certain defenses raised by the Company, the remaining commitment amount under the Equity Support Agreement was $3,200,000 at September 30, 2009.
     Litigation. For a description of litigation filed against the Company in connection with the Hallwood Energy bankruptcy, see Note 11.
     The following table sets forth certain unaudited summarized financial data for Hallwood Energy for 2008 (in thousands):

December 31,
2008
Balance Sheet Data
Cash and cash equivalents	$18,706
Oil and gas properties, net	86,347
Total assets	111,100
Notes payable (including make-whole fees)	155,849
Total liabilities	195,380
Partners’ capital (deficiency)	(84,280)

	Three Months Ended	Nine Months Ended
	September 30 2008,	September 30, 2008
Statement of Operations Data
Revenues	$2,215	$14,819

Expenses	8,173	25,337

Operating loss	(5,958)	(10,518)

Other income (expense)	4,020	(13,308)

Net loss	$(1,938)	$(23,826)

     The Company has not provided current unaudited summarized financial data for Hallwood Energy for the three month and nine month periods ended September 30, 2009, in consideration of Hallwood Energy’s bankruptcy reorganization, the extinguishment of the Company’s ownership interests in Hallwood Energy in the plan of reorganization, HPI’s possession of substantially all of Hallwood Energy’s assets and operations (including all financial records), and the Company’s lack of involvement in Hallwood Energy’s operations.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2009 and 2008
(unaudited)
Note 5 — Loans Payable
     Loans payable, all of which relate to Brookwood, at the balance sheet dates were as follows (in thousands):

	September 30,	December 31,
	2009	2008
Working capital revolving credit facility, interest at Libor +1.25 - 1.75% or Prime; due January 2011	$9,003	$10,411
Equipment term loans, interest at various rates; due April 2009	—	27

Total	9,003	10,438
Current portion	—	(27)

Noncurrent portion	$9,003	$10,411

     Working Capital Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $25,000,000 with Key Bank National Association (the “Working Capital Revolving Credit Facility”). In October 2009, Brookwood entered into an amendment to this facility to extend the term to January 31, 2011, with an increase in the interest rate, at Brookwood’s option, of Key Bank’s Base Rate, typically Prime Rate, + 1.25% or LIBOR + 2.75%. Previously, the facility had a maturity date of January 31, 2010 and an interest rate, at Brookwood’s option, of Prime, or Libor plus 1.25% — 1.75%. The facility’s various covenants were continued and include an additional covenant (discussed below). Borrowings are collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The interest rate was a blended rate of 2.08% and 2.30% at September 30, 2009 and December 31, 2008, respectively. The outstanding balance was $9,003,000 at September 30, 2009 and Brookwood had $15,876,000 of borrowing availability under this facility, which is net of a standby letter of credit for $121,000.
     Equipment Term Loans. In connection with the October 2009 renewal of the Working Capital Revolving Credit Facility, Brookwood’s revolving equipment credit facility in an amount up to $3,000,000 with Key Bank was not renewed. The interest rate for the remaining equipment term loan, which was repaid in April 2009, was 2.26% at December 31, 2008.
     Loan Covenants. The Working Capital Revolving Credit Facility provides for a maximum total debt to tangible net worth ratio of 1.50 and a covenant that Brookwood shall maintain a quarterly minimum net income of not less than one dollar. With the renewal of the facility, an additional covenant was added that provides for a total funded debt to EBITDA (for the trailing four quarters) ratio of 2.00 to be calculated on a quarterly basis, commencing December 31, 2009. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the Working Capital Revolving Credit Facility. As of the end of all interim periods in 2009 and 2008 and as of December 31, 2008, Brookwood was in compliance with its loan covenants, although an amendment to the Working Capital Revolving Credit Facility was entered into in June 2008, to allow a $4,800,000 dividend payment in June 2008, which restricted calendar 2008 total dividends from Brookwood to the Company to $9,300,000.
     Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the Key Bank loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $42,558,000 and $32,754,000 as of September 30, 2009 and December 31, 2008, respectively.
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
     At September 30, 2009, there were no outstanding stock options as the remaining options were exercised in December 2008. The 1995 Plan terminated in June 2005 and no new options can be issued under the 1995 Plan.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2009 and 2008
(unaudited)
Note 7 — Income Taxes
     Following is a schedule of the income tax expense (benefit) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Federal
Deferred	$899	$317	$4,197	$438
Current	1,198	(109)	1,260	(109)

Sub-total	2,097	208	5,457	329

State
Deferred	—	—	—	—
Current	332	321	950	1,294

Sub-total	332	321	950	1,294

Foreign
Current	(280)	—	(280)	—

Total	$2,149	$529	$6,127	$1,623

     The net deferred tax asset (liability) was $(380,000) and $3,818,000 at September 30, 2009 and December 31, 2008, respectively. The deferred tax liability at September 30, 2009 was comprised of $380,000 attributable to temporary differences. The deferred tax asset at December 31, 2008 amount was attributable to temporary differences of $550,000, a federal net operating loss carryforward of $2,509,000 and $759,000 of alternative minimum tax credits. The effective federal tax rate in both periods was 34%. State taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     The current federal income tax payable at September 30, 2009 of $972,000 represents the estimated current tax due for the nine month period ended September 30, 2009, reduced by various tax loss and credit carryforwards and an estimated tax payment of $250,000 paid by the Company in March 2009. The Company reported a taxable loss of $2,325,000 on its federal income tax return for the year ended December 31, 2008 that was filed in September 2009, principally from operating income from Brookwood, offset by the flow-through of partnership losses from its Hallwood Energy investment.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2009 and 2008
(unaudited)
Note 8 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments in thousands):
     Supplemental schedule of non-cash investing and financing activities:

	Nine Months Ended
	September 30,
Description	2009	2008
Change in payable – additional investment in Hallwood Energy	$—	$3,201

Accrued capital expenditures in accounts payable:
Amount at end of period	$8	$37

     Supplemental disclosures of cash payments:

Income taxes paid	$879	$634
Interest paid	152	567
Note 9 — Computation of Income Per Common Share
     The following table reconciles weighted average shares outstanding from basic to diluted methods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description	2009	2008	2009	2008
Weighted Average Shares Outstanding
Basic	1,525	1,521	1,525	1,521
Potential shares from assumed exercise of stock options	—	5	—	5
Potential repurchase of shares from stock option proceeds	—	(3)	—	(3)

Diluted	1,525	1,523	1,525	1,523

Net Income
Basic and diluted	$4,068	$1,255	$10,591	$1,491

     No shares were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2009 and 2008 or the three months ended September 30, 2009 and 2008.
Note 10 — Related Party Transactions
     Hallwood Investments Limited. The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000. The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiarie’s board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2009 and 2008
(unaudited)
administrative services and for travel and related expenses principally to and from the Company’s corporate office and Brookwood’s facilities and health insurance premiums.
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Consulting fees	$249	$249	$747	$747
Office space and administrative services	24	52	160	204
Travel and other expenses	85	39	147	75

Total	$358	$340	$1,054	$1,026

     In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting. In the three months and nine months ended September 30, 2008 Mr. Gumbiner received a consulting fee from only one affiliate, Hallwood Energy, of approximately $50,000 and $150,000, respectively. Mr. Gumbiner received no compensation from Hallwood Energy during 2009.
     In January 2008, Hallwood Family BVI, L.P. (“HFBL”), a partnership affiliated with Mr. Gumbiner, loaned $5,000,000 to Hallwood Energy in connection with Hallwood Energy’s $30,000,000 First Convertible Note. Terms of the First Convertible Note agreement are discussed in Note 4. As of November 1, 2009, HFBL had invested $19,156,000 in Hallwood Energy, of which $14,156,000 was in the form of Class C limited partnership interest and $5,000,000 of its First Convertible Note. Pursuant to Hallwood Energy’s bankruptcy plan of reorganization, the Class C partnership interest was extinguished and the convertible notes have been subordinated to recovery in favor of HPI.
     During the period, other companies in which Mr. Gumbiner has an indirect financial interest shared common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. The Company pays certain common general and administrative expenses and charges the companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended September 30, 2009 and 2008, these companies reimbursed the Company $19,000 and $38,000, respectively, for such expenses. For the nine months ended September 30, 2009 and 2008, these companies reimbursed the Company $55,000 and $118,000, respectively.
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
     Hallwood Energy. Prior to July 31, 2009, Hallwood Energy shared common offices, facilities and certain staff in the Company’s Dallas office and Hallwood Energy was obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the three months ended September 30, 2009 and 2008, Hallwood Energy’s share of such expenses was $9,000 and $113,000, respectively. For the nine months ended September 30, 2009 and 2008, Hallwood Energy’s share of such expenses was $124,000 and $317,000, respectively. At September 30, 2009, the amount due from Hallwood Energy was $37,000. Hallwood Energy completed its move from the office space by July 31, 2009 and is no longer sharing such expenses.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2009 and 2008
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
     In July 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that the defendants infringed five United States patents pertaining to internally-coated webs: U.S. Patent No. 5,418,051; 5,856,245; 5,869,172; 6,071,602 and 6,129,978. On October 3, 2007, the U.S. District Court dismissed The Hallwood Group Incorporated from the lawsuit. Brookwood timely answered the lawsuit. Nextec sought leave of Court to add two additional patents to the lawsuit: U.S. Patent No. 5,954,902 and 6,289,841. The Court granted leave to Nextec, and Nextec filed its amended complaint September 19, 2008. The Court has scheduled a hearing in January 2010 on motions for summary judgment submitted by both parties on various issues. Brookwood intends to vigorously defend all claims. Brookwood believes it possesses valid defenses, however due to the nature of litigation, the ultimate outcome of this case is indeterminable at this time.
     In April 2009, a claim was filed against, but not served on, the Company, each of its directors and Hallwood Financial Limited in the state district court in Dallas County, Texas by a purported stockholder of the Company on behalf of the stockholders of the Company other than Hallwood Financial Limited. The plaintiff alleges that in connection with the announcement by Hallwood Financial Limited that it intended to commence an offer to acquire the remaining outstanding shares of the Company’s common stock not beneficially owned by Hallwood Financial Limited, each of the directors breached their fiduciary duties to the minority stockholders, and that the Company and Hallwood Financial Limited aided and abetted that breach. The plaintiff is also seeking to enjoin the proposed offer. The case is styled as Gottlieb v. The Hallwood Group, Inc., et al, No. 9-05042, 134th Judicial District, Dallas County, Texas. The Company believes the claim is premature and without merit. The Company intends to contest this matter vigorously. On June 17, 2009, Hallwood Financial Limited announced that it had determined that it would not proceed with the offer.
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
     HPI and FEI were granted permission to intervene in the lawsuit and filed their respective complaints in intervention. Among the arguments advanced in the complaints is that the Company’s failure to fund $3,200,000 under the Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000. In its complaint, HPI contends that the additional damage is at least $20,000,000 because it alleges that the failure of the Company to fund the $3,200,000 caused FEI to not fund $20,000,000 due under the Farmout Agreement between Hallwood Energy and FEI. HPI also asserts that the Company is liable for exemplary damages of $100,000,000 on account of its failure to fund the last $3,200,000 under the Equity Support Agreement. FEI’s

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2009 and 2008
(unaudited)
complaint in intervention claims that it was denied the benefit of its bargain promised in the Farmout Agreement and alleges consequential damages in excess of the $3,200,000. The Company has and intends to continue to contest the allegations vigorously.
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
     In addition, the confirmed plan of reorganization in the Hallwood Energy bankruptcy proceeding, provides that a creditors’ trust created by the plan will pursue various claims against the Company and its officers, directors and affiliates and Hallwood Energy’s officers and directors. Attorneys for HPI have also delivered a letter on behalf of HPI and certain affiliates alleging claims against the Company and its officers, directors and affiliates and Hallwood Energy’s officers and directors for, among other things, breach of contract, breach of fiduciary duties, neglect, negligence, and various alleged misleading statements, omissions and misrepresentations. HPI and certain of its affiliates have asserted that its damages exceed $200,000,000. The Company believes that the allegations and claims are without merit and intends to defend the lawsuit and any future claims vigorously.
     Hallwood Energy. On March 1, 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets. Refer to Note 4 for a further description of the bankruptcy case.
     On October 19, 2009, the Bankruptcy Court confirmed the plan of reorganization proposed by HPI that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. As a result of these developments, the Company does not anticipate that it will recover any of its investments in Hallwood Energy. The carrying value of the Company’s investment in Hallwood Energy has been reflected as zero since December 31, 2007.
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
     In August 2005, the Rhode Island Department of Health (“RIDOH”) issued a compliance order to Kenyon, alleging that Kenyon is a non-community water system and ordering Kenyon to comply with the RIDOH program for public water supply systems. Kenyon contested the compliance order and an administrative hearing was held in November 2005. No decision was ever rendered by RIDOH. However, by letter dated July 23, 2008, the United States Environmental Protection Agency (“EPA”) advised Kenyon that it is the EPA’s position that the Kenyon facility is a “Public Water System” and subject to regulation under the “Safe Drinking Water Act”. As a result, in January 2009, Kenyon entered into a Consent Order with RIDOH agreeing to apply for a public water license and submit plans to comply with the aforementioned regulations. Conformance with the Consent Order will require the Company to revamp Kenyon’s water supply system at an anticipated minimum cost of $100,000.
     In June 2007, the Rhode Island Department of Environmental Management (“RIDEM”) issued a Notice of Alleged Violation (“NOV”) to Kenyon, alleging that Kenyon violated certain provisions of its wastewater discharge permit and seeking an administrative penalty of $79,000. Kenyon filed an Answer and Request for Hearing in which it disputed certain allegations in the NOV and the amount of the penalty. An informal meeting was held with RIDEM in August 2007. Following settlement negotiations, a Consent Agreement was executed in June 2008. The Consent Agreement required the Company to pay a $5,000 fine and perform two Supplemental Environmental Projects (“SEPs”) at a total cost of $161,000. As of March 2009, one SEP had been completed. The Company is presently awaiting RIDEM approval of the engineering plans for the second SEP. Once the approval is received, the second SEP will be performed. The Company anticipates that the second SEP will be completed during 2010.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2009 and 2008
(unaudited)
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
Note 12 — Segments and Related Information
     The following represents the Company’s reportable segment operations for the three months and nine months ended September 30, 2009 and 2008, respectively (in thousands):

	Textile
	Products	Energy	Other	Consolidated
Three months ended September 30, 2009
Total revenue from external sources	$44,182			$44,182

Operating income (loss)	$8,125	$—	$(1,880)	$6,245
Other income (loss), net	(44)	—	16	(28)

Income (loss) before income taxes	$8,081	$—	$(1,864)	$6,217

Three months ended September 30, 2008
Total revenue from external sources	$35,568			$35,568

Operating income (loss)	$3,401	$—	$(1,508)	$1,893
Other income (loss), net	(139)	—	30	(109)

Income (loss) before income taxes	$3,262	$—	$(1,478)	$1,784

Nine months ended September 30, 2009
Total revenue from external sources	$128,166			$128,166

Operating income (loss)	$21,723	$—	$(4,867)	$16,856
Other income (loss), net	(171)	—	33	(138)

Income (loss) before income taxes	$21,552	$—	$(4,834)	$16,718

Nine months ended September 30, 2008
Total revenue from external sources	$126,689			$126,689

Operating income (loss)	$19,542	$—	$(3,813)	$15,729
Other income (loss), net	(567)	(12,120)	72	(12,615)

Income (loss) before income taxes	$18,975	$(12,120)	$(3,741)	$3,114

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
Nine Months Ended September 30, 2009 and 2008
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
Note 14 — Subsequent Events
     In completing the condensed consolidated financial statements and related notes thereto for the nine months ended September 30, 2009, the Company considered two subsequent events:
•	On October 19, 2009, the Bankruptcy Court confirmed the plan of reorganization for Hallwood Energy that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company.

•	On October 23, 2009, Brookwood entered into an amendment to the Working Capital Revolving Credit Facility with Key Bank that, among other things, extends the loan term from January 31, 2010 to January 31, 2011.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     General. The Company operates as a holding company. The principal remaining business is in the textile products industry, following the bankruptcy reorganization of its former Hallwood Energy affiliate.
     Textile Products. In 2008 and 2009, the Company derived all of its operating revenues from the textile activities of its Brookwood Companies Incorporated (“Brookwood”) subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, cost and availability of supplies, Brookwood’s response to competition, its ability to generate new markets and products and the effect of global trade regulation. Although the Company’s textile activities have generated positive cash flows in recent years, there is no assurance that this trend will continue.
     While Brookwood has enjoyed substantial growth in its military business, there is no assurance that this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $32,415,000 and $92,845,000 for the 2009 third quarter and nine month periods, respectively, were 52.9% and 14.4% higher than the comparable periods in 2008 of $21,194,000 and $81,148,000.
     From time to time, the military limits orders for existing products and adopts revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. The U.S. government released orders in recent years that include Brookwood’s products, which resulted in a substantial increase in military sales over prior periods. Changes in specifications or orders present a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications and production requirements. Brookwood has regularly conducted research and development on various processes and products intended to comply with the revised specifications and participates in the bidding process for new military products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. A provision of U.S. federal law, known as the Berry Amendment, generally requires the Department of Defense to give preference in procurement to domestically produced products, including textiles. Brookwood’s sales of products to the U.S. military market is highly dependent upon the continuing application and enforcement of the Berry Amendment by the U.S. government. In addition, the U.S. government is releasing contracts for shorter periods than in the past. The Company acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sales trends.
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
     Energy. Hallwood Energy was a privately held independent oil and gas limited partnership and operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets.
     On March 1, 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets. On October 16, 2009, the Bankruptcy Court confirmed the plan of reorganization proposed by HPI. For a further discussion of the bankruptcy case, refer to the section entitled “Investments in Hallwood Energy — Bankruptcy Filing by Hallwood Energy”.
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
     Results of Operations
     The Company reported net income for the 2009 third quarter of $4,068,000, compared to net income of $1,255,000 in 2008. Revenue for the 2009 third quarter was $44,182,000, compared to $35,568,000 in 2008.
     Net income for the 2009 nine month period was $10,591,000, compared to net income of $1,491,000 in 2008. Revenue for the 2009 nine month period was $128,166,000, compared to $126,689,000 in 2008.
     Revenues
     Textile products sales of $44,182,000 increased by $8,614,000, or 24.2%, in the 2009 third quarter, compared to $35,568,000 in 2008. Sales for the 2009 nine month period increased by $1,477,000, or 1.2%, to $128,166,000, compared to $126,689,000 in 2008. The increases in the 2009 periods were principally due to an increase in sales of specialty fabric to military contractors, partially offset by a decrease in the commercial market segment, as well as sail cloth, flag and other customer products affected by the current economic downturn. Military sales accounted for $32,415,000 and $92,845,000 in the 2009 third quarter and nine month periods, respectively, compared to $21,194,000 and $81,148,000 in 2008. The military sales represented 73.4% and 59.6% of Brookwood’s net sales in the 2009 and 2008 third quarters, respectively, and 72.4% and 64.1% in the 2009 and 2008 nine month periods, respectively.
     Sales Concentration. Brookwood has several customers who accounted for more than 10% of Brookwood’s sales in the 2009 and 2008 periods. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during both the 2009 and 2008 periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $16,933,000 and $40,298,000 in the 2009 third quarter and nine month periods, respectively, compared to $8,593,000 and $38,573,000 in 2008. Sales to Tennier represented 38.3% and 24.2% of Brookwood’s net sales in the 2009 and 2008 third quarters, respectively, and 31.4% and 30.4% in the 2009 and 2008 nine month periods, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2009 and 2008. Its relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $3,926,000 and $18,925,000 in the 2009 third quarter and nine month periods, respectively, compared to $4,093,000 and $13,375,000 in 2008. Sales to ORC represented 8.9% and 11.5% of Brookwood’s net sales in the 2009 and 2008 third quarters, respectively, and 14.8% and 10.6% in the 2009 and 2008 nine month periods, respectively. Sales to another customer accounted for more than 10% of sales for 2008 only. Brookwood’s relationship with the customer is ongoing. Sales to that customer, which are also included in the military sales, were $1,956,000 and

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$8,116,000 in the 2009 third quarter and nine month periods, compared to $4,439,000 and $15,208,000 in the 2008 third quarter and nine month periods, which represented 4.4% and 12.5% of Brookwood sales in the third quarters in 2009 and 2008, and 6.3% and 12.0% in the 2009 and 2008 nine month periods, respectively.
     Expenses
     Textile products cost of sales of $31,816,000 for the 2009 third quarter increased by $4,101,000, or 14.8%, compared to $27,715,000 in 2008. For the nine month periods, textile products cost of sales of $93,322,000 for 2009 decreased by $912,000, or 1.0%, compared to $94,234,000 in 2008. The 2009 changes principally resulted from fluctuating sales volume, changes in product mix and reduced energy costs, which decreased 37.0% and 29.5% in the 2009 third quarter and nine month periods compared to the 2008 periods. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network and associated manufacturer’s rebates. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
     The gross profit margin for the 2009 third quarter, 28.0% versus 22.1%, and for the 2009 nine month period, 27.2% versus 25.6%, increased over the comparable prior periods. Increases in the gross profit margin are attributed to higher sales volumes, changes in product mix, energy savings and manufacturing efficiencies such as reductions to material working loss.
     Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Textile products	$4,241	$4,452	$13,121	$12,913
Corporate	1,880	1,508	4,867	3,813

Total	$6,121	$5,960	$17,988	$16,726

     Textile products administrative and selling expenses of $4,241,000 for the 2009 third quarter decreased by $211,000, or 4.7%, from 2008. For the nine months, textile products administrative and selling expenses increased by $208,000, or 1.6%, compared to 2008. The decrease for the 2009 third quarter from the 2008 quarter was primarily attributable to a decrease in bad debt expense of $134,000. The increase for the 2009 nine month period was primarily attributable to an increase of $486,000 in professional services, principally legal fees, offset by a reduction of $212,000 related to performance and other related payroll costs. The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, factor commissions, marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $161,000 and $574,000 for the three months and nine months ended September 30, 2009 and $210,000 and $668,000 for the three months and nine months ended September 30, 2008, respectively.
     Corporate administrative expenses increased $372,000, or 24.7%, for the 2009 third quarter, compared to 2008. For the nine months, corporate expenses increased $1,054,000, or 27.6%, compared to 2008. The increases were principally attributable to higher professional fees of $614,000 and $1,582,000 for the 2009 three month and nine month periods, respectively, including costs related to the Hallwood Energy bankruptcy, the special committee’s activities in considering the offer by the chairman and principal stockholder to acquire the Company’s outstanding common stock that has been canceled and accounting and tax services. The increases were partially offset by decreased employee related expenses of $83,000 and $233,000 for the 2009 three month and nine month periods, respectively, due to a reduction in staff.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Other Income (Loss)
     Equity loss from the Company’s investments in Hallwood Energy, attributable to the Company’s share of loss in Hallwood Energy, to the extent of its investment and commitment to provide additional financial support to Hallwood Energy, was zero in both the 2009 and 2008 third quarters. The equity loss for the 2009 nine month period was zero, compared to a loss of $12,120,000 in 2008. In consideration of Hallwood Energy’s bankruptcy proceedings, the extinguishment of the Company’s ownership interest in Hallwood Energy in the approved plan of reorganization, the previously recorded reduction in the carrying value of the Hallwood Energy investment to zero and possession by Hall Phoenix/Inwood, Ltd. (“HPI”), the secured lender to Hallwood Energy, of substantially all of Hallwood Energy’s assets and operations (including all financial records), the Company is unable to provide operating data for Hallwood Energy for the three month and nine month periods ended September 30, 2009. In the 2008 third quarter, Hallwood Energy reported a loss of $1,938,000, which included an impairment of its oil and gas properties of $3,742,000, interest expense of $858,000 (including an offset of $6,374,000 attributable to the make-whole fee) and other income of $3,227,000, which principally related to the contract services agreement with Talisman. For the 2008 nine month period, Hallwood Energy reported a loss of $23,826,000. The Company recorded equity losses in the 2008 periods to the extent of loans it made to Hallwood Energy in 2008 of $8,919,000 and a commitment under certain conditions to invest additional funds in accordance with the Equity Support Agreement up to $3,201,000 and maintained the carrying value of its investment in Hallwood Energy at zero.
     Interest expense was $44,000 and $171,000 in the 2009 third quarter and nine month periods, respectively, compared to $139,000 and $567,000 in the 2008 periods. Interest expense principally relates to Brookwood’s Key Bank revolving credit facility. The decreases in interest expense were due to a decline in the average outstanding loan amount and lower average interest rates (2.08% and 4.95% at September 30, 2009 and 2008, respectively).
     Interest and other income was $16,000 and $33,000 in the 2009 third quarter and nine month periods, respectively, compared to $30,000 and $72,000 in 2008. The 2009 decreases were principally due to reduced interest income earned on lower balances of cash and cash equivalents and lower interest rates.
     Income Taxes
     Following is a schedule of income tax expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Federal
Deferred	$899	$317	$4,197	$438
Current	1,198	(109)	1,260	(109)

Sub-total	2,097	208	5,457	329

State
Deferred	—	—	—	—
Current	332	321	950	1,294

Sub-total	332	321	950	1,294

Foreign
Current	(280)	—	(280)	—

Total	$2,149	$529	$6,127	$1,623

     At September 30, 2009, the net deferred tax liability was attributable to temporary differences. The effective federal tax rate in both periods was 34%, while state taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     Investments in Hallwood Energy
     At September 30, 2009 and December 31, 2008, the Company had invested $61,481,000 in Hallwood Energy, which represented approximately 22% of the blended Class A and Class C limited partner interests (18% after consideration of profit interests). In addition, the Company loaned Hallwood Energy $13,920,000 in the form of convertible notes issued by Hallwood

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Energy. Prior to the approval of Hallwood Energy’s plan of reorganization in Bankruptcy Court (discussed below), the Company accounted for the investment in Hallwood Energy using the equity method of accounting and recorded its pro rata share of Hallwood Energy’s net income (loss) and partners’ capital transactions, as appropriate. In connection with Hallwood Energy’s bankruptcy reorganization, the Company’s ownership interest in Hallwood Energy was extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting.
     Certain of the Company’s officers and directors were investors in Hallwood Energy. In addition, one officer of the Company held a profit interest in Hallwood Energy that was also extinguished in the bankruptcy.
     Bankruptcy Filing by Hallwood Energy. On March 1, 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjucated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets.
     On June 29, 2009, the Bankruptcy Court granted a motion by HPI to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations.
     On October 19, 2009, the Bankruptcy Court confirmed the plan of reorganization proposed by HPI that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. As a result of these developments, the Company does not anticipate that it will recover any of its investments in Hallwood Energy. The carrying value of the Company’s investment in Hallwood Energy has been reflected as zero since December 31, 2007.
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
     In addition, the confirmed plan of reorganization in the Hallwood Energy bankruptcy proceeding, provides that a creditors’ trust created by the plan will pursue various claims against the Company and its officers, directors and affiliates and Hallwood Energy’s officers and directors. Attorneys for HPI have also delivered a letter on behalf of HPI and certain affiliates alleging claims against the Company and its officers, directors and affiliates and Hallwood Energy’s officers and directors for, among other things, breach of contract, breach of fiduciary duties, neglect, negligence, and various alleged misleading statements, omissions and misrepresentations. HPI and certain of its affiliates have asserted that its damages exceed $200,000,000. The Company believes that the allegations and claims are without merit and intends to defend the lawsuit and any future claims vigorously.
     Equity Losses. Under U.S. generally accepted accounting principles, the general rule for recording equity losses ordinarily indicates that the investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses unless the investor provides or commits to provide additional funds in the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee.
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
     An obligation and related additional equity loss were recorded in the 2008 second quarter to the extent of the Company’s commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in accordance with generally accepted accounting principles. Subject to certain defenses raised by the Company, the remaining commitment amount under the Equity Support Agreement was $3,200,000 at September 30, 2009. As further discussed in the litigation section below, Hallwood Energy has filed an adversary proceeding against the Company requesting that the Company’s fund the additional $3,200,000.
     The Company’s carrying value of its Hallwood Energy investment, which was zero at December 31, 2008 and 2007, remained at zero as of September 30, 2009.
     Pursuant to the plan of reorganization confirmed by the Bankruptcy Court, the Company’s ownership interest in Hallwood Energy was extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting.
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

]

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Related Party Transactions
     Hallwood Investments Limited. The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000. The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services and for travel and related expenses principally to and from the Company’s corporate office and Brookwood’s facilities and health insurance premiums.
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Consulting fees	$249	$249	$747	$747
Office space and administrative services	24	52	160	204
Travel and other expenses	85	39	147	75

Total	$358	$340	$1,054	$1,026

     In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting. In the three months and nine months ended September 30, 2008 Mr. Gumbiner received a consulting fee from only one affiliate, Hallwood Energy, of approximately $50,000 and $150,000, respectively. Mr. Gumbiner received no compensation from Hallwood Energy during 2009.
     In January 2008, Hallwood Family BVI, L.P. (“HFBL”), a partnership affiliated with Mr. Gumbiner, loaned $5,000,000 to Hallwood Energy in connection with Hallwood Energy’s $30,000,000 First Convertible Note. Terms of the First Convertible Note agreement are discussed in the section entitled “Investments in Hallwood Energy”. As of November 1, 2009, HFBL had invested $19,156,000 in Hallwood Energy, of which $14,156,000 was in the form of Class C limited partnership interest and $5,000,000 of its First Convertible Note. Pursuant to Hallwood Energy’s bankruptcy plan or reorganization, the Class C partnership interest was extinguished and the convertible notes have been subordinated to recovery in favor of HPI.
     During the period, other companies in which Mr. Gumbiner has an indirect financial interest shared common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. The Company pays certain common general and administrative expenses and charges the companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended September 30, 2009 and 2008, these companies reimbursed the Company $19,000 and $38,000, respectively, for such expenses. For the nine months ended September 30, 2009 and 2008, these companies reimbursed the Company $55,000 and $118,000, respectively.
     Hallwood Financial Limited. As further discussed below, Hallwood Financial Limited, a corporation affiliated with Mr. Gumbiner, announced on April 20, 2009 that it had advised the Board of Directors that it intended to make an offer to acquire all of the outstanding common stock of the Company not already beneficially owned by Hallwood Financial Limited. On June 17, 2009, Hallwood Financial Limited announced that it had determined that it would not proceed with the offer.
     Hallwood Energy. Prior to July 31, 2009, Hallwood Energy shared common offices, facilities and certain staff in the Company’s Dallas office and Hallwood Energy was obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the three months ended September 30, 2009 and 2008, Hallwood Energy’s share of such expenses was $9,000 and $113,000, respectively. For the nine months ended September 30, 2009 and 2008, Hallwood Energy’s share of such expenses was $124,000 and $317,000, respectively. At September 30, 2009, the amount due from Hallwood Energy was $37,000. Hallwood Energy completed its move from the office space by July 31, 2009 and is no longer sharing such expenses.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of September 30, 2009 (in thousands):

	Payments Due During the Year Ending December 31,
	2009*	2010	2011	2012	2013	Thereafter	Total
Contractual Obligations
Long term debt	$—	$—	$9,003	$—	$—	$—	$9,003
Redeemable preferred stock	—	1,000	—	—	—	—	1,000
Operating leases	253	867	580	520	364	940	3,524

Total	$253	$1,867	$9,583	$520	$364	$940	$13,527

*	For the three months ending December 31, 2009.
     Interest costs associated with the Company’s debt, which bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the renewal of the revolving credit facilities at their loan balances as of September 30, 2009, are $47,000 for the three months ending December 31, 2009 and $187,000 for each the years ending December 31, 2010 through December 31, 2013, respectively.
     In October 2009, Brookwood Laminating notified the landlord that it is exercising its lease option for the purchase of its Connecticut production facility. The lease option provides for a purchase price of $3,200,000 and it is anticipated that the purchase will be completed during 2010.
     Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,956,000 at September 30, 2009). The base amount will fluctuate in accordance with a formula that increases by the annual amount of the dividend on the preferred stock accrued, currently $1,823,000, and decreases by the amount of the cash dividends actually paid. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.
     Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Financial Covenants
     The principal ratios, required to be maintained under Brookwood’s Working Capital Revolving Credit Facility for the last four quarters are provided below:

		Quarters Ended
		September 30,	June 30,	March 31,	December 31,
Description	Requirement	2009	2009	2009	2008
Total debt to tangible net worth	must be less than ratio of 1.50	0.82	0.71	0.86	0.87
Net income	must exceed $1	Yes	Yes	Yes	Yes
     Brookwood was in compliance with its principal loan covenants under the Working Capital Revolving Credit Facility for the first three quarters in 2009 and for all interim periods in 2008, although an amendment to the Working Capital Revolving Credit Facility was entered into in June 2008 to allow a $4,800,000 dividend payment in June 2008, which restricted the total calendar 2008 dividends from Brookwood to the Company to $9,300,000.
     In connection with the renewal of the Working Capital Revolving Credit Facility in October 2009, an additional covenant was added that provides for a total funded debt to EBITDA (for the trailing four quarters) ratio of 2:00 to be calculated on a quarterly basis, commencing December 31, 2009.
     Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the loan covenants in the Working Capital Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $42,558,000 and $32,754,000 as of September 30, 2009 and December 31, 2008, respectively.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Liquidity and Capital Resources
     General. The Company principally operates in the textile products segment and, until Hallwood Energy’s bankruptcy reorganization, the energy business segment. The Company’s cash position increased by $3,052,000 during the 2009 nine month period to $9,068,000 as of September 30, 2009. The principal source of cash in the 2009 nine month period was $6,065,000 provided by operations. The primary uses of cash were $1,578,000 for property, plant and equipment, principally at Brookwood, and $1,435,000 for repayment of bank borrowings.
     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the military, consumer, industrial and medical markets. At September 30, 2009, Brookwood had a $25,000,000 Working Capital Revolving Credit Facility and a $3,000,000 equipment facility with Key Bank. The facilities had a maturity date of January 2010. In October 2009, Brookwood entered into an amendment to the Working Capital Revolving Credit Facility with Key Bank that maintained the $25,000,000 loan amount and extended the term to January 31, 2011. The equipment facility was not renewed. At September 30, 2009, Brookwood had approximately $15,876,000 of unused borrowing capacity on its Working Capital Revolving Credit Facility.
     Brookwood paid cash dividends to the Company of $3,500,000 for the nine months ended September 30, 2009 and $9,300,000 for all of 2008. In addition, Brookwood made tax sharing payments to the Company of $4,264,000 for the nine months ended September 30, 2009 and $7,342,000 for all of 2008 under its tax sharing agreement with the Company. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued compliance with the covenants contained in the Working Capital Revolving Credit Facility. Brookwood’s total debt to total tangible net worth ratio of 0.82 at September 30, 2009 was reduced from 0.87 at December 31, 2008, principally due to its profitable operations during the 2009 nine month period relative to the dividends paid, and was substantially below the maximum allowable ratio of 1.50.
     Brookwood continuously evaluates opportunities to reduce production costs and expand its manufacturing capacity and portfolio of products. Accordingly, Brookwood incurs capital expenditures to pursue such opportunities, as well as for environmental and safety compliance, building upgrades, energy efficiencies, and various strategic objectives. In the nine months ended September 30, 2009, Brookwood met its capital expenditure and equipment maintenance requirements from its operating cash flows and availability under its Working Capital Revolving Credit Facility. There were no material capital commitments as of September 30, 2009 other than $3,200,000 for the planned exercise of a lease option for the purchase of Brookwood Laminating’s production facility in Connecticut. It is anticipated that the purchase will be completed during 2010.
     Energy. During 2008, the Company invested $13,920,000 in Hallwood Energy, as part of a total investment of $75,401,000. No additional investment was made in Hallwood Energy during 2009.
     Company’s Future Liquidity. The Company’s ability to generate cash flow from operations will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by the outcome of its litigation matters and prevailing economic conditions. Many of these factors are beyond the Company’s control. Considering its current cash position, anticipated cash flow from operations and renewal of the Brookwood Working Capital Revolving Credit Facility, the Company believes it has sufficient funds to meet its liquidity needs.
     The Company and its subsidiaries are involved in a number of litigation matters. Although the Company does not believe that the results of any of these matters are likely to have a material adverse effect on its financial condition, results of operations or cash flows, it is possible that any of these matters could result in material liability to the Company. In addition, the Company has spent and will continue to spend significant amounts in professional fees in connection with these matters.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Forward-Looking Statements
     In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in the Company’s Form 10-K for the year ended December 31, 2008 in Item 1A – Risk Factors and Part II Item 1A – Risk Factors in this report. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

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

Litigation may adversely affect the Company’s financial condition, results of operations and cash flows. The Company and its subsidiaries are involved in a number of litigation matters, as described in Note 4 and Note 11 to the Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2009 and 2008 included in Part I of this report. Although the Company does not believe that the results of any of these matters are likely to have a material adverse effect on its financial condition, results of operation or cash flows, it is possible that any of the matters could result in material liability to the Company. In addition, the Company has spent and will likely continue to spend significant amounts in professional fees in connection with these matters.

2 Unregistered Sales of Equity Securities and Use of Proceeds	None

3 Defaults upon Senior Securities	None

4 Submission of Matters to a Vote of Security Holders	None

5 Other Information	None

6 Exhibits
10.26	Fifth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of October 23, 2009, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED
Dated: November 13, 2009	By:	/s/ Richard Kelley
Richard Kelley, Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number	Description

10.26	Fifth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of October 23, 2009, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.