Form 10-K
period 2009-12-31
Hallwood Group Inc
filed 2010-03-31
CIK 355766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 1-8303
The Hallwood Group Incorporated
(Exact name of registrant as specified in its charter)

Delaware	51-0261339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3710 Rawlins, Suite 1500, Dallas, Texas (Address of principal executive offices)	75219 (Zip Code)

(Registrant’s telephone number, including area code)
214-528-5588

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Exchange
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in, definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the Common Stock, held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $13.91 per share on the NYSE Amex, was $7,022,000.

1,525,166 shares of Common Stock were outstanding at March 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company.

THE HALLWOOD GROUP INCORPORATED

FORM 10-K

PART I

Item 1.	Business

The Hallwood Group Incorporated (“Hallwood” or the “Company”) (NYSE Amex: HWG), a Delaware corporation formed in September 1981, operates as a holding company. The principal remaining business is in the textile products industry, following the bankruptcy reorganization in 2009 of its former affiliate, Hallwood Energy, L.P. (“Hallwood Energy”).

Textile Products.  Textile products operations are conducted through the Company’s wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

Organization.  Brookwood principally operates as a converter, finisher and laminator in the textile industry, which processes fabrics at its plants, located in Rhode Island and Connecticut, or by contracting with independent finishers. Brookwood is one of the largest coaters of woven nylons in the United States of America. Brookwood is known for its extensive, in-house expertise in high-tech fabric development and is a major supplier of specialty fabric to U.S. military contractors. Brookwood produces fabrics that meet standards and specifications set by both government and private industry, which are used by military, consumer and industrial customers. Brookwood has two subsidiaries at December 31, 2009:

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

Raw Materials and Suppliers.  The principal raw materials used by Brookwood include various untreated woven nylons, other fabrics, films, dyes and chemical compounds acquired primarily from U.S. suppliers.

Brookwood generally maintains relationships with a limited number of suppliers, however, Brookwood believes that these raw materials are available from alternative suppliers if a supplier cannot meet Brookwood’s requirements. Brookwood’s significant suppliers include General Electric, Milliken & Company, Precision Fabrics Group, Inc., and Schneider Mills, Inc.

Sales and Distribution.  Brookwood’s products are sold through its internal sales force in New York, Connecticut and California and a minimal network of independent sales representatives.

Substantially all products are sold to U.S. organizations, including various customers holding or participating in military contracts.

Competition.  The textile market remains highly competitive. Competition is principally based on product development, design, price, quality and service. Brookwood’s ability to compete is enhanced by its in-house expertise and vertical integration of its product development, converting, finishing and laminating process.

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

Seasonality and Backlog.  The textile industry historically experiences cyclical swings. Brookwood has partially offset the effect of those swings by diversifying its product lines and business base. Brookwood has historically enjoyed a fairly steady base level stream of orders that comprise its backlog. However, the backlog is subject to market conditions and the timing of contracts granted to its prime government contractor customers. Management believes that Brookwood maintains a level of inventory adequate to leverage its sales requirements and has historically enjoyed a consistent to improving turnover ratio.

Patents.  In January 2003, Brookwood was granted a patent, which expires in September 2019, for its ‘‘breathable, waterproof laminate and method for making same”. Brookwood has ongoing programs of research and development in all of its divisions adequate to maintain the exploration, development and production of innovative products and technologies.

For the three years ended December 31, 2009, textile products operations accounted for all of the Company’s operating revenues. For details regarding revenue, profit and total assets, see Note 17 to the Company’s consolidated financial statements.

Energy.  During the three years ended December 31, 2009, the Company’s investment in the energy segment was conducted through Hallwood Energy. The Company accounted for the investment in Hallwood Energy using the equity method of accounting, recording its pro rata share of Hallwood Energy’s net income (loss), partners’ capital transactions and comprehensive income (loss), as appropriate.

Hallwood Energy was a privately held independent oil and gas limited partnership and operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets.

Bankruptcy Reorganization by Hallwood Energy.  On March 1, 2009, Hallwood Energy, L.P., Hallwood Energy Management, LLC (the general partner of Hallwood Energy, “HEM”), and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., etal Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets.

On June 29, 2009, the Bankruptcy Court granted a motion by Hall Phoenix/Inwood, Ltd. (“HPI”), the secured lender to Hallwood Energy, to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations.

On October 16, 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. In addition, Hallwood Energy’s convertible notes, including those held by the Company, are subordinated to recovery in favor of HPI. As a result of these developments, the Company does not anticipate that it will recover any of its investments in Hallwood Energy. The carrying value of the Company’s investment in Hallwood Energy has been reflected as zero since December 31, 2007.

In connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties have filed lawsuits and threatened to assert additional claims against the Company and certain related parties alleging actual, compensatory and exemplary damages in excess of $200,000,000, based on purported breach of contract, fraud, breach of fiduciary duties, neglect, negligence and various misleading statements, omissions and misrepresentations. See Item 3. Legal Proceedings of this report. The Company believes that the allegations and claims are without merit and intends to defend the lawsuits and any future claims vigorously.

Refer also to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments in Hallwood Energy” for a further discussion of the Company’s former energy activities, including the bankruptcy case.

Segment and Related Information.  For details regarding revenue, profit (loss) and total assets, see Note 17 to the Company’s consolidated financial statements.

Number of Employees

The Company and its wholly owned Brookwood subsidiary had 478 and 460 employees as of February 28, 2010 and 2009, respectively, comprised as follows:

	February 28,
	2010	2009

Hallwood	7	7
Brookwood	471	453

Total	478	460

On February 28, 2010, Kenyon reached agreement for a new three-year collective bargaining agreement with Local 1321T of the New England Joint Board of UNITE HERE! union, representing approximately 250 employees at its Rhode Island plant facility, effective from March 1, 2010 through February 28, 2013. The agreement was ratified by the union on March 1, 2010 and is currently awaiting signature.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act”), are available on its website at www.hallwood.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”). Additionally, the Company’s Code of Business Conduct and Ethics, Whistle Blower Policy and Audit Committee Charter may be accessed through the website. The Company’s website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report.

Executive Officers of the Company

In addition to Anthony J. Gumbiner, age 65, who serves as Director, Chairman and Chief Executive Officer of the Company (see Item 10) , the following individuals also serve as executive officers:

William L. Guzzetti, age 66, has served as President and Chief Operating Officer of the Company since March 2005 and as Executive Vice President from October 1989 to March 2005. He also served as President, Chief Operating Officer and a Director of Hallwood Energy and each of the former energy affiliates from their inception until June 2009. Mr. Guzzetti had served as President, Chief Operating Officer and a Director of Hallwood Energy Corporation, formerly based in Denver, Colorado and sold in May 2001, from December 1998 until May 2001 and of its predecessors since 1985. From 1990 until its sale in 2004, Mr. Guzzetti served as President, Chief Operating Officer and a Director of Hallwood Realty, LLC (“Hallwood Realty”) and Hallwood Commercial Real Estate (“HCRE”), respectively. He had served as the President and a director of Hallwood Energy Corporation (“HEC”), formerly based in Cleburne, Texas and sold in December 2004, from December 2002 until December 2004. He is a member of the Florida Bar and the State Bar of Texas.

Richard Kelley, age 49, assumed the positions of Vice President, Chief Financial Officer and Secretary of the Company, in December 2008. Mr. Kelley has been with the Company, or one of the Company’s affiliates, since 1985. Prior to his appointment, Mr. Kelley has served as the Company’s Director of Human Resources since July 2004. He served as the Manager of Financial & SEC Reporting for Hallwood Realty from May 1990 to July 2004. Mr. Kelley served as the Financial Reporting Accountant from June 1985 to March 1987 and as the Manager of Financial & SEC Reporting from March 1987 to May 1990 for Hallwood Energy Corporation.

Amber M. Brookman, age 67, has served as President, Chief Executive Officer and a Director of Brookwood since 1989. From July 2004 to April 2007, Ms. Brookman served as a director of Syms Corporation, a national clothing retailer with headquarters in Secaucus, New Jersey.

Item 1A.	Risk Factors

Risks related to the Company

A significant stockholder has the ability to substantially influence the Company and it may conflict with or differ from other stockholders.  Hallwood Financial Limited (“Hallwood Financial”), a corporation controlled by the Company’s chairman and chief executive officer, Mr. Anthony J. Gumbiner and members of his family, owns approximately 66% of the Company’s outstanding common stock as of March 29, 2010. Accordingly, Mr. Gumbiner can exert substantial influence over the affairs of the Company.

The Company’s success is dependent upon retaining key management personnel whose continued service is not guaranteed.  The Company is dependent upon its executive officers for strategic business direction and specialized industry experience. While the Company believes that it could find replacements for these key personnel, loss of their services could adversely affect the Company’s operations.

Brookwood’s ability to pay cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with loan covenants required by its revolving credit agreement.  Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the loan covenants in Brookwood’s Working Capital Revolving Credit Facility with Key Bank National Association. This limitation on the transferability of assets could adversely affect the Company’s operations if such payments were restricted.

Compliance with corporate governance and disclosure standards is costly.  The Company has spent and continues to spend a significant amount of management time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure, including under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), SEC regulations and stock exchange rules. Section 404 of Sarbanes-Oxley requires management’s annual review and evaluation of the Company’s internal control over financial reporting and attestations of the effectiveness of these controls by management. Because the Company qualifies as a smaller reporting company, the Company’s independent registered public accounting firm is not required to provide an attestation report. In early 2008, the Company completed its first Section 404 report for the year ended December 31, 2007. The Company continued to enhance its internal controls and completed its annual review and evaluation of its internal controls and issued its Section 404 report for the years ended December 31, 2008 and 2009 in April 2009 and March 2010, respectively. However, there is no guarantee that the Company will receive management assurance or an attestation by our independent registered public accounting firm that internal control over financial reporting is effective in future periods. In the event that the Company’s chief executive officer, chief financial officer or independent registered public accounting firm determines that the Company’s internal control over financial reporting is not effective as required by Section 404 of Sarbanes-Oxley, investor perceptions of the Company may be adversely affected. In addition, overhead may increase as a result of the additional costs associated with complying with the complex legal requirements associated with being a public reporting company.

Litigation may adversely affect the Company’s financial condition, results of operations and cash flows.  The Company and its subsidiaries are involved in a number of litigation matters, as described in Item 3. Legal Proceedings of this report. Although the Company does not believe that the results of any of these matters are likely to have a material adverse effect on its financial condition, results of operations or cash flows, it is possible that any of the matters could result in material liability to the Company. In addition, the Company has spent and will likely continue to spend significant amounts in professional fees in connection with these matters.

Risks related to our Textile Products Business

The Company’s textile products business may be affected by the following risk factors, each of which could adversely affect the Company.

Brookwood depends upon a limited number of third-party suppliers for raw materials.  Brookwood purchases a significant amount of the fabric and other materials it processes and sells from a small number of suppliers. Brookwood believes that the loss of any one of its suppliers would not have a long-term material adverse effect because other manufacturers with which Brookwood conducts business would be able to fulfill those requirements. However, the loss of certain of Brookwood’s suppliers could, in the short term, adversely affect Brookwood’s business until alternative supply arrangements were secured. In addition, there can be no assurance that any new supply arrangements would have terms as favorable as those contained in current supply arrangements. Some of Brookwood’s suppliers are entering the military markets in competition to Brookwood, targeting specific military specifications, however, there has been no material effect upon Brookwood’s business relationship to date. Brookwood is monitoring its suppliers and any effect the current economic conditions may have upon their ability to deliver required materials in a timely manner. The financial markets’ inability to determine the extent and longevity of the current economic downturn may have an effect upon key and multiple suppliers which cannot be determined at this time. As of March 31, 2010, Brookwood has not experienced any significant disruptions in supply as a result of shortages in fabrics or other materials from its suppliers.

The loss of one or more of Brookwood’s key customers could result in a significant loss of revenues.  Brookwood has several customers who accounted for more than 10% of Brookwood’s sales in one or more of the three years ended December 31, 2009. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in each of the three years ended December 31, 2009. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $60,994,000, $47,310,000 and $40,844,000 in 2009, 2008 and 2007, respectively, which represented 34.0%, 29.2% and 30.8% of Brookwood’s sales. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2009 and 2008. Brookwood’s relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $24,598,000, $18,436,000 and $8,971,000 in 2009, 2008 and 2007, respectively, which represented 13.7%, 11.4% and 6.8% of Brookwood’s sales. Sales to another customer accounted for slightly more than 10% of sales for 2008 only. Brookwood’s relationship with the customer is ongoing. Sales to that customer, which are also included in military sales, were $16,752,000 in 2008, which represented 10.3% of Brookwood’s sales.

Military sales were $130,103,000, $101,813,000 and $70,006,000 in 2009, 2008 and 2007, respectively, which represented 72.5%, 62.8% and 52.8% of Brookwood’s sales. While Brookwood has enjoyed substantial growth in its military business, there is no assurance this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected.

Changes in military procurement practices or regulations could adversely effect Brookwood’s business.  From time to time, the military limits orders for existing products and adopts revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. The U.S. government released orders in recent years that include Brookwood’s products, which resulted in a substantial increase in military sales over prior periods. Changes in specifications or orders present a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications and production requirements. Brookwood has regularly conducted research and development on various processes and products intended to comply with the revised specifications and participates in the bidding process for new military products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. A provision of U.S. federal law, known as the Berry Amendment, generally requires the Department of Defense to give preference in procurement to domestically produced products, including textiles. Brookwood’s sales of products to the U.S. military market is highly dependent upon the continuing application and enforcement of the Berry Amendment by the U.S. government. In addition, the U.S. government is releasing contracts for shorter periods than in the past. The Company acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sales trends.

Global capital and credit market conditions could have a material adverse effect on Brookwood’s business, operating results and financial condition.  The financial instruments that potentially subject Brookwood to concentration of credit risk consist principally of accounts receivable. Brookwood grants credit to customers based on an evaluation of the customer’s financial condition. Exposure to losses on receivables is principally dependent on each customer’s financial condition. Brookwood manages its exposure to credit risks through credit approvals, credit limits, monitoring procedures and the use of factors. Brookwood continues to monitor its customers and the effect the current economic conditions may have upon their ability to fulfill their obligations to Brookwood in a timely manner. As of March 31, 2010, Brookwood’s key customers were complying with their payment terms.

The amount of receivables that Brookwood can factor is subject to certain limitations as specified in individual factoring agreements. The factoring agreements expose Brookwood to credit risk if any of the factors fail to meet their obligations. Brookwood seeks to manage this risk by conducting business with a number of reputable factors and monitoring the factors’ performance under their agreements. Brookwood continues to monitor its factors and the effect the current economic conditions may have upon their ability to fulfill their obligations to Brookwood in a timely manner. The parent company of one of Brookwood’s factors, CIT Group Inc. (“CIT”), previously announced it had liquidity issues and filed for bankruptcy on October 31, 2009. Brookwood took steps to protect its interests with CIT and expanded its relationships with other factors. Additionally, Brookwood has amended its factor agreement with CIT that, among other things, allows CIT to be a Brookwood receivables management agent in connection with post-September 30, 2009 receivables and further clarifies Brookwood’s ownership of the receivables. As of March 31, 2010, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements, although such terms from the other factors have resulted in timing differences that have increased Brookwood’s end-of-month receivables balances.

Brookwood’s ability to comply with its revolving credit agreement is subject to future performance and other factors.  Brookwood’s revolving credit agreement requires compliance with various loan covenants and financial ratios, principally a total debt to tangible net worth ratio of 1.50, a requirement that net income in each quarter must exceed one dollar and a new covenant, effective December 31, 2009, of total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), for the trailing four quarters, ratio not to exceed 2.00. Brookwood was in compliance with its principal loan covenants as of December 31, 2009, 2008 and 2007 and for all interim periods during those years, although a waiver regarding a pro forma (inclusive of projected dividend) total debt to tangible net worth ratio for the 2007 third quarter was granted to allow a $1,500,000 dividend payment in November 2007 and an amendment to the revolving credit agreement was entered into in June 2008 to allow a $4,800,000 dividend payment in June 2008 and restrict calendar 2008 total dividends from Brookwood to $9,300,000.

Brookwood is subject to many environmental regulations that may result in significant costs or liabilities or cause interruptions in its operations.  Kenyon and Brookwood Laminating are subject to a broad range of federal, state and local laws and regulations relating to the pollution and protection of the environment. Among the many environmental requirements applicable to Kenyon and Brookwood Laminating are laws relating to air emissions, ozone depletion, wastewater discharges and the handling, disposal and release of solid and hazardous substances and wastes. Based on continuing internal review and advice from independent consultants, Kenyon and Brookwood Laminating believe that they are currently in substantial compliance with applicable environmental requirements. Kenyon and Brookwood Laminating are also subject to such laws as the Comprehensive Environmental Response Compensation and Liability Act (‘‘CERCLA”), that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. Kenyon and Brookwood Laminating are not aware of any releases for which they may be liable under CERCLA or any analogous provision. Actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by Kenyon and Brookwood Laminating or otherwise adversely affect demand for their products. Widespread adoption of any prohibitions or restrictions could adversely affect the cost and/or the ability to produce products and thereby have a material adverse effect upon Kenyon, Brookwood Laminating or Brookwood.

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

Brookwood’s business could lose a significant competitive advantage if it fails to adequately protect its intellectual property rights.  Brookwood considers its patents and trademarks, in the aggregate, to be important to its business and seeks to protect this proprietary know-how in part through U.S. patent and trademark registrations. No assurance can be given, however, that such protection will give Brookwood any material competitive advantage. In addition, Brookwood maintains certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, it has not sought patent or trademark protection. As a result, such trade secrets could be infringed upon and such infringement could have a material adverse effect on its business, results of operations, financial condition or competitive position.

In July 2007, Nextec Applications Inc. filed a lawsuit in the United States District Court for the Southern District of New York claiming that Brookwood infringed five United States patents pertaining to internally-coated webs. Nextec sought leave of Court to add two additional patents to the lawsuit. The Court conducted a hearing on February 17, 2010 to hear argument on motions for summary judgment filed by both parties on various issues and defenses. No ruling has yet been issued following the hearing. Brookwood intends to vigorously defend against these claims. Refer to Item 3. Legal Proceedings in this report for a further description of this lawsuit.

The strength of Brookwood’s competitors may impact its ability to maintain and grow sales, which could decrease revenues.  The cyclical nature of the textile and apparel industries, characterized by rapid shifts in military procurement, fashion and consumer demand and competitive pressures, results in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in military specifications, consumer and industrial preferences, and general economic conditions affecting the textile and apparel industries, such as consumer expenditures for non-durable goods. The textile and apparel industries are also cyclical because the supply of particular products changes as competitors enter or leave the market.

Brookwood sells primarily to domestic manufacturers, some of which operate offshore sewing operations. Some of Brookwood’s customers have moved their business offshore. Brookwood has responded by shipping fabric Asia to Asia and also by supplying finished products and garments directly to manufacturers. Brookwood competes with numerous domestic and foreign fabric manufacturers, including companies larger in size and having greater financial resources than Brookwood. The principal competitive factors in the woven fabrics markets are price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. Brookwood’s management believes that Brookwood maintains its ability to compete effectively by providing its customers with a broad array of high-quality fabrics at competitive prices on a timely basis.

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

Changes in the trade regulatory environment could weaken Brookwood’s competitive position and have a material adverse effect on its business, net sales and profitability.  Imports of foreign-made textile and apparel products are a significant source of competition for most sectors of the domestic textile industry. The U.S. government has attempted to regulate the growth of certain textile and apparel imports through tariffs and bilateral agreements, which establish quotas on imports from lesser-developed countries that historically account for significant shares of U.S. imports. Despite these efforts, imported apparel, which represents the area of heaviest import penetration, is estimated to represent in excess of 90% of the U.S. market.

The U.S. textile industry has been and continues to be negatively impacted by existing worldwide trade practices, including the North American Free Trade Agreement (‘‘NAFTA”), anti-dumping and duty enforcement activities by the U.S. government and by the value of the U.S. dollar in relation to other currencies. The establishment of the World Trade Organization (‘‘WTO”) in 1995 has resulted in the phase out of quotas on textiles and apparel, effective January 1, 2005. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provides that WTO member countries (including the United States, Canada and European countries) may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products. During 2005, the United States and China agreed to a new quota arrangement, which imposed quotas on certain textile products through the end of 2008. The industry is monitoring Chinese imports and continues to explore all current trade remedy laws that will address unfair trade practices that China has failed to eliminate under its WTO commitment. The United States may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). In addition, China has imposed an export tax on all textile products manufactured in China; Brookwood does not believe this tax will have a material impact on its business.

Under NAFTA there are no textile and apparel quotas between the U.S. and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out. Also, the WTO recently phased out textile and apparel quotas.

The U.S. government has also approved the Central American Free Trade Agreement (“CAFTA”) with several Central American countries (Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras and Nicaragua). Under CAFTA, textile and apparel originating from CAFTA countries will be duty and quota-free, provided that yarn formed in the United States or other CAFTA countries is used to produce the fabric. In addition, the United States recently implemented bilateral free trade agreements with Bahrain, Chile, Israel, Jordan, Morocco and Singapore. Although these actions have the effect of exposing Brookwood’s market to the lower price structures of the other countries and, therefore, continuing to increase competitive pressures, management is not able to predict their specific impact.

In 2002, the U.S. government unveiled a proposal to eliminate worldwide tariffs for manufactured goods by 2015. The European Union has also proposed significant reductions in tariffs. These proposals have been discussed during the ongoing WTO Doha Round of multilateral negotiations, and could lead to further significant changes in worldwide tariffs beyond those already anticipated. A seven-year effort under the WTO Doha Round to establish further tariff liberalization was delayed in August 2008 due to a breakdown in agricultural negotiations between developed and emerging economies. Further Doha rounds are scheduled, however, major obstacles remain in the global trade talks and little progress is expected in the near term. Accordingly, Brookwood believes it must fully utilize other competitive strategies to replace sales lost to importers. One strategy is to identify new market niches. In addition to its existing products and proprietary technologies, Brookwood has been developing advanced breathable, waterproof laminate and other materials, which have been well received by its customers. Continued development of these fabrics for military, industrial and consumer application is a key element of Brookwood’s business plan

The U.S. government is engaged in discussions with a number of countries or trading blocs with the intent of further liberalizing trade. Authority to negotiate new “fast track” agreements has been granted by Congress, making new agreements in this field more likely. The U.S. government has also entered into a free trade agreement with Australia, Bahrain, Chile, Israel, Jordan, Morocco and Singapore.

Any employee slowdown or strike or the failure to renew the collective bargaining agreement could disrupt Brookwood’s business.  Although, on February 28, 2010, Kenyon reached agreement for a new three-year collective bargaining agreement with Local 1321T of the New England Joint Board of UNITE HERE! union, representing approximately 250 employees at its Rhode Island plant facility, effective from March 1, 2010 through February 28, 2013, any employee slowdown or strike or failure to renew the collective bargaining agreement in 2013 could adversely affect Brookwood’s operations.

Brookwood’s success is dependent upon retaining key management personnel whose continued service is not guaranteed.  Brookwood is dependent upon its executive officers for strategic business direction and specialized industry experience. While the Company believes that it could find replacements for these key personnel, the loss of their services could adversely affect Brookwood’s operations.

Risks Related to our Energy Business

Risk factors for the Company’s energy business are not provided as the Company’s involvement in the energy business ceased in 2009 following the bankruptcy reorganization of its former energy affiliate, Hallwood Energy. On October 16, 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.  Properties

Real Properties

The general character, location and nature of the significant real properties owned by the Company and its subsidiaries and the encumbrances against such properties are described below.

Cost of real estate owned by property type and location as of December 31, 2009 (in thousands):

Property Type	Location	Cost

Dyeing and finishing plant (Kenyon)	Rhode Island	$7,478
Parking Lot	Texas	46

Total		$7,524

As of December 31, 2009, the dyeing and finishing plant constituted less than 10% of the Company’s consolidated assets.

Kenyon textile products’ dyeing and finishing plant is a multi-shift facility well-suited for that particular business. The development of new products requires the plant to be constantly upgraded, along with various levels of utilization. As the Brookwood capital stock is pledged as collateral under Brookwood’s Working Capital Revolving Credit Facility with Key Bank, the plant is indirectly encumbered. In addition, the Working Capital Revolving Credit Facility also contains a covenant to reasonably maintain property and equipment.

Leased Facilities

The Company has a lease obligation for office space in Dallas, Texas, which expires in November 2015 and includes a one-time option for the Company to terminate the lease in November 2012. Since January 2005, the Company shares its Dallas office space with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman, chief executive officer and principal stockholder, and certain of HIL’s affiliates. In addition, from August 2005 until July 2009, the Company shared its Dallas office space with Hallwood Energy. HIL reimburses the Company and Hallwood Energy, until July 2009, reimbursed the Company for a pro-rata share of their lease and other office-related costs. Hallwood Energy completed its move from the office space by July 31, 2009 and no longer shares such expenses.

Brookwood leases office space for its corporate headquarters in New York City, which expires in August 2016. Brookwood also leases an apartment in New York City to be used by company employees traveling on business. The lease became effective in May 2009 and expires in May 2011. It has a one-year renewal option.

In January 2006, Brookwood Laminating entered into a lease for a new facility in Plainfield, Connecticut, which original lease term was scheduled to expire in December 2010. The lease contained two five-year renewal options and a purchase option for $3,200,000. Brookwood’s First Performance Fabric and Brookwood Roll Goods divisions share a portion of the Connecticut facility.

In October 2009, Brookwood Laminating notified the landlord that it was exercising its option for the purchase of its Connecticut production facility. Brookwood anticipates completing the purchase of the facility in the 2010 second quarter for $3,200,000, and anticipates partial financing with a $2,240,000 mortgage loan.

Brookwood Roll Goods, a division of Brookwood, leases warehouse space in Gardena, California, which expires in April 2012.

Item 3.	Legal Proceedings

Litigation.  From time to time, the Company, its subsidiaries, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions in which it or its affiliated entities participated. Although the Company does not believe that the results of any of these matters are likely to have a material adverse effect on its financial condition, results of operations or cash flows, it is possible that any of the matters could result in material liability to the Company. In addition, the Company has spent and will likely continue to spend significant amounts in professional fees in connection with these matters.

On July 31, 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that the defendants infringed five United States patents pertaining to internally-coated webs: U.S. Patent No. 5,418,051; 5,856,245; 5,869,172; 6,071,602 and 6,129,978. On October 3, 2007, the U.S. District Court dismissed The Hallwood Group Incorporated from the lawsuit. Brookwood timely answered the lawsuit. Nextec sought leave of Court to add two additional patents to the lawsuit: U.S. Patent No. 5,954,902 and 6,289,841. The Court granted leave to Nextec, and Nextec filed its amended complaint on September 19, 2008. The Court conducted a hearing on February 17, 2010 to hear argument on motions for summary judgment filed by both parties on various issues and defenses. No ruling has yet been issued following the hearing. Brookwood intends to vigorously defend against these claims. Brookwood believes it possesses valid defenses, however due to the nature of litigation, the ultimate outcome of this case is indeterminable at this time.

In April 2009, a claim was filed against, but not served on, the Company, each of its directors and Hallwood Financial Limited in the state district court in Dallas County, Texas by a purported stockholder of the Company on behalf of the stockholders of the Company other than Hallwood Financial Limited. The plaintiff alleged that in connection with the announcement by Hallwood Financial Limited that it intended to commence an offer to acquire the remaining outstanding shares of the Company’s common stock not beneficially owned by Hallwood Financial Limited, each of the directors breached their fiduciary duties to the minority stockholders, and that the Company and Hallwood Financial Limited aided and abetted that breach. The plaintiff also sought to enjoin the proposed offer. The case is styled as Gottlieb v. The Hallwood Group, Inc., et al, No. 9-05042, 134th Judicial District, Dallas County, Texas. The Company believes the claim is without merit. On June 17, 2009, Hallwood Financial Limited announced that it had determined that it would not proceed with the offer.

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

On October 16, 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. In addition, Hallwood Energy’s convertible notes, including those held by the Company, are subordinated to recovery in favor of HPI. As a result of these developments, the Company does not anticipate that it will recover any of its investments in Hallwood Energy. The carrying value of the Company’s investment in Hallwood Energy has been reflected as zero since December 31, 2007.

The confirmed plan of reorganization in the Hallwood Energy bankruptcy proceeding also provides that a creditors’ trust created by the plan will pursue various claims against the Company, its officers, directors and affiliates and Hallwood Energy’s officers and directors, including claims assigned to the creditors’ trust by HPI.

In connection with an Acquisition and Farmout Agreement entered into between Hallwood Energy and FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., in June 2008, the Company and Hallwood Energy entered into an Equity Support Agreement dated June 9, 2008, under which the Company agreed, under certain conditions, to contribute to Hallwood Energy up to $12,500,000, in consideration for which the Company would receive equity or debt securities of Hallwood Energy. As of February 25, 2009 the Company had contributed $9,300,000 to Hallwood Energy pursuant to the Equity Support Agreement. On that date, Hallwood Energy demanded that the Company fund the additional $3,200,000, which the Company has not done. On March 30, 2009, Hallwood Energy filed an adversary proceeding against the Company seeking a judgment for the additional $3,200,000. The case was originally styled as Hallwood Energy, L.P. v. The Hallwood Group Incorporated, Adversary No. 09-03082, and is pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division.

HPI and FEI intervened in the lawsuit and filed their respective complaints in intervention. Among the arguments advanced in the complaints in intervention is that the Company’s failure to fund $3,200,000 under the Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000. In their most recent amended complaint, HPI and the trustee for the creditors’ trust contend that the additional damage is at least $20,000,000 because they allege that the failure of the Company to fund the $3,200,000 caused FEI to not fund

$20,000,000 due under the Farmout Agreement between Hallwood Energy and FEI. HPI and the trustee also assert that the Company is liable for exemplary damages of $100,000,000 on account of its failure to fund the last $3,200,000 under the Equity Support Agreement. Finally, in the second amended complaint, HPI and the trustee had named as additional defendants Hallwood Family (BVI) L.P., Hallwood Investments Limited, Hallwood Company Limited, the Hallwood Trust, Hallwood Financial Limited and Brookwood Companies Incorporated contending that the additional defendants are liable to the plaintiffs under the remedy of substantive consolidation. FEI’s complaint in intervention claims that it was denied the benefit of its bargain promised in the Farmout Agreement and alleges consequential damages in excess of the $3,200,000. In light of the new theories advanced in HPI and the trustee’s second amended complaint, the adversary proceeding is now styled as Ray Balestri, Trustee of the Hallwood Energy I Creditors’ Trust, as successor in interest to Hallwood Energy, L.P., Plaintiffs and FEI Shale L.P. and Hall Phoenix/Inwood LTD., Plaintiffs in Intervention vs. The Hallwood Group Incorporated; Hallwood Family (BVI) L.P.; Hallwood Investments Limited; Hallwood Company Limited; The Hallwood Trust; Hallwood Financial Limited; and Brookwood Companies Incorporated, Defendants; Adversary No. 09-03082-SGJ.

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

Claim Filed by Company with Insurance Carrier for Directors’ and Officers’ Liability Insurance Policy.  The Company has incurred significant legal fees in connection with these actions. The Company has filed a claim with the carrier for a directors’ and officers’ liability insurance policy maintained by the Company. The Company’s insurance carrier has indicated that it will reimburse the Company pursuant to the terms of its directors’ and officers’ liability insurance policy for a portion of these expenses, subject to a reservation of rights, but the Company has not yet received any reimbursement and the extent of any reimbursement is uncertain.

Environmental Contingencies.  A number of jurisdictions in which the Company or its subsidiaries operate have adopted laws and regulations relating to environmental matters. Such laws and regulations may require the Company to secure governmental permits and approvals and undertake measures to comply therewith. Compliance with the requirements imposed may be time-consuming and costly. While environmental considerations, by themselves, have not significantly affected the Company’s or its subsidiaries’ business to date, it is possible that such considerations may have a significant and adverse impact in the future. The Company and its subsidiaries actively monitor their environmental compliance and while certain matters currently exist, management is not aware of any compliance issues which will significantly impact the financial position, operations or cash flows of the Company or its subsidiaries.

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

In June 2007, the Rhode Island Department of Environmental Management (“RIDEM”) issued a Notice of Alleged Violation (“NOV”) to Kenyon, alleging that Kenyon violated certain provisions of its wastewater discharge permit and seeking an administrative penalty of $79,000. Kenyon filed an Answer and Request for Hearing in which it disputed certain allegations in the NOV and the amount of the penalty. An informal meeting was held with RIDEM in August 2007. Following settlement negotiations, a Consent Agreement was executed in June 2008. The Consent Agreement required the Company to pay a $5,000 fine and perform two Supplemental Environmental Projects (“SEPs”) at a cost of approximately $161,000. As of March 2009, one SEP had been completed. The Company is presently awaiting RIDEM approval of the engineering plans for the second SEP. Once the approval is received, the second SEP will be performed. The Company anticipates that the second SEP will be completed during 2010.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock, $0.10 par value per share (the “Common Stock”), are traded on the NYSE Amex stock exchange under the symbol of HWG. There were 524 stockholders of record as of March 29, 2010.

The following table sets forth a three-year record, by quarter, of high and low closing prices on the NYSE Amex stock exchange and cash dividends paid.

	Years Ended December 31,
	2009			2008			2007
Quarters	High	Low	Dividends	High	Low	Dividends	High	Low	Dividends

First	$33.93	$6.01	$—	$85.00	$59.01	$—	$121.66	$94.25	$—
Second	17.40	8.99	—	75.52	61.85	—	106.50	78.50	—
Third	29.50	12.00	—	72.99	61.50	—	90.50	74.55	—
Fourth	45.50	26.00	—	65.00	30.93	7.89	81.49	60.98	—

On December 29, 2008, the Company paid a cash dividend (treated as a distribution for federal income tax purposes) in the amount of $7.89 per share to stockholders of record as of December 15, 2008. The Company believes that, for federal income tax purposes, the dividend is treated as a return of capital rather than a taxable dividend, since the Company did not have accumulated earnings and profits or current earnings and profits during 2008.

During 2007, the Company purchased a total of 4,522 of its common shares from certain officers of the Company in connection with the exercise of stock options. The purchases were equivalent to the exercise price and related tax withholding requirement associated with the exercise of the stock options at the fair market value of the common stock at the date of exercise. The Company made no purchases of its common shares during 2008 or 2009.

The closing price per share of the Common Stock was $41.24 at March 29, 2010.

Item 6.	Selected Financial Data

The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information is derived from the Company’s audited consolidated financial statements for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto contained in this document. The following information is not necessarily indicative of future results.

	Years Ended December 31,
	2009	2008	2007	2006	2005_
	(In thousands, except per share data)

Revenues	$179,554	$162,237	$132,497	$112,154	$134,607

Expenses	153,922	146,470	125,247	111,382	134,554

Operating income	25,632	15,767	7,250	772	53

Other income (loss):
Interest expense	(252)	(688)	(1,146)	(616)	(545)
Other, net	36	144	399	566	1,532
Equity loss from investments in energy affiliates(a)	—	(12,120)	(55,957)	(10,418)	(8,500)
Gain (loss) from disposition of HE III(b)	—	—	—	(17)	52,312

	(216)	(12,664)	(56,704)	(10,485)	44,799

Income (loss) before income taxes	25,416	3,103	(49,454)	(9,713)	44,852
Income tax expense (benefit)	8,361	1,705	(16,629)	(2,988)	18,510

Net Income (Loss)	$17,055	$1,398	$(32,825)	$(6,725)	$26,342

Net Income (Loss) Per Common Share
Basic	$11.18	$0.92	$(21.61)	$(4.44)	$18.22
Diluted	11.18	0.92	(21.61)	(4.44)	17.47

Dividends Per Common Share	—	$7.89	—	—	$43.87

Weighted Average Shares Outstanding
Basic	1,525	1,521	1,519	1,514	1,446
Diluted	1,525	1,525	1,519	1,514	1,508

Financial Condition
Total assets	$88,440	$69,395	$90,745	$107,597	$108,801
Loans payable	6,450	10,438	17,366	10,892	6,812
Redeemable preferred stock(c)	1,000	1,000	1,000	1,000	1,000
Common stockholders’ equity	55,591	38,261	48,812	81,966	88,443

(a)	In 2008, Hallwood Energy reported a net loss of $60,941,000, which included an impairment of $32,731,000 associated with its oil and gas properties. The Company recorded an equity loss to the extent of loans it made and a contingent commitment to invest additional funds in Hallwood Energy. In 2007, Hallwood Energy reported a net loss of $276,413,000, which included an impairment of $232,002,000 associated with its oil and gas properties. The Company recorded its proportionate share of the net loss, to the extent of its carrying value.

(b)	In July 2005, the Company sold its investment in Hallwood Energy III, L.P., a former energy affiliate.

(c)	In March 2010, the Company’s board of directors adopted a resolution providing for the redemption of the Series B Preferred Stock, at $4.00 per share, on or before July 30, 2010, the mandatory redemption date, in the total amount of $1,000,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General.  The Company operates as a holding company. The principal remaining business is in the textile products industry, following the bankruptcy reorganization in 2009 of its former Hallwood Energy affiliate. For financial reporting purposes, the Company fully consolidates all of its subsidiaries and accounted for the investment in its Hallwood Energy affiliate using the equity method of accounting.

Textile Products.  In the three years ended December 31, 2009, the Company derived all of its operating revenues from the textile activities of its Brookwood subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, cost and availability of supplies, Brookwood’s response to competition, its ability to generate new markets and products and the effect of global trade regulation. Although the Company’s textile activities have generated positive cash flow in recent years, there is no assurance that this trend will continue.

While Brookwood has enjoyed substantial growth in its military business, there is no assurance this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $130,103,000, $101,813,000 and $70,006,000 for 2009, 2008 and 2007, respectively, were 27.8% higher in 2009 and 45.4% higher in 2008 from the respective previous years.

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

The U.S. textile industry has been and continues to be negatively impacted by existing worldwide trade practices, including the North American Free Trade Agreement (‘‘NAFTA”), the Central American Free Trade Agreement (“CAFTA”), anti-dumping and duty enforcement activities by the U.S. government and by the value of the U.S. dollar in relation to other currencies. The establishment of the World Trade Organization (‘‘WTO”) in 1995 has resulted in the phase out of quotas on textiles and apparel, effective January 1, 2005. Brookwood does not believe these developments will have a material impact on its business.

Under NAFTA and CAFTA there are no textile and apparel quotas between the U.S. and the other parties for products that meet certain origin criteria. Tariffs among the countries are either already zero or are being phased out. Although these actions have the effect of exposing Brookwood’s market to the lower price structures of the other countries and, therefore, continuing to increase competitive pressures, management is not able to predict their specific impact.

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

On March 1, 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjucated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., etal Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets. On October 16, 2009, the Bankruptcy Court confirmed the plan of reorganization of the debtors.

Refer to the section “Investments in Hallwood Energy” for a further discussion of the Company’s former energy activities, including the bankruptcy case.

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

The Securities and Exchange Commission (“SEC”) requested that registrants identify ‘‘critical accounting policies” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a ‘‘critical accounting policy” is one that is both important to the portrayal of an entity’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following of its accounting policies fit this description:

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

Brookwood may receive instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory for delivery at a later date. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and identifies the inventory as separate from Brookwood’s inventory. Generally, a customer provides such instructions to accommodate its lack of available storage space for inventory. This practice is customary in the textile industry and with respect to certain Brookwood customers. In these cases, the Brookwood customer either dictates delivery dates at the time the order is placed or when the customer has not specified a fixed delivery date, the customer owns the goods and has asked Brookwood to keep them in the warehouse. For all of its “bill and hold” sales, Brookwood has no future obligations, the customer is billed when the product is ready for shipment and expected to pay under standard billing and credit terms, regardless of the actual delivery date, and the inventory is identified and not available for Brookwood’s use. The bill and hold sales held by Brookwood at the end of each of the three years ended December 31, 2009 were not material.

Deferred Income Tax Asset.  A deferred income tax asset is recognized for net operating loss and certain other tax carryforwards, tax credits and temporary differences, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the asset will not be realized. Management is required to estimate taxable income for future years and to use its judgment to determine whether or not to record a valuation allowance to reduce part or all of a deferred tax asset. Management considers various tax planning strategies, anticipated gains from the potential sale of investments and projected future income from operations to determine the valuation allowance to be recorded, if any.

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

As application of the equity method of accounting resulted in the carrying value of the Company’s investment in Hallwood Energy to be reduced to zero in each of the years ended December 31, 2009, 2008 and 2007, impairment reviews were not required for the investments in Hallwood Energy for those years.

In prior years, the Company’s evaluation of its investment in Hallwood Energy, or its predecessors, contained assumptions including (i) an evaluation of reserves using assumptions commonly used in the industry, some of which were not the same as are required by the SEC to be used for financial reporting purposes; (ii) realization of fair value for various reserve categories based upon Hallwood Energy’s historical experience; and (iii) value per acre in a potential sale transaction, based upon acreage owned in productive areas with shale characteristics similar to acreage previously sold by Hallwood Energy Corporation and Hallwood Energy III, L.P., former energy affiliates, and other sale activity of acreage with shale formations.

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

The policies listed are not intended to be a comprehensive list of all of the Company’s accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in the application.

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

Results of Operations

The Company reported net income of $17,055,000 for the year ended December 31, 2009, compared to net income of $1,398,000 for 2008, and a net loss of $32,825,000 for 2007. Revenue was $179,554,000 for 2009, $162,237,000 for 2008 and $132,497,000 for 2007. Operating income, principally from Brookwood’s operations, was $25,632,000, $15,767,000 and $7,250,000 in 2009, 2008 and 2007, respectively.

Revenues

Textile products sales of $179,554,000 in 2009 increased by $17,317,000, or 10.7%, compared to $162,237,000 in 2008, which was an increase of $29,740,000, or 22.4%, compared to $132,497,000 in 2007. The increases were principally due to an increase of $28,290,000 in 2009 and an increase of $31,807,000 in 2008, over prior year amounts, in sales of specialty fabric to U.S. military contractors as a result of increases in orders from the military to Brookwood’s customers, partially offset by a decline in sales of other products including sailcloth, flag material and other consumer related items.

Brookwood has several customers who accounted for more than 10% of Brookwood’s sales in one or more of the three years ended December 31, 2009. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in each of the three years ended December 31, 2009. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $60,994,000, $47,310,000 and $40,844,000 in 2009, 2008 and 2007, respectively, which represented 34.0%, 29.2% and 30.8% of Brookwood’s sales. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2009 and 2008. Brookwood’s relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $24,598,000, $18,436,000 and $8,971,000 in 2009, 2008 and 2007, respectively, which represented 13.7%, 11.4% and 6.8% of Brookwood’s sales. Sales to another customer accounted for slightly more than 10% of sales for 2008 only. Brookwood’s relationship with the customer is ongoing. Sales to that customer, which are also included in military sales, were $16,752,000 in 2008, which represented 10.3% of Brookwood’s sales.

Expenses

Textile products cost of sales of $128,812,000 increased by $5,017,000, or 4.1%, in 2009, compared to $123,795,000 in 2008, which was an increase of $18,877,000, or 18.0%, compared to $104,918,000 in 2007. The 2009 increase principally resulted from material and labor costs associated with the higher sales volume, which were favorably offset by changes in product mix and reduced energy costs, which decreased overall by 28% in 2009. The 2008 increase principally resulted from material and labor costs associated with the higher sales volume, changes in product mix and utility costs, which increased by 47% compared to 2007. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.

The gross profit margin was 28.3%, 23.7% and 20.8% in 2009, 2008 and 2007, respectively. The higher gross profit margin for 2009 was attributed to higher sales volumes, changes in product mix, energy savings and manufacturing efficiencies such as a reduction in material working loss. The higher gross margin for 2008 principally resulted from higher sales volume, changes in product mix and manufacturing efficiencies such as a reduction in material working loss.

Administrative and selling expenses were comprised of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007

Textile products	$18,419	$17,143	$15,115
Corporate	6,691	5,532	5,214

Total	$25,110	$22,675	$20,329

Textile products administrative and selling expenses of $18,419,000 for 2009 increased by $1,276,000, or 7.4%, from the 2008 amount of $17,143,000, which increased by $2,028,000, or 13.4%, compared to the 2007 amount of $15,115,000. The 2009 increase was primarily attributable to increases in performance compensation and payroll and benefit costs of $1,282,000 and professional fees, principally legal fees, of $200,000. The 2008 increase was primarily attributable to an increase of $341,000 of employee related expenses associated with higher sales volume, and in support of increased compliance requirements for Sarbanes-Oxley and environmental matters, increased performance compensation and other related payroll costs of $761,000, and $879,000 for legal and professional fees. The textile products administrative and selling expenses include items such as payroll, professional fees, sales commissions, marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development expenses were approximately $835,000 in 2009, $862,000 in 2008 and $605,000 in 2007.

Corporate administrative expenses were $6,691,000 for 2009, compared to $5,532,000 for 2008 and $5,214,000 for 2007. The 2009 increase of $1,159,000, or 21.0%, was primarily attributable to higher professional fees of $2,343,000, including costs related to the Hallwood Energy bankruptcy, the special committee’s activities in considering the offer by a company affiliated with the chairman and principal stockholder to acquire the Company’s outstanding common stock that was cancelled and accounting and tax services. The increases were partially offset by decreased employee related expenses of $825,000 from 2008, which included severance costs of $355,000 associated with a reduction in staff. The 2008 increase of 6.1% was principally attributable to costs associated with the terminated initiative regarding strategic alternatives for Brookwood of approximately $440,000, employee severance costs of $355,000, and higher office space and administrative service costs for HIL of $119,000, partially offset by a reduction in Sarbanes-Oxley costs of $299,000.

Other Income (Loss)

Equity losses from the Company’s investments in Hallwood Energy, attributable to the Company’s share of losses reported by Hallwood Energy, were $12,120,000 in 2008 and $55,957,000 in 2007. The Company did not record a 2009 equity loss as the carrying value of its investment in Hallwood Energy was zero at December 31, 2008 and the Company made no additional investment or commitment to provide additional financial support to Hallwood Energy during 2009.

In consideration of Hallwood Energy’s bankruptcy reorganization, the extinguishment of the Company’s ownership interest in Hallwood Energy in the confirmed plan of reorganization, the previously recorded reduction in the carrying value of the Hallwood Energy investment to zero and possession by HPI, the secured lender to Hallwood Energy, of substantially all of Hallwood Energy’s assets and operations (including all financial records), the Company is unable to provide operating data for Hallwood Energy for the year ended December 31, 2009.

The Company recorded a 2008 equity loss to the extent of loans it made to Hallwood Energy in 2008 of $8,920,000 and a contingent commitment to invest additional funds, under certain conditions, of up to $3,200,000 and reduced the carrying value of its investment in Hallwood Energy to zero. For the year ended December 31, 2008, Hallwood Energy reported a loss of $60,941,000, which included an impairment of its oil and gas properties of $32,731,000, interest expense of $23,642,000 and other income of $6,017,000, which principally related to a contract services agreement with Talisman Energy.

The Company recorded a 2007 equity loss of $55,957,000 in Hallwood Energy as its proportionate share of significant losses reported by Hallwood Energy. In the first nine months of 2007, Hallwood Energy reported a loss of $54,602,000, which included an impairment of $31,680,000 associated with its oil and gas properties and interest expense of $17,913,000. The interest expense included make-whole provisions in the amounts of $7,100,000 related to its former credit facility and $9,009,000 related to its Senior Secured Credit Facility. In the 2007 fourth quarter, Hallwood Energy reported a net loss of $221,811,000, which included an impairment of its oil and gas properties of $191,322,000 and interest expense of $12,163,000. A significant portion of the impairment charge, approximately $111,000,000, related to the early lease surrenders and writedowns of Arkansas leaseholds associated with low or non-prospective oil and gas leases and approximately $52,829,000 related to its Louisiana properties from its drilling program that had been unsuccessful. The fourth quarter interest expense included $7,488,000 related to the change in the value of the make-whole provision contained in its Senior Secured Credit Facility.

The Company earned interest income of $92,000 during 2007 from loans it made to Hallwood Energy in the period from March to May 2007.

Interest expense was comprised of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007

Textile products	$252	$688	$1,146
Corporate	—	—	—

Total	$252	$688	$1,146

Textile products interest expense principally relates to Brookwood’s Working Capital Revolving Credit Facility. The decreases in interest expense were due to a decline in the average outstanding loan amount ($6,450,000 and $10,411,000 at December 31, 2009 and 2008, respectively) and lower average interest rates (3.32% and 2.30% at December 31, 2009 and 2008, respectively).

Interest and other income was $36,000 in 2009, compared to $144,000 in 2008 and $307,000 in 2007. The 2009 decrease was principally due to reduced interest income earned on lower balances of cash and cash equivalents and lower interest rates. The 2008 decrease was principally due to reduced interest income earned on cash equivalents and a gain in the amount of $74,000 from the sale of a marketable security in March 2007.

Income Taxes

Following is a schedule of income tax expense (benefit) (in thousands):

	Years Ended December 31,
	2009	2008	2007

Federal
Current	$5,377	$(116)	$(14,294)
Deferred	2,549	744	(2,998)

Sub-total	7,926	628	(17,292)
State
Current	1,144	759	610
Deferred	(429)	38	53

Sub-total	715	797	663
Foreign
Current	(280)	280	—

Total	$8,361	$1,705	$(16,629)

The income tax expense for 2009 was principally due to the operating income from Brookwood, partially offset by corporate administrative expenses.

The income tax expense for 2008 was principally due to the operating income from Brookwood, partially offset by the equity loss from the investment in Hallwood Energy and corporate administrative expenses. The income tax benefit for 2007 was principally due to the equity loss from the investment in Hallwood Energy. The stautory federal tax rate in 2009, 2008 and 2007 was 35%, 34% and 34%, respectively, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.

In 2009, it is anticipated that the Company will fully utilize its remaining federal net operating loss carryforward and alternative minimum tax credits when completing the Company’s 2009 federal income tax return and will report taxable income, principally attributable to the operating income from Brookwood.

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

At December 31, 2009 and 2008, the net deferred tax asset was $1,698,000 and $3,818,000, respectively. The 2009 balance was comprised of $1,273,000 attributable to temporary differences (including $1,120,000 associated with the Company’s investment in Hallwood Energy) and $425,000 of state tax credits. The 2008 balance was comprised of $550,000 attributable to temporary differences (including $365,000 associated with the Company’s investment in Hallwood Energy), $2,509,000 attributable to a federal net operating loss carryforward, and $759,000 of alternative minimum tax credits.

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

A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Years Ended December 31,
	2009	2008	2007

Consulting fees	$996	$996	$996
Office space and administrative services	240	301	182
Travel and other expenses	171	110	70

Total	$1,407	$1,407	$1,248

In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting. In the three years ended December 31, 2009, 2008 and 2007, Mr. Gumbiner received a consulting fee from only one affiliate, Hallwood Energy, of $ -0-, $150,000 and $200,000, respectively. In addition, Mr. Gumbiner held a profit interest only in Hallwood Energy in the three year period ended December 31, 2009. Mr. Gumbiner transferred this profit interest to HPI, the primary secured lender to Hallwood Energy, in June 2008 in connection with a loan restructuring by Hallwood Energy.

During the three years ended December 31, 2009, HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. The Company pays certain common general and administrative expenses and charges the companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the years ended December 31, 2009, 2008 and 2007, these companies reimbursed the Company $100,000, $110,000 and $155,000, respectively, for such expenses.

Hallwood Financial Limited.  As further discussed in the section entitled “Announcement and Subsequent Withdrawal of Offer to Acquire All Outstanding Publicly Held Common Shares of Company by Chairman and Principal Stockholder”, Hallwood Financial announced on April 20, 2009 that it had advised the Board of Directors that it intended to make an offer to acquire all of the outstanding common stock of the Company not already beneficially owned by Hallwood Financial. On June 17, 2009, Hallwood Financial announced that it had determined that it would not proceed with the offer.

Investments in Hallwood Energy.  In April 2007, HIL and HPI committed to fund one-half of potential additional equity or subordinated debt funding calls totaling $55,000,000, or $27,500,000, by Hallwood Energy, to the extent other investors, including the Company, did not respond to a call. Hallwood Family BVI, L.P. (“HFBL”), a partnership affiliated with HIL and Mr. Gumbiner, funded $2,591,000 and $1,842,000 in June 2007 and September 2007, respectively, pursuant to such commitment, which represented the Company’s share of its full equity call allotment not subscribed to by the Company due to the fact that the Company did not have available sufficient cash. In addition, HFBL made further investments of $2,223,000 during 2007 pursuant to various equity calls from Hallwood Energy. In September 2007, the $55,000,000 commitment from HIL and HPI expired as a result of the receipt of sufficient contributions from various equity calls initiated by Hallwood Energy between April 2007 and August 2007.

In November 2007, HFBL committed to fund $7,500,000 of additional equity to Hallwood Energy no later than November 15, 2007. HFBL funded the full $7,500,000 in November under this agreement, with Hallwood Energy executing a promissory note bearing interest at 16% per annum. On January 2, 2008, as per the commitment agreement, the outstanding amount plus accrued interest was automatically converted into Hallwood Energy Class C limited partnership interest.

In January 2008, HFBL loaned $5,000,000 to Hallwood Energy in connection with Hallwood Energy’s $30,000,000 First Convertible Note. Terms of the First Convertible Note agreement are discussed in the section entitled “Investments in Hallwood Energy”. Prior to the confirmation of Hallwood Energy’s bankruptcy plan in October 2009, HFBL had invested a total of $19,156,000 in Hallwood Energy, of which $14,156,000 was in the form of Class C limited partnership interest and $5,000,000 of its First Convertible Note. Pursuant to Hallwood Energy’s confirmed plan of reorganization, the Class C partnership interest was extinguished and the convertible note is subordinated to recovery in favor of HPI.

Hallwood Energy.  Prior to July 31, 2009, Hallwood Energy shared common offices, facilities and certain staff in the Company’s Dallas office and Hallwood Energy was obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the years ended December 31, 2009 and 2008 and 2007, Hallwood Energy reimbursed the Company $70,000, $415,000 and $297,000, respectively, for such expenses. Hallwood Energy completed its move from the office space by July 31, 2009 and no longer shares such expenses.

Investments in Hallwood Energy

At December 31, 2009, the Company had invested $61,481,000 in Hallwood Energy’s general partner interest and Class A and Class C limited partner interests. In addition, the Company loaned Hallwood Energy $13,920,000 in the form of convertible notes issued by Hallwood Energy. Prior to the approval of Hallwood Energy’s plan of reorganization in Bankruptcy Court (discussed below), the Company accounted for the investment in Hallwood Energy using the equity method of accounting and recorded its pro rata share of Hallwood Energy’s net income (loss) and partners’ capital transactions, as appropriate. In connection with Hallwood Energy’s bankruptcy reorganization, the Company’s ownership interest in Hallwood Energy was extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting. Additionally, any right of recovery for the convertible note interests is subordinated in favor of HPI.

Provided below is a schedule of the Company’s investments in Hallwood Energy by year (in thousands):

					Total
Description	2009	2008	2007	Prior	Investment

Class A limited partner interest	$—	$—	$3	$50,381	$50,384
Class C limited partner interest	—	—	11,084	—	11,084
General partner interest	—	—	6	7	13
First Convertible Note	—	5,000	—	—	5,000
Second Convertible Note:
— Cash investment	—	9,300	—	—	9,300
— Less: portion invested by third parties	—	(380)	—	—	(380)

Total	$—	$13,920	$11,093	$50,388	$75,401

Hallwood Energy was a privately held independent oil and gas limited partnership and operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. Certain of the Company’s officers and directors were investors in Hallwood Energy. In addition, as a member of management of Hallwood Energy, one officer of the Company held a profit interest in Hallwood Energy that was also extinguished in the bankruptcy.

Bankruptcy Reorganization by Hallwood Energy.  On March 1, 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjucated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets.

On June 29, 2009, the Bankruptcy Court granted a motion by HPI to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations.

On October 16, 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. In addition, Hallwood Energy’s convertible notes including those held by the Company, are subordinated to recovery in favor of HPI. As a result of these developments, the Company does not anticipate that it will recover any of its investments in Hallwood Energy. The carrying value of the Company’s investment in Hallwood Energy has been reflected as zero since December 31, 2007.

In connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties have filed lawsuits and threatened to assert additional claims against the Company and certain related parties alleging actual, compensatory and exemplary damages in excess of $200,000,000, based on purported breach of contract, fraud, breach of fiduciary duties, neglect, negligence and various misleading statements, omissions and misrepresentations. See Item 3. Legal Proceedings of this report. The Company believes that the allegations and claims are without merit and intends to defend the lawsuits and any future claims vigorously.

Equity Losses.  As previously stated, the Company recorded its pro rata share of Hallwood Energy’s net income (loss) using the equity method of accounting. Under U.S. generally accepted accounting principles, the general rule for recording equity losses ordinarily indicates that the investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses, unless the investor provides or commits to provide additional funds to the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee. Although no guarantee or commitment existed at December 31, 2007, the Company loaned $5,000,000 to Hallwood Energy in January 2008 in connection with Hallwood Energy’s $30,000,000 First Convertible Note (discussed below) to provide capital to continue regular ongoing operations. Accordingly, the Company recorded an additional equity loss in 2007 to the extent of the $5,000,000 loan, as the Company had not determined to what extent, if any, that it would advance additional funds to Hallwood Energy and the carrying value of its Hallwood Energy investment was reduced to zero at December 31, 2007.

In connection with the then ongoing efforts to complete the Talisman Energy Transaction (discussed below), the Company loaned Hallwood Energy $2,961,000 in May 2008. Concurrent with the completion of the Talisman Energy Transaction in June 2008, the Company entered into an equity support agreement (the “Equity Support Agreement”) with Hallwood Energy under which the Company committed, under certain conditions, to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum of $12,500,000. The Company contributed $2,039,000 at the completion date (for a total amount of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances, all of which were issued under the terms of Hallwood Energy’s Second Convertible Note (discussed below). The Company loaned $4,300,000 to Hallwood Energy during September 2008 pursuant to the Equity Support Agreement. The Company’s additional investments and contingent commitment to provide additional financial support, resulted in the recording of an equity loss in the year ended December 31, 2008 of $12,120,000, which included accumulated equity losses that had not been previously recorded, as the Company had reduced the carrying value of its investment to zero.

An obligation and related additional equity loss were recorded in 2008 to the extent of the Company’s contingent commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in accordance with generally accepted accounting principles. Subject to certain defenses raised by the Company, the remaining commitment amount under the Equity Support Agreement was $3,201,000 at December 31, 2009. Hallwood Energy has filed an adversary proceeding against the Company demanding that the Company’s fund the additional $3,201,000.

The Company’s carrying value of its Hallwood Energy investment, which was zero at December 31, 2008 and 2007, remained at zero as of December 31, 2009. Pursuant to Hallwood Energy’s plan of reorganization confirmed by the Bankruptcy Court in October 2009, the Company’s ownership interest in Hallwood Energy was extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting.

Partnership Investments and Convertible Notes.  Prior to Hallwood Energy’s bankruptcy reorganization, there were three classes of limited partnership interests, one class of general partnership interest and two classes of convertible notes outstanding for Hallwood Energy:

•	Class C limited partnership interests bore a 16% priority return which compounded monthly. The Class C capital contributions totaled approximately $84,422,000 prior to the bankruptcy reorganization.

•	Class A limited partnership interests had certain voting rights and with the general partner would receive 100% of the distributions of available cash and net proceeds from Terminating Capital Transactions, as defined, subsequent to the payment of all unpaid Class C priority return and of all Class C capital contributions until the unrecovered capital accounts of each Class A partner interest is reduced to zero, and thereafter share in all future distributions of available cash and net proceeds from Terminating Capital Transactions with the holders of the Class B interests.

•	Class B limited partnership interests represented vested profit interests awarded to key individuals by Hallwood Energy. Prior to the bankruptcy reorganization, outstanding Class B interests had rights to receive

20.0% of distributions of defined available cash and net proceeds from Terminating Capital Transactions, as defined, after the unpaid Class C priority return and capital contributions and the unreturned Class A and general partner capital contributions have been reduced to zero.

•	General partnership interests represented a 0.01% ownership interest in Hallwood Energy. The general partner was Hallwood Energy Management, LLC, which was owned equally by two entities, including the Company.

•	First Convertible Note. In January 2008, Hallwood Energy entered into a $30,000,000 convertible subordinated note agreement (the “First Convertible Note”). Borrowings bore interest which accrued at an annual rate of 16%, payable on a quarterly basis after the completion of a defined equity offering and subject to the prior full payment of borrowings and accrued interest under the Secured Credit Facilities and were subject to a make-whole provision. Prior to the bankruptcy reorganization, $28,839,000 of the First Convertible Notes were outstanding, of which $5,000,000 was held by the Company.

•	Second Convertible Note. In May 2008, Hallwood Energy entered into a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”), which was underwritten by the Company. The Second Convertible Note was issued in connection with the completion of the Talisman Energy Transaction and the related Equity Support Agreement (discussed below). The Second Convertible Note contained interest terms, conversion features and repayment terms comparable to the First Convertible Note described previously. Prior to the bankruptcy reorganization, $9,300,000 of the Second Convertible Note was outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors.

In October 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and Class A, B and C limited partnership interests, including those held by the Company. In addition, Hallwood Energy’s convertible notes, including those held by the Company, are subordinated to recovery in favor of HPI.

Following is a description of certain capital and loan transactions completed by Hallwood Energy during 2007 and 2008 and the Company’s relative participation in those transactions. No transactions occurred during 2009:

Capital Transactions.  In April 2007, HIL and HPI, each committed to fund one-half of potential additional equity or subordinated debt funding calls totaling $55,000,000 by Hallwood Energy, to the extent other investors, including the Company, did not respond to the calls. In April 2007, Hallwood Energy issued a $25,000,000 Class C equity call to its partners (the “April Call”), which was fully satisfied. The Company’s share of the April Call was $6,743,000.

In May 2007, Hallwood Energy issued a $20,000,000 Class C equity call to its partners (the “May Call”), which was fully satisfied. The Company’s proportionate share of the May Call was $5,091,000. Due to the fact that the Company did not have available sufficient cash, the Company contributed only $2,501,000 towards the May Call. Because of the Company’s inability to meet its full equity call requirement, HFBL funded $2,590,000 of the May Call that was not funded by the Company.

In August 2007, Hallwood Energy issued a $15,000,000 Class C equity call to its partners (the “August Call”), which was fully satisfied. The Company’s proportionate share of the August Call was $3,683,000. Due to the fact that the Company did not have available sufficient cash, the Company contributed only one-half, or $1,842,000, towards the August Call. Because of the Company’s inability to meet its full equity call requirement, HFBL funded $1,842,000 of the August Call that was not funded by the Company.

As a result of the receipt of sufficient equity contributions from the April, May and August Calls, the $55,000,000 commitment from HIL and HPI was extinguished.

In November 2007, Hallwood Energy issued $15,000,000 of Class C limited partnership interest to a new equity partner. In addition, HIL, another existing investor in Hallwood Energy, and HPI entered into a letter agreement providing for a total of up to $15,000,000 in additional funding. HFBL, on behalf of HIL, funded $7,500,000 under the letter agreement, executing a promissory note with an interest rate of 16% per annum and a maturity of March 1, 2010. Two of the partners did not fund under this agreement which constituted a default condition under the Senior Secured Credit Facility, as stipulated in the letter agreement. This default condition was subsequently waived and on January 2, 2008, as per the letter agreement, HFBL’s loan and accrued interest was converted into a Class C limited partner interest.

Talisman Energy Transaction in 2008.  In June 2008, Hallwood Energy raised additional capital by entering into an agreement for the sale and farmout to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and the option to pay up to the additional $65,000,000), and entered into an agreement to provide consulting services to the purchaser for one year (the “Talisman Energy Transaction”). FEI prepaid the consulting services agreement which required two man-weeks per month of service from two senior executives. The revenues from this agreement were recognized as earned by Hallwood Energy over the course of the twelve month period. In October 2008, FEI elected to make a second payment of $30,000,000 to Hallwood Energy. In February 2009, FEI elected to make a partial funding in the amount of $15,000,000 of its third payment.

Under the sale and farmout agreement between Hallwood Energy and FEI, the purchaser made an initial payment of $60,000,000 for an undivided 10% interest in Hallwood Energy’s specified oil and gas properties and other assets. For each well for which FEI paid any costs, it earned an additional interest on the specified properties on which the well was located upon payment of each invoice equal to an additional undivided 23.33% if payment occurred prior to FEI paying a cumulative amount of $90,000,000 under the farmout agreement (the “Initial Milestone”), or 13.33% if payment occurred after the Initial Milestone. For other oil and gas properties, FEI earned an undivided 33.33% interest in such properties immediately upon payment of purchase costs paid by FEI under the farmout agreement. With respect to Hallwood Energy’s other assets, FEI immediately earned an additional undivided 10% interest in these other assets upon meeting the Initial Milestone and an additional undivided 13.33% interest in these other assets upon payment of a cumulative amount of $125,000,000 under the farmout agreement. FEI also earned an undivided 33.33% interest in seismic data for which costs were paid by FEI. Hallwood Energy agreed to deliver assignments for the interests earned under the farmout agreement and granted a lien and security interest on 33.33% of its assets in favor of FEI as collateral security for the performance of this agreement.

The farmout agreement prohibited Hallwood Energy from entering into a change of control agreement unless the lender under the Senior Secured Credit Facility and Junior Credit Facility waives its rights to demand prepayment, and holders of the First and Second Convertible Notes waived their rights of redemption upon a change of control or such indebtedness was required to be repaid or redeemed with funds provided or arranged by the party acquiring or merging with Hallwood Energy in the change of control transaction.

In connection with the Talisman Energy Transaction, the Company loaned $2,961,000 to Hallwood Energy in May 2008. Concurrent with the completion of the Talisman Energy Transaction, the Company entered into an Equity Support Agreement (the “Equity Support Agreement”) with Hallwood Energy, under which the Company committed, under certain conditions, to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The Company contributed $2,039,000 at the completion date (for a total of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances, all of which were issued under terms of the Second Convertible Note. In September 2008, the Company loaned an additional $4,300,000 to Hallwood Energy under the Equity Support Agreement.

During June and July 2008, the Company sold $380,000 of the Second Convertible Note to other investors in Hallwood Energy. As of December 31, 2009 and 2008, $9,300,000 of the Second Convertible Note was outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors. The remaining commitment amount under the Equity Support Agreement, which is currently subject to litigation, was $3,201,000 at December 31, 2009.

Loan Transaction.  In March and April 2007, the Company loaned a total of $9,000,000 to Hallwood Energy, of which $7,000,000 was in the form of demand notes bearing interest at 6% above prime rate, and $2,000,000 was an advance that was repaid four days later with interest. In connection with the issuance of the April Call, the Company and Hallwood Energy agreed that the $7,000,000 loan would be applied as the Company’s portion of the

April Call. In May 2007, Hallwood Energy repaid $257,000 to the Company, which represented the excess of the $7,000,000 loaned over the Company’s share of the capital contribution and related oversubscription.

Senior Secured Credit Facility and Junior Credit Facility.  In April 2007, Hallwood Energy entered into a $100,000,000 loan facility (the “Senior Secured Credit Facility”) with HPI, who was an affiliate of one of the investors, and drew $65,000,000 from the Senior Secured Credit Facility. The proceeds were used to pay the $40,000,000 balance of a former credit facility, approximately $9,800,000 for a make-whole fee, approximately $500,000 for incremental interest related to the former credit facility, transaction fees of approximately $200,000 and provide working capital. The Senior Secured Credit Facility was secured by Hallwood Energy’s oil and gas leases, was scheduled to mature on February 1, 2010, and bore interest at a rate of the defined LIBOR rate plus 10.75% per annum. In conjunction with executing the Senior Secured Credit Facility, HPI’s affiliates resigned their position on Hallwood Energy’s board of directors and HPI assigned its general partner interest to the remaining members.

The Senior Secured Credit Facility provided that if Hallwood Energy raised $25,000,000 through an equity call or through debt subordinate to the Senior Secured Credit Facility, HPI would match subsequent amounts raised on a dollar for dollar basis up to the remaining $35,000,000 under the Senior Secured Credit Facility through the availability termination date of July 31, 2008. During the 2007 third quarter, Hallwood Energy borrowed an additional $20,000,000 under the Senior Secured Credit Facility and borrowed the remaining availability of $15,000,000 in October 2007.

In January 2008, Hallwood Energy entered into a $15,000,000 loan facility (the “Junior Credit Facility”) with HPI and drew the full $15,000,000 available. The proceeds were used to fund working capital requirements and future operational activities. Borrowings under the Senior Secured Credit Facility and Junior Credit Facility (collectively referred to as the “Secured Credit Facilities”) were both secured by Hallwood Energy’s oil and gas leases and were scheduled to mature on February 1, 2010.

Hallwood Energy was not in compliance with various covenants required by the Secured Credit Facilities beginning March 31, 2008, which required waivers and amended loan covenants.

At September 30, 2008 and December 31, 2008, Hallwood Energy was not in compliance with the proved collateral coverage ratio covenant under the Secured Credit Facilities. However, pursuant to a forbearance agreement related to the Talisman Energy Transaction, HPI agreed not to exercise its other remedies under the Secured Credit Facilities until at least 91 days after the termination of the farmout agreement.

To the extent Hallwood Energy was not in default by virtue of pre-March 1, 2009 events, the bankruptcy filing on March 1, 2009 constituted a default under the terms of the Secured Credit Facilities and the forbearance agreement was terminated by its terms upon the filing. However, under the automatic stay provisions of the Bankruptcy Code, HPI had not been able to foreclose on its collateral. As previously stated, on June 29, 2009, the Bankruptcy Court granted a motion by HPI to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations.

First Convertible Note.  In January 2008, Hallwood Energy entered into the $30,000,000 First Convertible Note. During the 2008 first quarter, $28,839,000 of the convertible subordinated notes were subscribed for and issued. The Company subscribed for $5,000,000 of the First Convertible Note and provided the funds to Hallwood Energy in January 2008.

Second Convertible Note.  In May 2008, Hallwood Energy entered into the $12,500,000 Second Convertible Note agreement, which was underwritten by the Company. The Second Convertible Note contained interest terms, conversion features and repayment terms comparable to the First Convertible Note. Under terms of the Second Convertible Note, the Company loaned $2,961,000 in May 2008, $2,039,000 in June 2008 and $4,300,000 in September 2008. During June and July 2008, the Company sold $380,000 of the Second Convertible Note to other investors in Hallwood Energy.

Litigation.  In connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties have filed lawsuits and threatened to assert additional claims against the Company and certain related parties alleging actual, compensatory and exemplary damages in excess of $200,000,000, based on purported breach of contract, fraud, breach of fiduciary duties, neglect, negligence and various misleading statements, omissions and misrepresentations. See Item 3. Legal Proceedings of this report. The Company believes that the allegations and claims are without merit and intends to defend the lawsuits and any future claims vigorously.

Liquidity and Capital Resources

General.  The Company, through its Brookwood subsidiary, principally operates in the textile products segment and, until Hallwood Energy’s bankruptcy reorganization, the energy business segment. The Company’s cash position increased by $1,822,000 during 2009 to $7,838,000 as of December 31, 2009. The principal source of cash in 2009 was $9,140,000 provided by operations. The principal uses of cash in 2009 were $3,330,000 for investments in property, plant and equipment, principally at Brookwood, and $3,988,000 for repayment of bank borrowings.

On March 9, 2010, the Company’s board of directors adopted a resolution providing for the redemption of the Series B Preferred Stock, at $4.00 per share, on or before July 20, 2010, the mandatory redemption date. The redemption price of $1,000,000 is expected to be paid from existing funds held by the Company.

Textiles.  The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the military, consumer, industrial and medical markets. At December 31, 2009, Brookwood had a $25,000,000 Working Capital Revolving Credit Facility with Key Bank. In October 2009, Brookwood entered into an amendment to the Working Capital Revolving Credit Facility that was scheduled to expire in January 2010, which maintained the $25,000,000 loan amount and extended the term to January 31, 2011. The $3,000,000 equipment facility with Key Bank, also scheduled to expire in January 2010, was not renewed. At December 31, 2009, Brookwood had approximately $18,429,000 of unused borrowing capacity on its Working Capital Revolving Credit Facility.

Brookwood continues to monitor its factors and the effect the current economic conditions may have upon their ability to fulfill their obligations to Brookwood in a timely manner. The parent company of one of Brookwood’s factors, CIT Group Inc. (“CIT”), previously announced it had liquidity issues and filed for bankruptcy on October 31, 2009. Brookwood took steps to protect its interests with CIT and expanded its relationships with other factors. Additionally, Brookwood amended its factor agreement with CIT that, among other things, allows CIT to be a Brookwood receivables management agent in connection with post-September 30, 2009 receivables and further clarifies Brookwood’s ownership of the receivables. As of March 31, 2010, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements, although such terms from the other factors have resulted in timing differences that have increased Brookwood’s end-of-month receivables balances.

In the years ended December 31, 2009, 2008 and 2007, Brookwood paid cash dividends to the Company of $4,500,000, $9,300,000 and $6,000,000, respectively. In addition, Brookwood made payments to the Company of $7,751,000, $7,341,000 and $1,591,000, respectively, under its tax sharing agreement. In the 2010 first quarter, Brookwood made dividend and tax sharing payments of $1,000,000 and $3,937,000, respectively. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued compliance with the covenants contained in the Working Capital Revolving Credit Facility. Brookwood’s total debt to total tangible net worth ratio of 0.66 at December 31, 2009 was reduced from 0.87 at December 31, 2008, principally due to its profitable operations during 2009, as compared to the dividends paid, and was substantially below the maximum allowable ratio of 1.50. In connection with the renewal of the Working Capital Revolving Credit Facility in October 2009, an additional covenant was added that provides for a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), for the trailing four quarters, ratio of not greater than 2.00 to be calculated on a quarterly basis, commencing December 31, 2009. The total funded debt to EBITDA ratio was 0.19 at December 31, 2009, which was substantially below the maximum allowable ratio.

Brookwood continuously evaluates opportunities to reduce production costs and expand its manufacturing capacity and portfolio of products. Accordingly, Brookwood incurs capital expenditures to pursue such opportunities, as well as for environmental and safety compliance, building upgrades, energy efficiencies, and various strategic objectives. In the three years ended December 31, 2009, Brookwood met its capital expenditure and equipment maintenance requirements from its operating cash flows and availability under its Working Capital

Revolving Credit Facility. There were no material capital commitments as of December 31, 2009, although Brookwood Laminating plans to exercise its lease option for the purchase of its production facility in Connecticut for $3,200,000, which is anticipated to be completed in the 2010 second quarter. Brookwood anticipates obtaining a $2,240,000 loan facility in connection with the acquisition. It is anticipated that Brookwood’s future capital expenditure projects will be funded from operations and, if necessary, availability under its Working Capital Revolving Credit Facility Brookwood estimates its 2010 capital expenditures will be within a range of $3,500,000 to $4,500,000, excluding the purchase of the Brookwood Laminating production facility.

Energy.  During 2008 and 2007, the Company invested $13,920,000 and $11,093,000, respectively, in Hallwood Energy, as part of a total investment in Hallwood Energy of $75,401,000. No additional investment was made in Hallwood Energy during 2009.

Company’s Future Liquidity.  The Company’s ability to generate cash flow from operations will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by the outcome of its litigation matters and prevailing economic conditions. Many of these factors are beyond the Company’s control. Considering its current cash position, anticipated cash flow from operations and availability under the Brookwood Working Capital Revolving Credit Facility, the Company believes it has sufficient funds to meet its liquidity needs for the next twelve months.

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

Announcement and Subsequent Withdrawal of Offer to Acquire All Outstanding Publicly Held Common Shares of Company by Chairman and Principal Stockholder

On April 20, 2009, Hallwood Financial, a corporation controlled by Mr. Gumbiner and members of his family, which owns approximately 66% of the outstanding common stock of the Company, announced that it had advised the Board of Directors of the Company that it intended to make an offer to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by Hallwood Financial (approximately 523,591 shares). In its announcement, Hallwood Financial indicated that it intended to offer $12.00 per share in cash for each share of common stock not already owned by Hallwood Financial.

On June 17, 2009, Hallwood Financial announced that it had determined that it would not proceed with the offer.

Contractual Obligations and Commercial Commitments

The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of December 31, 2009 (in thousands):

	Payments Due During the Years Ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total

Contractual Obligations
Long term debt	$—	$6,450	$—	$—	$—	$—	$6,450
Redeemable preferred stock	1,000	—	—	—	—	—	1,000
Operating leases	918	602	519	364	364	576	3,343

Total	$1,918	$7,052	$519	$364	$364	$576	$10,793

Interest costs associated with the Company’s debt, which bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the renewal of the revolving credit facility at its then loan balance as of

December 31, 2009, are $214,000, for each of the years ending December 31, 2010 through December 31, 2014, respectively.

In October 2009, Brookwood Laminating notified the landlord that it was exercising its option for the purchase of its Connecticut production facility. Brookwood anticipates completing the purchase of the facility in the 2010 second quarter for $3,200,000, and anticipates partial financing with a $2,240,000 mortgage loan.

Employment Contracts.  The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood.  In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($13,956,000 at December 31, 2009). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.

Financial Covenants

Brookwood.  The principal ratios required to be maintained under Brookwood’s Working Capital Revolving Credit Facility as of December 31, 2009 and the end of the interim quarters are provided below:

		Quarters Ended in 2009
Description	Requirement	December 31,	September 30,	June 30,	March 31,

Total debt to tangible net worth	must be less than ratio of 1.50	0.66	0.82	0.71	0.86
Total funded debt to EBITDA	must be less than ratio of 2.00	0.19	n/a	n/a	n/a
Net income	must exceed $1	Yes	Yes	Yes	Yes

Brookwood was in compliance with its principal loan covenants under the Working Capital Revolving Credit Facility as of December 31, 2009 and 2008 and for all interim periods during 2009, 2008 and 2007, although a waiver regarding a pro forma (inclusive of projected dividend) total debt to tangible net worth ratio for the 2007 third quarter was granted to allow a $1,500,000 dividend payment in November 2007 and an amendment to the Working Capital Revolving Credit Facility was entered into in June 2008 to allow a $4,800,000 dividend payment in June 2008 and restrict calendar 2008 total dividends from Brookwood to the Company to $9,300,000.

In connection with the renewal of the Working Capital Revolving Credit Facility in October 2009, an additional covenant was added that provides for a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), for the trailing four quarters, ratio of not greater than 2.00 to be calculated on a quarterly basis, commencing December 31, 2009.

Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement. The restricted net assets of Brookwood subject to this payment limitation were $48,821,000 and $32,754,000 at December 31, 2009 and 2008, respectively.

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

Special Purpose Entities

The Company has, in certain situations, created Special Purpose Entities (‘‘SPE”). These SPEs were formed to hold title to specific assets and accomplish various objectives. In 1998, the Company formed several SPEs to complete a consolidation of its real estate assets into a new structure to facilitate possible financing opportunities. In other situations, SPEs were formed at the request of lenders for the express purpose of strengthening the collateral for the loans by isolating (for Federal bankruptcy law purposes) the assets and liabilities of the SPE’s. In all cases and since their various formation dates, these wholly owned entities (including their assets, liabilities and results of operations) have been fully consolidated into the financial statements of the Company.

New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued, FASB ASC Topic 855 (formerly SFAS No. 165) “Subsequent Events”, which was effective for interim or annual periods ending after June 15, 2009. FASB ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued by public entities. It mirrors the longstanding existing guidance for subsequent events that was promulgated by the American Institute of Certified Public Accountants. The Company adopted FASB ASC Topic 855 for the quarter ended June 30, 2009.

In June 2009, the FASB issued FASB ASC Topic 860 (formerly SFAS No. 166) “Accounting for Transfers of Financial Assets” — an amendment of FASB Statement No. 140,” that relates to accounting for transfers of financial assets. FASB ASC Topic 860 improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities. FASB ASC Topic 860 is effective for interim and annual reporting periods that begin after November 15, 2009. FASB ASC Topic 860 must be applied to transfers occurring on or after the effective date. The Company is still analyzing the effects of adoption of FASB ASC Topic 860.

In June 2009, the FASB issued, FASB ASC Topic 105 (formerly SFAS No. 168) “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FASB ASC Topic 105 establishes the FASB Accounting Standards Codification Principles (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. FASB ASC Topic 105 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The Company adopted FASB ASC Topic 105 for the quarter ended September 30, 2009. The FASB codification does not change the Company’s application of U.S. GAAP, and therefore the adoption only affects the way authoritative accounting literature is referred to in the notes to the Company’s consolidated financial statements.

Forward-Looking Statements

In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-K relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in Item 1A. Risk Factors to this report. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for the preparation, integrity and fair presentation of the consolidated financial statements appearing in the annual report on Form 10-K. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, accordingly, include certain amounts based on management’s best judgments and estimates.

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

Management, including the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors,” and “Procedures for Director Nominations” and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission. Additional information concerning the executive officers of the Company is included under ‘‘Item 1. Business — Executive Officers of the Company.”

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

The following table provides information as of December 31, 2009 about the Company’s Common Stock that may be issued upon the exercise of options granted pursuant to the 1995 Stock Option Plan, as amended:

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

1. Financial Statements.

Included in Part II, Item 8 of this report are the following

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2009 and 2008

Consolidated Statements of Operations, Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income (Loss), Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2007, 2008 and 2009

Consolidated Statements of Cash Flows, Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

I. Condensed Financial Information of Registrant (Parent Company)

II. Valuation and Qualifying Accounts and Reserves

All other schedules are omitted since the required information is not applicable or is included in the consolidated financial statements or related notes.

3. Exhibits.

(a) Exhibits.

3.1		—	Second Restated Certificate of Incorporation of The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement, filed on October 26, 1995 File No. 33-63709.

3.2		—	Amendment to Second Restated Certificate of Incorporation of The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed on May 14, 2004, File No. 1-8303.

3.3		—	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 1997, File No. 1-8303.

3.4		—	Amendment to the Amended and Restated Bylaws of the Company, dated November 14, 2007, to permit the Company’s shares of stock to be uncertificated, filed herewith.

10.1		—	Tax Sharing Agreement, dated as of March 15, 1989, between the Company and Brookwood Companies Incorporated is incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended July 31, 1989, File No. 1-8303.

*10	.2	—	Amended Tax-Favored Savings Plan Agreement of the Company, effective as of February 1, 1992, is incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

*10	.3	—	Hallwood Special Bonus Agreement, dated as of August 1, 1993, between the Company and all members of its control group that now, or hereafter, participate in the Hallwood Tax Favored Savings Plan and its related trust, and those employees who, during the plan year of reference are highly-compensated employees of the Company, is incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.

*10	.4	—	Financial Consulting Agreement, dated as of December 31, 1996, between the Company and Hallwood Investments Limited, formerly HSC Financial Corporation, is incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 1996, File No. 1-8303.

*10	.5	—	Amendment to Financial Consulting Agreement, dated as of May 16, 2001, between the Company and Hallwood Investments Limited is incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 1-8303.

*10	.6	—	Amendment to Financial Consulting Agreement, dated as of January 1, 2000, between the Company and Hallwood Investments Limited, is incorporated herein by refinance to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2000, File No. 1-8303.

10.7		—	Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of January 30, 2004, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.

*10	.8	—	Amendment to Financial Consulting Agreement, dated March 10, 2004, by and between the Company and Hallwood Investments Limited, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.

*10	.9	—	Compensation Letter, dated May 11, 1998, between Brookwood Companies Incorporated and Amber M. Brookman is incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-8303.

*10	.10	—	Amendment to Financial Consulting Agreement, dated March 9, 2005, by and between the Company and Hallwood Investments Limited, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 1-8303.

10.11		—	First Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2005, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarter ended March 31, 2005, File No. 1-8303.

*10	.12	—	The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated and Unit Agreement under the Plan between Amber M. Brookman and the Company, is incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company’s Form 8-K dated January 17, 2006, File No. 1-8303.

10.13		—	Second Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2006, by and among Key Bank National Association, Brookwood Companies Incorporated and certain Subsidiaries, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2005, File No. 1-8303.

10.14		—	Third Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of December 12, 2007, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 1-8303

*10	.15	—	Change in compensation payable to Amber Brookman is incorporated herein by reference to Item 5.02 to the Company’s Form 8-K dated March 15, 2007, File No. 1-8303.

*10	.16	—	First Amendment to The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated, dated June 19, 2007, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q for the period ended June 30, 2007, File No. 1-8303.

10.17		—	Fourth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of May 30, 2008, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the period ended June 30, 2008, File No. 1-8303.

10.18		—	Equity Support Agreement, dated as of June 9, 2008, by and between The Hallwood Group Incorporated and Hallwood Energy, L.P., is incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the period ended June 30, 2008, File No. 1-8303.

10.19		—	Fifth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of October 23, 2009, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.26 to the Company’s Form 10-Q for the period ended September 30, 2009, File No. 1-8303.

21		—	Active subsidiaries of the Registrant as of February 28, 2010, filed herewith.

31.1		—	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

31.2		—	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1		—	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Constitutes a compensation plan or agreement for executive officers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

By:	/s/ Richard Kelley
Richard Kelley
Vice President — Finance
(Principal Financial and Accounting Officer)

Dated: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 31st day of March 2010.

/s/ (Richard Kelley) (Richard Kelley)	Vice President — Finance (Principal Financial and Accounting Officer)

/s/ (Anthony J. Gumbiner) (Anthony J. Gumbiner)	Director and Chairman of the Board (Principal Executive Officer)

/s/ (Charles A. Crocco, Jr.) (Charles A. Crocco, Jr.)	Director

/s/ (M. Garrett Smith) (M. Garrett Smith)	Director

All other schedules are omitted since the required information is not applicable or is included in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Hallwood Group Incorporated
Dallas, Texas

We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and subsidiaries (the ‘‘Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Dallas, Texas
March 31, 2010

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$7,838	$6,016
Accounts receivable, net
Factors	26,375	15,385
Trade and other	11,800	6,338
Related parties	35	32
Inventories, net	23,592	21,774
Deferred income tax, net	970	3,097
Prepaids, deposits and other assets	612	728

	71,222	53,370
Noncurrent Assets
Property, plant and equipment, net	16,342	15,145
Deferred income tax, net	728	721
Other assets	148	159
Investments in Hallwood Energy, net	—	—

	17,218	16,025

Total Assets	$88,440	$69,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$14,477	$10,658
Payable — contingent additional investment in Hallwood Energy	3,201	3,201
Accrued expenses and other current liabilities	6,645	5,594
Income taxes payable	1,076	243
Redeemable preferred stock	1,000	—
Current portion of loans payable	—	27

	26,399	19,723
Noncurrent Liabilities
Long term portion of loans payable	6,450	10,411
Redeemable preferred stock	—	1,000

	6,450	11,411

Total Liabilities	32,849	31,134

Contingencies and Commitments (Note 16)

Stockholders’ Equity
Common stock, $0.10 par value; authorized 10,000,000 shares; issued 2,396,105 shares for both periods; outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,700	51,425
Retained earnings	17,055	—
Treasury stock, 870,939 shares for both periods; at cost	(13,404)	(13,404)

Total Stockholders’ Equity	55,591	38,261

Total Liabilities and Stockholders’ Equity	$88,440	$69,395

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007

Revenues
Textile products sales	$179,554	$162,237	$132,497
Expenses
Textile products cost of sales	128,812	123,795	104,918
Administrative and selling expenses	25,110	22,675	20,329

	153,922	146,470	125,247

Operating income	25,632	15,767	7,250
Other Income (Loss)
Interest expense	(252)	(688)	(1,146)
Interest and other income	36	144	307
Investments in Hallwood Energy
Equity loss	—	(12,120)	(55,957)
Interest income	—	—	92

	(216)	(12,664)	(56,704)

Income (loss) before income taxes	25,416	3,103	(49,454)
Income tax expense (benefit)	8,361	1,705	(16,629)

Net Income (Loss)	$17,055	$1,398	$(32,825)

Net Income (Loss) Per Common Share
Basic	$11.18	$0.92	$(21.61)

Diluted	$11.18	$0.92	$(21.61)

Weighted Average Shares Outstanding
Basic	1,525	1,521	1,519

Diluted	1,525	1,525	1,519

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2009	2008	2007

Net Income (Loss)	$17,055	$1,398	$(32,825)
Other Comprehensive Income (Loss)
Unrealized increase in fair value of marketable securities	—	—	(55)

Comprehensive Income (Loss)	$17,055	$1,398	$(32,880)

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2008 and 2009
(Amounts in thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Shares	Cost	Equity

Balance, January 1, 2007	2,396	$240	$56,451	$38,401	$55	881	$(13,181)	$81,966
Net loss				(32,825)				(32,825)
Reissuance of treasury shares from exercise of stock options and related income tax effect			18			(10)	147	165
Purchase of common stock for treasury						4	(439)	(439)
Previously realized increase in fair value of marketable securities sold during the period					(55)			(55)

Balance, December 31, 2007	2,396	240	56,469	5,576	—	875	(13,473)	48,812
Net income				1,398				1,398
Cash dividends on common stock			(5,083)	(6,951)				(12,034)
Reissuance of treasury shares from exercise of stock options and related income tax effect			39	(23)		(4)	69	85

Balance, December 31, 2008	2,396	240	51,425	—	—	871	(13,404)	38,261
Net income				17,055				17,055
Excess tax benefits from share - based payment arrangements			275					275

Balance, December 31, 2009	2,396	$240	$51,700	$17,055	$—	871	$(13,404)	$55,591

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$17,055	$1,398	$(32,825)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,325	2,291	2,129
Deferred tax expense (benefit)	2,120	782	(2,945)
Provision for obsolete inventory	313	322	(109)
Excess tax benefits from share-based payment arrangements	(275)	(39)	—
Equity loss from investments in Hallwood Energy	—	12,120	55,957
Proceeds from sale of marketable securities	—	—	148
(Income) loss from investments in marketable securities	—	—	(74)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(16,455)	4,355	(6,326)
Increase (decrease) in accounts payable	3,627	(2,729)	2,750
(Increase) decrease in inventories	(2,131)	2,932	(7,626)
Net change in income taxes receivable/payable	1,147	12,550	(8,247)
Increase (decrease) in accrued expenses and other current liabilities	823	642	1,735
Net change in other assets and liabilities	88	136	(110)

Net cash provided by operating activities	8,637	34,760	4,457

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property, plant and equipment, net	(3,102)	(3,207)	(2,358)
Investments in Hallwood Energy	—	(13,920)	(11,093)

Net cash used in investing activities	(3,102)	(17,127)	(13,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	54,551	63,844	60,981
Repayments of revolving credit facility	(58,512)	(70,614)	(54,232)
Excess tax benefits from share-based payment arrangements	275	39	—
Repayment of other bank borrowings and loans payable	(27)	(158)	(275)
Cash dividends on common stock	—	(12,034)	—
Proceeds from exercise of stock options	—	46	165
Purchase of common stock for treasury	—	—	(439)

Net cash provided by (used in) financing activities	(3,713)	(18,877)	6,200

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,822	(1,244)	(2,794)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,016	7,260	10,054

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,838	$6,016	$7,260

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies

The Hallwood Group Incorporated (the “Company”) (NYSE Amex: HWG), is a Delaware corporation, and operates as a holding company. The principal remaining business is in the textile products industry, following the bankruptcy reorganization of its former Hallwood Energy affiliate in 2009.

Textile Products.  Textile products operations are conducted through the Company’s wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

Brookwood principally operates as a converter, finisher and laminator in the textile industry, which processes fabrics at its plants, located in Rhode Island and Connecticut, or by contracting with independent finishers. Brookwood is one of the largest coaters of woven nylons in the United States of America. Brookwood is known for its extensive, in-house expertise in high-tech fabric development and is a major supplier of specialty fabric to U.S. military contractors. Brookwood produces fabrics that meet standards and specifications set by both government and private industry, which are used by military, consumer and industrial customers. Brookwood has two subsidiaries at December 31, 2009:

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

Textile products accounted for all of the Company’s operating revenues in the three years ended December 31, 2009.

Energy.  During the three years ended December 31, 2009, the Company’s investment in the energy segment was conducted through Hallwood Energy, L.P. (“Hallwood Energy”). Hallwood Energy was a privately held independent oil and gas limited partnership and operated as an upstream energy company engaged in the acquisition, development, exploration, production and sale of hydrocarbons, with a primary focus on natural gas assets. The Company accounted for the investment in Hallwood Energy using the equity method of accounting, recording its pro rata share of Hallwood Energy’s net income (loss), partner capital transactions and comprehensive income (loss), as appropriate. As further discussed in Note 6, Hallwood Energy filed for bankruptcy in March 2009. In connection with the confirmation of Hallwood Energy’s bankruptcy reorganization plan in October 2009, the Company’s ownership interest in Hallwood Energy was extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting.

Significant accounting policies, which are in accordance with accounting principles generally accepted in the United States of America, are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Brookwood Companies Incorporated and subsidiaries. The Company fully consolidates all of its subsidiaries and accounted for the investment in its Hallwood Energy, L.P. affiliate using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s Brookwood subsidiary operates on a 5-4-4 accounting cycle with its months always ending on a Saturday for accounting purposes, while the parent company, The Hallwood Group Incorporated, operates on a

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

traditional fiscal month accounting cycle. For purposes of the year-end financial statements, the Brookwood cycle always ends on December 31, however, quarterly interim financial statements may not correspond to the fiscal quarter-end. In such cases, the notes to the interim condensed financial statements contain certain disclosures regarding sales and expenses for the intervening periods.

Codification of Accounting Standards

The issuance of FASB Accounting Standards Codification (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that U.S. generally accepted accounting principles (“GAAP”) are referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, Securities and Exchange Commission (“SEC”) registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The switch affects the way companies refer to GAAP in financial statements and in their accounting policies. All existing standards that were used to create the Codification were superseded. Instead, references to standards will consist solely of the number used in the Codification’s structural organization. Consistent with the effective date of the Codification, financial statements for periods ending after September 15, 2009, refer to the Codification structure, not pre-Codification historical GAAP.

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

Brookwood may receive instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory for delivery at a later date. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and segregates the inventory from Brookwood’s inventory.

Carrying Value of Investments

Investments are recorded at fair value determined as of the date acquired. Thereafter, for less than 50% owned investments, the equity method of accounting is utilized where the Company exercises significant influence over the investee’s operating and financial policies.

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

Income Taxes

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences, and the amount of net operating loss carryforwards and tax credits, if any, reduced by a valuation allowance as considered appropriate. Provision is made for deferred taxes relating to temporary differences in the recognition of income and expense for financial reporting.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB ASC Topic 740 (formerly FASB Interpretation No. 48) “Accounting for Uncertainty in Income Taxes”. The Company adopted the provisions of FASB ASC Topic 740 on January 1, 2007. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, FASB ASC Topic 740 “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company completed its evaluation and determined that as of January 1, 2007 there were no significant uncertain tax positions requiring recognition in its consolidated financial statements. No additional reserves were required during the years ended or as of December 31, 2009 and 2008. The evaluation was performed for the tax years ended December 31, 2006 through 2009, the tax years which remain subject to examination by major tax jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

Contingencies

From time to time, the Company, its subsidiaries, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions which it or its affiliated entities participated. The Company accrues for losses associated with contingencies when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Estimating probable losses requires the assessment of multiple outcomes that often depends on management’s judgments, with assistance from legal counsel. The final resolution of these contingencies could result in losses different from such accruals, if any.

The Company expenses professional fees associated with litigation matters as incurred.

Environmental Remediation Costs

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Company management is not aware of any environmental remediation obligations which would significantly affect the operations, financial position or cash flows of the Company.

Stock-Based Compensation

On January 1, 2006, the Company adopted FASB ASC Topic 718 (formerly SFAS No. 123(R)) “Share-Based Payment”, which revised FASB ASC Topic 718 (formerly SFAS No. 123) “Accounting for Stock-Based Compensation”, using a modified method of prospective application. Under FASB ASC Topic 718, all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award would generally be measured at fair value at the grant date.

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

Derivatives

The Company accounts for derivative instruments in accordance with FASB ASC Topic 815 (formerly SFAS No. 133) ‘‘Accounting for Derivative Instruments and Hedging Activities”. The Company does not directly have any derivative instruments, however, Hallwood Energy had such instruments. Accordingly, the Company recorded its proportional share of any impact of these instruments in accordance with the equity method of accounting.

Hallwood Energy had make-whole provisions contained within its debt facilities. The make-whole fees were recorded at estimated fair value on Hallwood Energy’s balance sheet and changes in their fair value were recorded in interest expense in Hallwood Energy’s statement of operations.

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

Consolidated Statements of Cash Flows

The Company has corrected the presentation of borrowings and repayments on its revolving credit facility for 2008 and 2007 within the consolidated statements of cash flows. Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with FASB ASC 230, Statement of Cash Flows (formerly SFAS No. 95, Statement of Cash Flows). The correction had no effect on net cash used in financing activities.

Subsequent Events

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In May 2009, the FASB issued FASB ASC Topic 855 (formerly SFAS No. 165) “Subsequent Events”, which was effective for interim or annual periods ending after June 15, 2009. FASB ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued by public entities. It mirrors the longstanding existing guidance for subsequent events that was promulgated by the American Institute of Certified Public Accountants. The Company adopted FASB ASC Topic 855 for the quarter ended June 30, 2009.

In June 2009, the FASB issued FASB ASC Topic 860 (formerly SFAS No. 166) “Accounting for Transfers of Financial Assets” — an amendment of FASB Statement No. 140,” that relates to accounting for transfers of financial assets. FASB ASC Topic 860 improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities. FASB ASC Topic 860 is effective for interim and annual reporting periods that begin after November 15, 2009. FASB ASC Topic 860 must be applied to transfers occurring on or after the effective date. The Company is still analyzing the effects of adoption of FASB ASC Topic 860.

In June 2009, the FASB issued FASB ASC Topic 105 (formerly SFAS No. 168) “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FASB ASC Topic 105 establishes the FASB Accounting Standards Codification Principles (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. FASB ASC Topic 105 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The Company adopted FASB ASC Topic 105 for the quarter ended September 30, 2009. The FASB codification does not change the Company’s application of U.S. GAAP, and therefore the adoption only affects the way authoritative accounting literature is referred to in the notes to the Company’s consolidated financial statements.

Note 2	— Cash and Cash Equivalents

Cash and cash equivalents as of the balance sheet dates were as follows (in thousands):

	December 31,
	2009	2008

Cash	$464	$237
Cash equivalents	7,374	5,779

Total	$7,838	$6,016

Cash equivalents consisted of money market funds (consisting of AAA rated institutional commercial paper), and interest-bearing demand deposits.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Inventories

All inventories relate to Brookwood.  Inventories as of the balance sheet dates were as follows (in thousands):

	December 31,
	2009	2008

Raw materials	$5,839	$6,215
Work in progress	8,703	6,427
Finished goods	10,434	10,203

	24,976	22,845
Less: Obsolescence reserve	(1,384)	(1,071)

Total	$23,592	$21,774

Note 4	— Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2009	2008

Machinery and equipment	$22,361	$21,654
Buildings and improvements	6,884	6,357
Office furniture and equipment	4,248	4,257
Construction in progress	3,768	1,825
Leasehold improvements	1,266	1,230
Land	594	594

	39,121	35,917
Less: Accumulated depreciation	(22,779)	(20,772)

Total	$16,342	$15,145

During 2009 and 2008, the Company, principally Brookwood, wrote off $321,000 and $997,000, respectively, of fully depreciated assets.

Depreciation expense for the three years ended December 31, 2009 was $2,325,000, $2,291,000 and $2,129,000, respectively.

Note 5 —	Operations of Brookwood Companies Incorporated

Receivables.  Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval. Commissions paid to factors were approximately $841,000, $733,000 and $599,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Factored receivables were $26,375,000 and $15,385,000 at December 31, 2009 and 2008, which were net of a returned goods dilution allowance of $236,000 and $149,000, respectively.

Brookwood continues to monitor its factors and the effect the current economic conditions may have upon their ability to fulfill their obligations to Brookwood in a timely manner. The parent company of one of Brookwood’s factors, CIT Group Inc. (“CIT”), previously announced it had liquidity issues and filed for bankruptcy on October 31, 2009. Brookwood took steps to protect its interests with CIT and expanded its relationships with other factors. Additionally, Brookwood amended its factor agreement with CIT that, among other things, allows

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CIT to be a Brookwood receivables management agent in connection with post-September 30, 2009 receivables and further clarifies Brookwood’s ownership of the receivables. As of March 31, 2010, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements, although such terms from the other factors have resulted in timing differences that have increased Brookwood’s end-of-month receivables balances.

Trade receivables were $11,427,000 and $6,158,000 at December 31, 2009 and 2008, which were net of an allowance for doubtful accounts of $155,000 and $59,000, respectively. The trade receivable balance at December 31, 2009 includes $4,935,000 related to fabric sold in two products to a Brookwood customer that supplies the U.S. military for which payment has been delayed due to a pending compliance issue (see also Note 16). Brookwood has resolved the issue with respect to one of the products and is in the process of structuring resolution of the second product and believes it is likely to have resolution in 2010. It has not had and the Company does not believe resolution of the issue will have a material adverse effect on its financial condition, results of operations or cash flows.

Sales Concentration.  Brookwood has several customers who accounted for more than 10% of Brookwood’s sales in one or more of the three years ended December 31, 2009. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in each of the three years ended December 31, 2009. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $60,994,000, $47,310,000 and $40,844,000 in 2009, 2008 and 2007, respectively, which represented 34.0%, 29.2% and 30.8% of Brookwood’s sales. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2009 and 2008. Brookwood’s relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $24,598,000, $18,436,000 and $8,971,000 in 2009, 2008 and 2007, respectively, which represented 13.7%, 11.4% and 6.8% of Brookwood’s sales. Sales to another customer accounted for slightly more than 10% of sales for 2008 only. Brookwood’s relationship with the customer is ongoing. Sales to that customer, which are also included in military sales, were $16,752,000 in 2008, which represented 10.3% of Brookwood’s sales.

Military sales accounted for $130,103,000, $101,813,000 and $70,006,000 in 2009, 2008 and 2007, respectively, which represented 72.5%, 62.8% and 52.8% of Brookwood’s sales.

Research and Development.  Research and development expenses were approximately $835,000 in 2009, $862,000 in 2008 and $605,000 in 2007.

Stockholders’ Equity.  The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At December 31, 2009, cumulative dividends in arrears on the preferred stock amounted to approximately $456,000.

2005 Long-Term Incentive Plan for Brookwood.  In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($13,956,000 at December 31, 2009). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

do not have, prior to a change of control transaction in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.

Note 6 —	Investment in Hallwood Energy, L.P.

Investments in Hallwood Energy, L.P. as of the balance sheet dates were as follows (in thousands):

				Amount at
				Which
	As of December 31, 2009			Carried at		Equity Income (Loss) for the
	Percent of			December 31,		Years Ended December 31,
Description of Investment	Class Owned		Cost	2009	2008	2009	2008	2007

Hallwood Energy, L.P.
— Class A limited partner interest	—	(a)	$50,384	$—	$—	$—	$—	$(39,861)
— Class C limited partner interest	—	(a)	11,084	—	—	—	—	(11,084)
— General partner interest	—	(a)	13	—	—	—	—	(12)
— First Convertible Note	17	(b)	5,000	—	—	—	—	(5,000)
— Second Convertible Note
Cash investment	96	(b)	9,300	—	—	—	(8,920)	—
Less: portion invested by third parties			(380)	—	—	—	—	—
Contingent commitment to invest additional funds			3,200	—	—	—	(3,200)	—

			$78,601	$—	$—	$—	$(12,120)	$(55,957)

(a)	Ownership interests extinguished in confirmed plan of reorganization.

(b)	Subordinated to recovery in favor of HPI in confirmed plan of reorganization.

Prior to the confirmation of Hallwood Energy’s plan of reorganization in Bankruptcy Court (discussed below), the Company accounted for the investment in Hallwood Energy using the equity method of accounting and recorded its pro rata share of Hallwood Energy’s net income (loss), partner capital transactions and comprehensive income (loss), as appropriate. In connection with Hallwood Energy’s bankruptcy reorganization, the Company’s ownership interests in Hallwood Energy were extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting. Additionally, any right of recovery for the convertible note interests are subordinated in favor of Hall Phoenix/Inwood, Ltd. (“HPI”), the secured lender to Hallwood Energy. Certain of the Company’s officers and directors were investors in Hallwood Energy. In addition, as a member of management of Hallwood Energy, one officer of the Company held a profit interest in Hallwood Energy that was also extinguished in the bankruptcy.

Hallwood Energy was a privately held independent oil and gas limited partnership and operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets.

Bankruptcy Reorganization by Hallwood Energy.  On March 1, 2009, Hallwood Energy, L.P., Hallwood Energy Management, LLC (the general partner of Hallwood Energy, “HEM”) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., etal Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 29, 2009, the Bankruptcy Court granted a motion by HPI to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations.

On October 16, 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. In addition, Hallwood Energy’s convertible notes, including those held by the Company, are subordinated to recovery in favor of HPI. As a result of these developments, the Company does not anticipate that it will recover any of its investments in Hallwood Energy. The carrying value of the Company’s investment in Hallwood Energy has been reflected as zero since December 31, 2007.

In connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties have filed lawsuits and threatened to assert additional claims against the Company and certain related parties alleging actual, compensatory and exemplary damages in excess of $200,000,000, based on purported breach of contract, fraud, breach of fiduciary duties, neglect, negligence and various misleading statements, omissions and misrepresentations. See Note 16. The Company believes that the allegations and claims are without merit and intends to defend the lawsuits and any future claims vigorously.

Financial information for Hallwood Energy for the year ended December 31, 2009 is not provided, in consideration of its bankruptcy reorganization, the extinguishment of the Company’s ownership interests in Hallwood Energy in the plan of reorganization, HPI’s possession of substantially all of Hallwood Energy’s assets and operations (including all financial records), and the Company’s lack of involvement in Hallwood Energy’s operations. During 2009, the Company did not make any additional investments or contingent investment commitments in Hallwood Energy. The Company’s carrying value of its Hallwood Energy investment remained at zero at December 31, 2009.

During the year ended December 31, 2008, Hallwood Energy recorded impairments of oil and gas properties of $32,731,000 and reported a net loss of $60,941,000. During 2008, the Company recorded its share of the losses to the extent of its additional investments and contingent investment commitments in Hallwood Energy in the amount of $12,120,000. The Company’s carrying value of its Hallwood Energy investment was zero at December 31, 2008.

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

Equity Losses.  As previously stated, the Company recorded its pro rata share of Hallwood Energy’s net income (loss) using the equity method of accounting. Under U.S. generally accepted accounting principles, the general rule for recording equity losses ordinarily indicates that the investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses, unless the investor

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides or commits to provide additional funds to the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee. Although no guarantee or commitment existed at December 31, 2007, the Company loaned $5,000,000 to Hallwood Energy in January 2008 in connection with Hallwood Energy’s $30,000,000 First Convertible Note (discussed below) to provide capital to continue regular ongoing operations. Accordingly, the Company recorded an additional equity loss in 2007 to the extent of the $5,000,000 loan, as the Company had not determined to what extent, if any, that it would advance additional funds to Hallwood Energy and the carrying value of its Hallwood Energy investment was reduced to zero at December 31, 2007.

In connection with the then ongoing efforts to complete the Talisman Energy Transaction (discussed below), the Company loaned Hallwood Energy $2,961,000 in May 2008. Concurrent with the completion of the Talisman Energy Transaction in June 2008, the Company entered into an equity support agreement (the “Equity Support Agreement”) with Hallwood Energy under which the Company committed, under certain conditions, to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum of $12,500,000. The Company contributed $2,039,000 at the completion date (for a total amount of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances, all of which were issued under the terms of Hallwood Energy’s Second Convertible Note (discussed below). The Company loaned $4,300,000 to Hallwood Energy during September 2008 pursuant to the Equity Support Agreement. The Company’s additional investments and contingent commitment to provide additional financial support, resulted in the recording of an equity loss in the year ended December 31, 2008 of $12,120,000, which included accumulated equity losses that had not been previously recorded, as the Company had reduced the carrying value of its investment to zero.

An obligation and related additional equity loss were recorded in 2008 to the extent of the Company’s contingent commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in accordance with generally accepted accounting principles. Subject to certain defenses raised by the Company, the remaining commitment amount under the Equity Support Agreement was $3,201,000 at December 31, 2009 and an adversary proceeding is pending against the Company demanding that the Company’s fund the additional $3,201,000.

The Company’s carrying value of its Hallwood Energy investment, which was zero at December 31, 2008 and 2007, remained at zero as of December 31, 2009. Pursuant to Hallwood Energy’s plan of reorganization confirmed by the Bankruptcy Court in October 2009, the Company’s ownership interest in Hallwood Energy was extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth summarized financial data of Hallwood Energy as of December 31, 2008 and 2007 and for the two years ended December 31, 2008 (in thousands):

	2008	2007

Balance Sheet Data
Cash and cash equivalents	$18,706	$2,372
Oil and gas properties, net	86,347	107,248
Total assets	111,101	115,678
Notes payable (including make-whole fee)	155,849	101,990
Total liabilities	195,380	146,516
Partners’ capital (deficiency)	(84,280)	(30,838)
Statement of Operations Data
Revenues	$16,551	$4,761
Expenses	59,866	251,031

Operating loss	(43,315)	(246,270)
Other Income (Expense)	(17,626)	(29,870)

Loss before income taxes	(60,941)	(276,140)
Income tax expense	—	273

Net Loss	$(60,941)	$(276,413)

The Company has not provided summarized financial data for Hallwood Energy as of and for the year ended December 31, 2009, in consideration of Hallwood Energy’s bankruptcy reorganization in October 2009, the extinguishment of the Company’s ownership interests in Hallwood Energy in the plan or reorganization, HPI’s possession of substantially all of Hallwood Energy’s assets and operations (including all financial records), and the Company’s lack of involvement in Hallwood Energy’s operations.

Partnership Investments and Convertible Notes.  Prior to Hallwood Energy’s bankruptcy reorganization, there were three classes of limited partnership interests, one class of general partnership interest and two classes of convertible notes outstanding for Hallwood Energy:

•	Class C limited partnership interests bore a 16% priority return which compounded monthly. The Class C capital contributions totaled approximately $84,422,000 prior to the bankruptcy reorganization.

•	Class A limited partnership interests had certain voting rights and with the general partner would receive 100% of the distributions of available cash and net proceeds from Terminating Capital Transactions, as defined, subsequent to the payment of all unpaid Class C priority return and of all Class C capital contributions until the unrecovered capital accounts of each Class A partner interest is reduced to zero, and thereafter share in all future distributions of available cash and net proceeds from Terminating Capital Transactions with the holders of the Class B interests.

•	Class B limited partnership interests represented vested profit interests awarded to key individuals by Hallwood Energy. Prior to the bankruptcy reorganization, outstanding Class B interests had rights to receive 20.0% of distributions of defined available cash and net proceeds from Terminating Capital Transactions, as defined, after the unpaid Class C priority return and capital contributions and the unreturned Class A and general partner capital contributions have been reduced to zero.

•	General partnership interests represented a 0.01% ownership interest in Hallwood Energy. The general partner was Hallwood Energy Management, LLC, which was owned equally by two entities, including the Company.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	First Convertible Note. In January 2008, Hallwood Energy entered into a $30,000,000 convertible subordinated note agreement (the “First Convertible Note”). Borrowings bore interest which accrued at an annual rate of 16%, payable on a quarterly basis after the completion of a defined equity offering and subject to the prior full payment of borrowings and accrued interest under the Secured Credit Facilities and were subject to a make-whole provision. Prior to the bankruptcy reorganization, $28,839,000 of the First Convertible Notes were outstanding, of which $5,000,000 was held by the Company.

•	Second Convertible Note. In May 2008, Hallwood Energy entered into a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”), which was underwritten by the Company. The Second Convertible Note was issued in connection with the completion of the Talisman Energy Transaction and the related Equity Support Agreement (discussed below). The Second Convertible Note contained interest terms, conversion features and repayment terms comparable to the First Convertible Note described previously. Prior to the bankruptcy reorganization, $9,300,000 of the Second Convertible Note was outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors.

In October 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and Class A, B and C limited partnership interests, including those held by the Company. In addition, the convertible notes, including those held by the Company, are subordinated to recovery in favor of HPI.

Following is a description of certain capital and loan transactions completed by Hallwood Energy during 2007 and 2008 and the Company’s relative participation in those transactions. No transactions occurred during 2009:

Capital Transactions.  In April 2007, HIL and HPI, each committed to fund one-half of potential additional equity or subordinated debt funding calls totaling $55,000,000 by Hallwood Energy, to the extent other investors, including the Company, did not respond to the calls. In April 2007, Hallwood Energy issued a $25,000,000 Class C equity call to its partners (the “April Call”), which was fully satisfied. The Company’s share of the April Call was $6,743,000.

In May 2007, Hallwood Energy issued a $20,000,000 Class C equity call to its partners (the “May Call”), which was fully satisfied. The Company’s proportionate share of the May Call was $5,091,000. Due to the fact that the Company did not have available sufficient cash, the Company contributed only $2,501,000 towards the May Call. Because of the Company’s inability to meet its full equity call requirement, Hallwood Family Investments BVI, L.P. (“HFBL”), a partnership affiliated with HIL and Mr. Gumbiner, funded $2,590,000 of the May Call that was not funded by the Company.

In August 2007, Hallwood Energy issued a $15,000,000 Class C equity call to its partners (the “August Call”), which was fully satisfied. The Company’s proportionate share of the August Call was $3,683,000. Due to the fact that the Company did not have available sufficient cash, the Company contributed only one-half, or $1,842,000, towards the August Call. Because of the Company’s inability to meet its full equity call requirement, HFBL funded $1,842,000 of the August Call that was not funded by the Company.

As a result of the receipt of sufficient equity contributions from the April, May and August Calls, the $55,000,000 commitment from HIL and HPI was extinguished.

In November 2007, Hallwood Energy issued $15,000,000 of Class C limited partnership interest to a new equity partner. In addition, HIL, another existing investor in Hallwood Energy, and HPI entered into a letter agreement providing for a total of up to $15,000,000 in additional funding. HFBL, on behalf of HIL, funded $7,500,000 under the letter agreement, executing a promissory note with an interest rate of 16% per annum and a maturity of March 1, 2010. Two of the partners did not fund under this agreement which constituted a default condition under the Senior Secured Credit Facility, as stipulated in the letter agreement. This default condition was

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequently waived and on January 2, 2008, as per the letter agreement, HFBL’s loan and accrued interest was converted into a Class C limited partner interest.

Talisman Energy Transaction in 2008.  In June 2008, Hallwood Energy raised additional capital by entering into an agreement for the sale and farmout to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and the option to pay up to the additional $65,000,000), and entered into an agreement to provide consulting services to the purchaser for one year (the “Talisman Energy Transaction”). FEI prepaid the consulting services agreement which required two man-weeks per month of service from two senior executives. The revenues from this agreement were recognized as earned by Hallwood Energy over the course of the twelve month period. In October 2008, FEI elected to make a second payment of $30,000,000 to Hallwood Energy. In February 2009, FEI elected to make a partial funding in the amount of $15,000,000 of its third payment.

Under the sale and farmout agreement between Hallwood Energy and FEI, the purchaser made an initial payment of $60,000,000 for an undivided 10% interest in Hallwood Energy’s specified oil and gas properties and other assets. For each well for which FEI paid any costs, it earned an additional interest on the specified properties on which the well was located upon payment of each invoice equal to an additional undivided 23.33% if payment occurred prior to FEI paying a cumulative amount of $90,000,000 under the farmout agreement (the “Initial Milestone”), or 13.33% if payment occurred after the Initial Milestone. For other oil and gas properties, FEI earned an undivided 33.33% interest in such properties immediately upon payment of purchase costs paid by FEI under the farmout agreement. With respect to Hallwood Energy’s other assets, FEI immediately earned an additional undivided 10% interest in these other assets upon meeting the Initial Milestone and an additional undivided 13.33% interest in these other assets upon payment of a cumulative amount of $125,000,000 under the farmout agreement. FEI also earned an undivided 33.33% interest in seismic data for which costs were paid by FEI. Hallwood Energy agreed to deliver assignments for the interests earned under the farmout agreement and granted a lien and security interest on 33.33% of its assets in favor of FEI as collateral security for the performance of this agreement.

The farmout agreement prohibited Hallwood Energy from entering into a change of control agreement unless the lender under the Senior Secured Credit Facility and Junior Credit Facility waived its rights to demand prepayment, and holders of the First and Second Convertible Notes waived their rights of redemption upon a change of control or such indebtedness was required to be repaid or redeemed with funds provided or arranged by the party acquiring or merging with Hallwood Energy in the change of control transaction.

In connection with the Talisman Energy Transaction, the Company loaned $2,961,000 to Hallwood Energy in May 2008. Concurrently with the completion of the Talisman Energy Transaction, the Company entered into an Equity Support Agreement (the “Equity Support Agreement”) with Hallwood Energy, under which the Company committed, under certain conditions, to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The Company contributed $2,039,000 at the completion date (for a total of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances, all of which were issued under terms of the Second Convertible Note. In September 2008, the Company loaned an additional $4,300,000 to Hallwood Energy under the Equity Support Agreement.

During June and July 2008, the Company sold $380,000 of the Second Convertible Note to other investors in Hallwood Energy. As of December 31, 2009 and 2008, $9,300,000 of the Second Convertible Note was outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors. The remaining commitment amount under the Equity Support Agreement, which is currently subject to litigation, was $3,201,000 at December 31, 2009.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan Transaction.  In March and April 2007, the Company loaned a total of $9,000,000 to Hallwood Energy, of which $7,000,000 was in the form of demand notes bearing interest at 6% above prime rate, and $2,000,000 was an advance that was repaid four days later with interest. In April 2007, Hallwood Energy made a request for additional capital contributions in the amount of $25,000,000 (the “April Call”). In connection with the issuance of the April Call, the Company and Hallwood Energy agreed that the $7,000,000 loan would be applied as the Company’s portion of the April Call. In May 2007, Hallwood Energy repaid $257,000 to the Company, which represented the excess of the $7,000,000 loaned over the Company’s share of the capital contribution and related oversubscription.

Senior Secured Credit Facility and Junior Credit Facility.  In April 2007, Hallwood Energy entered into a $100,000,000 loan facility (the “Senior Secured Credit Facility”) with HPI, who was an affiliate of one of the investors and drew $65,000,000 from the Senior Secured Credit Facility. The proceeds were used to pay the $40,000,000 balance of a former credit facility, approximately $9,800,000 for a make-whole fee, approximately $500,000 for incremental interest related to the former credit facility, transaction fees of approximately $200,000 and provide working capital. The Senior Secured Credit Facility was secured by Hallwood Energy’s oil and gas leases, was scheduled to mature on February 1, 2010, and bore interest at a rate of the defined LIBOR rate plus 10.75% per annum. In conjunction with executing the Senior Secured Credit Facility, HPI’s affiliates resigned their position on Hallwood Energy’s board of directors and HPI assigned its general partner interest to the remaining members.

The Senior Secured Credit Facility provided that if Hallwood Energy raised $25,000,000 through an equity call or through debt subordinate to the Senior Secured Credit Facility, HPI would match subsequent amounts raised on a dollar for dollar basis up to the remaining $35,000,000 under the Senior Secured Credit Facility through the availability termination date of July 31, 2008. During the 2007 third quarter, Hallwood Energy borrowed an additional $20,000,000 under the Senior Secured Credit Facility and borrowed the remaining availability of $15,000,000 in October 2007.

In January 2008, Hallwood Energy entered into a $15,000,000 loan facility (the “Junior Credit Facility”) with HPI and drew the full $15,000,000 available. The proceeds were used to fund working capital requirements and future operational activities. Borrowings under the Senior Secured Credit Facility and Junior Credit Facility (collectively referred to as the “Secured Credit Facilities”) were both secured by Hallwood Energy’s oil and gas leases and were scheduled to mature on February 1, 2010.

Hallwood Energy was not in compliance with various covenants required by the Secured Credit Facilities beginning March 31, 2008, which required waivers and amended loan covenants.

At September 30, 2008 and December 31, 2008, Hallwood Energy was not in compliance with the proved collateral coverage ratio covenant under the Secured Credit Facilities. However, pursuant to a forbearance agreement related to the Talisman Energy Transaction, HPI agreed not to exercise its other remedies under the Secured Credit Facilities until at least 91 days after the termination of the farmout agreement.

To the extent Hallwood Energy was not in default by virtue of pre-March 1, 2009 events, the bankruptcy filing on March 1, 2009 constituted a default under the terms of the Secured Credit Facilities and the forbearance agreement was terminated by its terms upon the filing. However, under the automatic stay provisions of the Bankruptcy Code, HPI had not been able to foreclose on its collateral. As previously stated, on June 29, 2009, the Bankruptcy Court granted a motion by HPI to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations.

First Convertible Note.  In January 2008, Hallwood Energy entered into the $30,000,000 First Convertible Note. During the 2008 first quarter, $28,839,000 of the convertible subordinated notes were subscribed for and issued. The Company subscribed for $5,000,000 of the First Convertible Note and provided the funds to Hallwood Energy in January 2008.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Second Convertible Note.  In May 2008, Hallwood Energy entered into the $12,500,000 Second Convertible Note agreement, which was underwritten by the Company. The Second Convertible Note contained interest terms, conversion features and repayment terms comparable to the First Convertible Note. Under terms of the Second Convertible Note, the Company loaned $2,961,000 in May 2008, $2,039,000 in June 2008 and $4,300,000 in September 2008. During June and July 2008, the Company sold $380,000 of the Second Convertible Note to other investors in Hallwood Energy.

Litigation.  In connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties have filed lawsuits and threatened to assert additional claims against the Company and certain related parties alleging actual, compensatory and exemplary damages in excess of $200,000,000, based on purported breach of contract, fraud, breach of fiduciary duties, neglect, negligence and various misleading statements, omissions and misrepresentations. See Note 16. The Company believes that the allegations and claims are without merit and intends to defend the lawsuits and any future claims vigorously.

The Company’s share of certain items related to Hallwood Energy’s oil and gas producing activities is provided below (in thousands):

	As of or for the
	Years Ended December 31,
	(Unaudited)
	2008	2007

Capitalized costs	$19,100	$23,718

Costs incurred in connection with acquisition, exploration and development	$10,674	$39,467

Proved oil and gas reserve quantities Natural gas (in mcf)	4,369	1,408

Standardized measure of discounted future net cash flows	$5,138	$3,890

Results of operations
Natural gas revenues	$3,396	$1,012
Oil revenues	4	28
Gathering revenues	261	103
Natural gas production expense	(819)	(104)
Depletion expense	(1,769)	(3,418)

Results from producing activities	$1,073	$(2,379)

Information for the year ended December 31, 2009 is not available.

Note 7 — Loans Payable

Loans payable, all of which relate to Brookwood, at the balance sheet dates were as follows (in thousands):

	December 31,
	2009	2008

Working Capital Revolving Credit Facility, interest at Libor + 2.75% or Prime + 1.25% at December 2009; due January 2011	$6,450	$10,411
Equipment term loan; repaid April 2009	—	27

Total	6,450	10,438
Current portion	—	(27)

Noncurrent portion	$6,450	$10,411

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Working Capital Revolving Credit Facility.  The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $25,000,000 with Key Bank National Association (the ‘‘Working Capital Revolving Credit Facility”). In October 2009, Brookwood entered into an amendment to this facility to extend the term to January 31, 2011, with an increase in the interest rate, at Brookwood’s option, of Key Bank’s Base Rate, typically Prime Rate, + 1.25% or LIBOR + 2.75%. Previously, the facility had a maturity date of January 31, 2010 and an interest rate, at Brookwood’s option, of Prime, or LIBOR plus 1.25% − 1.75%. The facility’s various covenants were continued and include an additional covenant (discussed below). Borrowings are collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The interest rate was a blended rate of 3.32% and 2.30% at December 31, 2009 and 2008, respectively. The outstanding balance was $6,450,000 at December 31, 2009 and Brookwood had $18,429,000 of borrowing availability under this facility, which is net of a standby letter of credit for $121,000.

Equipment Term Loans.  Brookwood had a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank. In connection with the October 2009 renewal of the Working Capital Revolving Credit Facility, the revolving equipment credit facility was not renewed. In the three years ended December 31, 2009, interest rates for the equipment loans varied between 2.26% and 8.18%. The interest rate for the remaining equipment loan, which was repaid in April 2009, was 2.26% at December 31, 2008.

Loan Covenants.  The Working Capital Revolving Credit Facility provides for a maximum total debt to tangible net worth ratio of 1.50 and a covenant that Brookwood shall maintain a quarterly minimum net income of not less than one dollar. With the renewal of the facility, an additional covenant was added that provides for a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), for the trailing four quarters, ratio of not greater than 2.00 to be calculated on a quarterly basis, commencing December 31, 2009. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the Working Capital Revolving Credit Facility. As of December 31, 2009 and 2008 and for all interim periods during 2009, 2008 and 2007, Brookwood was in compliance with its principal loan covenants, although a waiver regarding a pro forma (inclusive of projected dividend) total debt to tangible net worth ratio for the 2007 third quarter was granted to allow a $1,500,000 dividend payment in November 2007 and an amendment to the Working Capital Revolving Credit Facility was entered into in June 2008 and to allow a $4,800,000 dividend payment in June 2008 and restrict calendar 2008 total dividends from Brookwood to the Company to $9,300,000.

Restricted Net Assets.  Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the Key Bank loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $48,821,000 and $32,754,000 at December 31, 2009 and 2008, respectively.

Schedule of Maturities.  Maturities of loans payable for the next five years and thereafter are presented below (in thousands):

Years Ending
December 31,	Amount

2010	$—
2011	6,450

Total	$6,450

Note 8 —	Redeemable Preferred Stock

The Company has outstanding 250,000 shares of redeemable preferred stock (the “Series B Preferred Stock”). The holders of Series B Preferred Stock were entitled to cash dividends for the first five years in an annual amount of $0.20 per share (total annual amount of $50,000), which were paid in each of the years beginning in 1996. No dividend was paid during the three years ended December 31, 2009. For the first five years, dividends were cumulative and the payment of cash dividends on any common stock was prohibited before the full payment of any

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued dividends. Beginning in 2001, dividends accrue and are payable only if and when declared by the Board of Directors. The Series B Preferred Stock has dividend and liquidation preferences to the Company’s common stock. The shares are subject to mandatory redemption on July 20, 2010, which is fifteen years from the date of issuance, at 100% of the liquidation preference of $4.00 per share plus all declared dividends that remain accrued and unpaid, and may be redeemed at any time on the same terms at the option of the Company. The holders of the shares of Series B Preferred Stock are not entitled to vote on matters brought before the Company’s stockholders, except as otherwise provided by law.

The Company’s board of directors adopted a resolution on March 9, 2010 providing for the redemption of the Series B Preferred Stock, at $4.00 per share, on or before July 20, 2010, the mandatory redemption date, in the total amount of $1,000,000 and authorizing the Company’s officers to enter into any agreements necessary to complete the redemption.

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

Treasury Stock.  During 2008, 4,500 shares of common stock were reissued out of treasury in connection with the exercise of stock options by one officer. The treasury stock account balance was reduced by the average cost per treasury share and totaled $69,000. During 2007, 9,750 shares of common stock were reissued out of treasury, in connection with the exercise of stock options by two officers and 4,522 common shares were purchased from the two officers. The treasury stock account balance was reduced by the average cost per treasury share and totaled $164,000.

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

On January 1, 2006, the Company adopted FASB ASC Topic 718 (formerly SFAS No. 123(R)) “Share-Based Payment” using a modified method of prospective application. Under FASB ASC Topic 718, all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award would generally be measured at fair value at the grant date. The Company granted no options in the three years ended December 31, 2009.

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

A summary of options granted and the changes therein for the 1995 Stock Option Plan during the three years ended December 31, 2009 are presented below:

	Years Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	—	—	4,500	$10.31	14,250	$14.77

Granted	—		—		—
Exercised	—	—	(4,500)	$10.31	(9,750)	$16.82

Forfeited	—		—		—
Reacquired	—		—		—

Outstanding, end of year	—	—	—	$—	4,500	$10.31

The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options). The intrinsic values of the options exercised during 2008 and 2007 were approximately $111,000 and $786,000, respectively. No options were exercised during 2009.

Note 10 —	Proposed and Subsequent Withdrawal of Plan of Liquidation

In June 2007, the Company received a proposal from Anthony J. Gumbiner, the Company’s chairman and chief executive officer and beneficial owner, through a corporation controlled by Mr. Gumbiner and members of his family, of approximately 66% of the outstanding common shares of the Company.

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

Note 11 —	Income Taxes

Following is a schedule of the income tax expense (benefit) (In thousands):

	Years Ended December 31,
	2009	2008	2007

Federal
Current	$5,377	$(116)	$(14,294)
Deferred	2,549	744	(2,998)

Sub-total	7,926	628	(17,292)
State
Current	1,144	759	610
Deferred	(429)	38	53

Sub-total	715	797	663
Foreign
Current	(280)	280	—

Total	$8,361	$1,705	$(16,629)

Reconciliations of the expected tax or (benefit) at the statutory tax rate to the recorded tax or (benefit) are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Expected tax expense (benefit) at the statutory tax rate	$8,895	$1,055	$(16,814)
State taxes	1,994	859	(1,545)
Increase (decrease) in deferred state tax asset valuation allowance	(1,680)	(320)	2,000
Permanent items	(546)	23	29
Foreign taxes	(182)	185	—
Other	(120)	(97)	(299)

Recorded tax or (benefit)	$8,361	$1,705	$(16,629)

The net deferred tax asset for the Company was $1,698,000 and $3,818,000 at December 31, 2009 and 2008, respectively. At December 31, 2009, the net deferred tax asset was comprised of $1,273,000 attributable to temporary differences (including $1,120,000 associated with the Company’s investment in Hallwood Energy) and $425,000 of state tax credits. At December 31, 2008, the deferred tax asset, was comprised of $550,000 attributable to temporary differences (including $365,000 associated with the Company’s investment in Hallwood Energy), $2,509,000 attributable to a federal net operating loss carryforward (“NOL”), and $759,000 of alternative minimum tax credits.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2009, it is anticipated that the Company will fully utilize its remaining federal net operating loss carryforward and alternative minimum tax credits when completing the Company’s 2009 federal income tax return and will report taxable income, principally attributable to operating income from Brookwood.

In 2008, the Company reported a taxable loss of $2,325,000 which resulted principally from operating income from Brookwood, offset by the flow-through of its partnership losses from its Hallwood Energy investment. Due to the taxable loss, the Company did not pay any federal income tax related to its 2008 operations.

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

The Company had a federal income tax payable of $814,000 at December 31, 2009 and net foreign and state taxes payable of $262,000 and $243,000 at December 31, 2009 and 2008, respectively.

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

At December 31, 2008, the Company had approximately $8,164,000 and $53,337,000 of net operating loss carryforwards for federal and state income tax purposes, respectively. The Company’s net operating loss carryforward for federal income tax purposes was approximately $786,000 greater than its net operating loss carryforward for financial reporting purposes due to the Company’s inability to realize excess tax benefits under FASB ASC Topic 718 until such benefits reduce income taxes payable. At December 31, 2008, the Company had approximately $759,000 of alterative minimum tax credit carryforwards for federal income tax purposes. The Company utilized its federal net operating loss carryforwards and alternative minimum tax credit carryforwards during 2009 including the additional $786,000 for financial reporting purposes. At December 31, 2009, the Company has $7,000 of temporary differences and $425,000 of tax credits for state income tax purposes. The tax credits principally relate to Texas and can be utilized over a period of 20 years at prescribed levels permitted by Texas.

Financial statement deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008, the Company believed that the majority of the deferred state tax assets, principally related to Arkansas and Louisiana, in the amount of $1,682,000 would not be realized, therefore the Company maintained a valuation allowance of $1,680,000 as of December 31, 2008. At December 31, 2009, the Company determined that the tax loss carryforwards related to Arkansas and Louisiana would never be realized and, accordingly, no deferred tax asset or related valuation allowance was reported for these carryforwards. In addition, the Company determined that, more likely than not, the deferred tax assets related to Texas would be realized. Accordingly, at December 31, 2009, the Company has not recorded a valuation allowance for its deferred tax assets.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A schedule of the types and amounts of existing temporary differences and NOL’s, at the blended statutory tax rate of 35% for 2009 and 34% for 2008, as of the balance sheet dates are as follows (in thousands):

	Deferred Tax Asset, Net
	December 31,		December 31,
	2009		2008
	Assets	Liabilities	Assets	Liabilities

Equity in earnings of unconsolidated affiliates	$1,120	$—	$412	$—
Reserves recorded for financial statement purposes and not for tax purposes	968	—	741	—
Tax credits — state	425	—	440	—
Other	28	—	119	—
Net operating loss carryforward — federal	—	—	2,509	—
Net operating loss carryforward — state	—	—	1,240	—
Tax credits — federal	—	—	759	—
Depreciation and amortization	—	843	—	722

Deferred tax assets and liabilities	2,541	$843	6,220	$722

Less: Deferred tax liabilities	(843)		(722)

	1,698		5,498
Less: Valuation allowance	—		(1,680)

Deferred tax asset, net	$1,698		$3,818

Note 12 —	Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

Supplemental schedule of non-cash investing and financing activities.

	Years Ended December 31,
	2009	2008	2007

Accrued capital expenditures in accounts payable and accrued expenses Amount at year end	$728	$308	$523

Accrued additional investment in Hallwood Energy not made in period	$—	$3,201	$5,000

Change in value of available — for— sale marketable securities	$—	$—	$(55)

Supplemental disclosures of cash payments.
Interest paid	$254	$699	$1,138

Income taxes paid (refunded)	$5,089	$(11,609)	$(5,523)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Computation of Income (Loss) Per Common Share

The following table reconciles weighted average shares outstanding from basic to diluted and reconciles net income (loss) used in the computation of income (loss) per share for the basic and diluted methods (in thousands):

	Years Ended December 31,
	2009	2008	2007

Weighted Average Shares Outstanding
Basic	1,525	1,521	1,519
Potential shares from assumed exercise of stock options	—	5	—
Potential repurchase of shares from stock options proceeds	—	(1)	—

Diluted	1,525	1,525	1,519

Net Income (Loss)
Basic and diluted	$17,055	$1,398	$(32,825)

Due to the loss for the year ended December 31, 2007, potential shares from assumed exercise of stock options of 4,500 shares were antidilutive. No shares were excluded from the calculation of diluted earnings per share.

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

Management has reviewed the carrying value of its loans payable in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Management has determined that the estimated fair value of the loans payable would be approximately $6,450,000 and $10,390,000 at December 31, 2009 and 2008, compared to the carrying value of $6,450,000 and $10,438,000, respectively.

The fair value information presented as of December 31, 2009 and 2008 is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

Note 15 —	Related Party Transactions

Hallwood Investments Limited.  The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000. The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

space and administrative services and for travel and related expenses to and from the Company’s corporate office and Brookwood’s facilities and health insurance premiums.

A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Years Ended December 31,
	2009	2008	2007

Consulting fees	$996	$996	$996
Office space and administrative services	240	301	182
Travel and other expenses	171	110	70

Total	$1,407	$1,407	$1,248

In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting. In the three years ended December 31, 2009, 2008 and 2007, Mr. Gumbiner received a consulting fee from only one affiliate, Hallwood Energy, of $ -0-, $150,000 and $200,000, respectively. In addition, Mr. Gumbiner held a profit interest only in Hallwood Energy in the three year period ended December 31, 2009. Mr. Gumbiner transferred this profit interest to HPI, the primary secured lender to Hallwood Energy, in June 2008 in connection with a loan restructuring by Hallwood Energy.

During the three years ended December 31, 2009, HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. The Company pays certain common general and administrative expenses and charges the companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the years ended December 31, 2009, 2008 and 2007, HIL reimbursed the Company $100,000, $110,000 and $155,000, respectively, for such expenses.

Hallwood Financial Limited.  As further discussed in Note 20, Hallwood Financial Limited (“Hallwood Financial”), a corporation controlled by Mr. Gumbiner and members of his family, announced on April 20, 2009 that it had advised the Board of Directors that it intended to make an offer to acquire all of the outstanding common stock of the Company not already beneficially owned by Hallwood Financial. On June 17, 2009, Hallwood Financial announced that it had determined that it would not proceed with the offer.

Investments in Hallwood Energy.  In April 2007, HIL and HPI committed to fund one-half of potential additional equity or subordinated debt funding calls totaling $55,000,000, or $27,500,000, by Hallwood Energy, to the extent other investors, including the Company, did not respond to a call. Hallwood Family BVI, L.P. (“HFBL”), a partnership affiliated with HIL and Mr. Gumbiner, funded $2,591,000 and $1,842,000 in June 2007 and September 2007, respectively, pursuant to such commitment, which represented the Company’s share of its full equity call allotment not subscribed to by the Company due to the fact that the Company did not have available sufficient cash. In addition, HFBL made further investments of $2,223,000 during 2007 pursuant to various equity calls from Hallwood Energy. In September 2007, the $55,000,000 commitment from HIL and HPI expired as a result of the receipt of sufficient contributions from various equity calls initiated by Hallwood Energy between April 2007 and August 2007.

In November 2007, HFBL committed to fund $7,500,000 of additional equity to Hallwood Energy no later than November 15, 2007. HFBL funded the full $7,500,000 in November under this agreement, with Hallwood Energy executing a promissory note bearing interest at 16% per annum. On January 2, 2008, as per the commitment agreement, the outstanding amount plus accrued interest was automatically converted into Hallwood Energy Class C limited partnership interest.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2008, HFBL loaned $5,000,000 to Hallwood Energy in connection with Hallwood Energy’s $30,000,000 First Convertible Note. Terms of the First Convertible Note agreement are discussed in Note 6. Prior to the confirmation of Hallwood Energy’s bankruptcy plan in October 2009, HFBL had invested a total of $19,156,000 in Hallwood Energy, of which $14,156,000 was in the form of Class C limited partnership interest and $5,000,000 of its First Convertible Note. Pursuant to Hallwood Energy’s confirmed plan of reorganization, the Class C partnership interest was extinguished and the convertible note is subordinated to recovery in favor of HPI.

Hallwood Energy.  Prior to July 31, 2009, Hallwood Energy shared common offices, facilities and certain staff in the Company’s Dallas office and Hallwood Energy was obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the years ended December 31, 2009 and 2008 and the 2007, Hallwood Energy reimbursed the Company $70,000, $415,000 and $297,000, respectively, for such expenses. Hallwood Energy completed its move from the office space by July 31, 2009 and no longer shares such expenses.

Note 16 —	Litigation, Contingencies and Commitments

Litigation.  From time to time, the Company, its subsidiaries, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions in which it or its affiliated entities participated. Although the Company does not believe that the results of any of these matters are likely to have a material adverse effect on its financial condition, results of operations or cash flows, it is possible that any of the matters could result in material liability to the Company. In addition, the Company has spent and will likely continue to spend significant amounts in professional fees in connection with these matters. The Company expenses professional fees associated with litigation matters as incurred.

On July 31, 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that the defendants infringed five United States patents pertaining to internally-coated webs: U.S. Patent No. 5,418,051; 5,856,245; 5,869,172; 6,071,602 and 6,129,978. On October 3, 2007, the U.S. District Court dismissed The Hallwood Group Incorporated from the lawsuit. Brookwood timely answered the lawsuit. Nextec sought leave of Court to add two additional patents to the lawsuit: U.S. Patent No. 5,954,902 and 6,289,841. The Court granted leave to Nextec, and Nextec filed its amended complaint on September 19, 2008. The Court conducted a hearing on February 17, 2010 to hear argument on motions for summary judgment filed by both parties on various issues and defenses. No ruling has yet been issued following the hearing. Brookwood intends to vigorously defend against these claims. Brookwood believes it possesses valid defenses, however due to the nature of litigation, the ultimate outcome of this case is indeterminable at this time.

In April 2009, a claim was filed against, but not served on, the Company, each of its directors and Hallwood Financial Limited in the state district court in Dallas County, Texas by a purported stockholder of the Company on behalf of the stockholders of the Company other than Hallwood Financial Limited. The plaintiff alleged that in connection with the announcement by Hallwood Financial Limited that it intended to commence an offer to acquire the remaining outstanding shares of the Company’s common stock not beneficially owned by Hallwood Financial Limited, each of the directors breached their fiduciary duties to the minority stockholders, and that the Company and Hallwood Financial Limited aided and abetted that breach. The plaintiff also sought to enjoin the proposed offer. The case is styled as Gottlieb v. The Hallwood Group, Inc., et al, No. 9-05042, 134th Judicial District, Dallas County, Texas. The Company believes the claim is without merit. On June 17, 2009, Hallwood Financial Limited announced that it had determined that it would not proceed with the offer.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 16, 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. In addition, Hallwood Energy’s convertible notes, including those held by the Company, are subordinated to recovery in favor of HPI. As a result of these developments, the Company does not anticipate that it will recover any of its investments in Hallwood Energy. The carrying value of the Company’s investment in Hallwood Energy has been reflected as zero since December 31, 2007.

The confirmed plan of reorganization in the Hallwood Energy bankruptcy proceeding also provides that a creditors’ trust created by the plan will pursue various claims against the Company, its officers, directors and affiliates and Hallwood Energy’s officers and directors, including claims assigned to the creditors’ trust by HPI.

In connection with an Acquisition and Farmout Agreement entered into between Hallwood Energy and FEI, in June 2008, the Company and Hallwood Energy entered into an Equity Support Agreement dated June 9, 2008, under which the Company agreed, under certain conditions, to contribute to Hallwood Energy up to $12,500,000, in consideration for which the Company would receive equity or debt securities of Hallwood Energy. As of February 25, 2009 the Company had contributed $9,300,000 to Hallwood Energy pursuant to the Equity Support Agreement. On that date, Hallwood Energy demanded that the Company fund the additional $3,200,000, which the Company has not done. On March 30, 2009, Hallwood Energy filed an adversary proceeding against the Company seeking a judgment for the additional $3,200,000. The case was originally styled Hallwood Energy, L.P. v. The Hallwood Group Incorporated, Adversary No. 09-03082, and is pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division.

HPI and FEI intervened in the lawsuit and filed their respective complaints in intervention. Among the arguments advanced in the complaints in intervention is that the Company’s failure to fund $3,200,000 under the Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000. In their most recent amended complaint, HPI and the trustee for the creditors’ trust contend that the additional damage is at least $20,000,000 because they allege that the failure of the Company to fund the $3,200,000 caused FEI to not fund $20,000,000 due under the Farmout Agreement between Hallwood Energy and FEI. HPI and the trustee also assert that the Company is liable for exemplary damages of $100,000,000 on account of its failure to fund the last $3,200,000 under the Equity Support Agreement. Finally, in the second amended complaint, HPI and the trustee had named as additional defendants Hallwood Family (BVI) L.P., Hallwood Investments Limited, Hallwood Company Limited, the Hallwood Trust, Hallwood Financial Limited and Brookwood Companies Incorporated contending that the additional defendants are liable to the plaintiffs under the remedy of substantive consolidation. FEI’s complaint in intervention claims that it was denied the benefit of its bargain promised in the Farmout Agreement and alleges consequential damages in excess of the $3,200,000. In light of the new theories advanced in HPI and the trustee’s second amended complaint, the adversary proceeding is now styled as Ray Balestri, Trustee of the Hallwood Energy I Creditors’ Trust, as successor in interest to Hallwood Energy, L.P., Plaintiffs and FEI Shale L.P. and Hall Phoenix/Inwood LTD., Plaintiffs in Intervention vs. The Hallwood Group Incorporated; Hallwood Family (BVI) L.P.; Hallwood Investments Limited; Hallwood Company Limited; The Hallwood Trust; Hallwood Financial Limited; and Brookwood Companies Incorporated, Defendants; Adversary No. 09-03082-SGJ.

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

Claim Filed by Company with Insurance Carrier for Directors’ and Officers’ Liability Insurance Policy.  The Company has incurred significant legal fees in connection with these actions. The Company has filed a claim with the carrier for a directors’ and officers’ liability insurance policy maintained by the Company. The Company’s insurance carrier has indicated that it will reimburse the Company pursuant to the terms of its directors’ and officers’ liability insurance policy for a portion of these expenses, subject to a reservation of rights, but the Company has not yet received any reimbursement and the extent of any reimbursement is uncertain.

Environmental Contingencies.  A number of jurisdictions in which the Company or its subsidiaries operate have adopted laws and regulations relating to environmental matters. Such laws and regulations may require the Company to secure governmental permits and approvals and undertake measures to comply therewith. Compliance with the requirements imposed may be time-consuming and costly. While environmental considerations, by themselves, have not significantly affected the Company’s or its subsidiaries’ business to date, it is possible that such considerations may have a significant and adverse impact in the future. The Company and its subsidiaries actively monitor their environmental compliance and while certain matters currently exist, management is not aware of any compliance issues which will significantly impact the financial position, operations or cash flows of the Company or its subsidiaries.

In August 2005, the Rhode Island Department of Health (“RIDOH”) issued a compliance order to Kenyon, alleging that Kenyon is a non-community water system and ordering Kenyon to comply with the RIDOH program for public water supply systems. Kenyon contested the compliance order and an administrative hearing was held in November 2005. No decision was ever rendered by RIDOH. However, by letter dated July 23, 2008, the United States Environmental Protection Agency (“EPA”) advised Kenyon that it is the EPA’s position that the Kenyon facility is a “Public Water System” and subject to regulation under the “Safe Drinking Water Act”. As a result in January 2009, Kenyon entered into a Consent Order with RIDOH agreeing to apply for a public water license and submit plans to comply with the aforementioned regulations. Conformance with the Consent Order will require the Company to revamp Kenyon’s water supply system at an anticipated minimum cost of $100,000.

In June 2007, the Rhode Island Department of Environmental Management (“RIDEM “) issued a Notice of Alleged Violation (“NOV”) to Kenyon, alleging that Kenyon violated certain provisions of its wastewater discharge permit and seeking an administrative penalty of $79,000. Kenyon filed an Answer and Request for Hearing in which it disputed certain allegations in the NOV and the amount of the penalty. An informal meeting was held with RIDEM in August 2007. Following settlement negotiations, a Consent Agreement was executed in June 2008. The Consent Agreement required the Company to pay a $5,000 fine and perform two Supplemental Environmental Projects (“SEPs”) at a cost of approximately $161,000. As of March 2009, one SEP had been completed. The Company is presently awaiting RIDEM approval of the engineering plans for the second SEP. Once the approval is received, the second SEP will be performed. The Company anticipates that the second SEP will be completed during 2010.

Other Contingencies.  In May 2009, one of Brookwood’s suppliers advised Brookwood that shipments to Brookwood during the period from September 2008 to April 2009 of a quantity of greige fabric from the supplier incorporated fiber in some yarn from their vendor that was not of domestic origin. The fabric in question was ordered to fill contracts in support of the United States military, was required to be domestic and is subject to the preference for domestic source required flow down provisions of the Department of Defense Supplement to the Federal Acquisition Regulations implementing the provisions of 10 USC 2533a. Brookwood’s suppliers have advised that the greige fabric containing the non-compliant yarn was supplied inadvertently to Brookwood in limited quantity. Brookwood has determined that this yarn affects two of their greige products. Brookwood has advised its affected customers and the United States military of this circumstance. Brookwood has resolved the issue with respect to one of the products and is in the process of structuring resolution of the second product and believes it is likely to have resolution in 2010. It has not had and the Company does not believe resolution of the

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issue will have a material adverse effect on its financial condition, results of operations or cash flows. The trade receivable balance at December 31, 2009 includes $4,935,000 related to this issue.

Commitments.  Total lease expense for noncancelable operating leases was $1,227,000, $1,168,000 and $1,135,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company leases certain buildings and equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. The Company shares certain executive office facilities with HIL and certain of its affiliates and Hallwood Energy (until July 2009) and pays a proportionate share of the lease expense.

At December 31, 2009 aggregate minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more than one year, were as follows (in thousands):

Years Ending
December 31,	Amount

2010	$918
2011	602
2012	519
2013	364
2014	364
Thereafter	576

Total	$3,343

Employment Contracts.  The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood.  In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($13,956,000 at December 31, 2009). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction is completed in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.

Note 17 —	Segment and Related Information

The Company operates as a holding company, and until the Hallwood Energy bankruptcy reorganization in 2009, operated in two reportable segments; textile products and energy. Both segments had different management teams and infrastructures that engaged in different businesses and offered different services. Following the bankruptcy, the principal remaining business is in the textile products industry. See Notes 5 and 6.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents the Company’s reportable amounts by business segment, as of and for the three years ended December 31, 2009 (in thousands):

	Textile
	Products	Energy	Other	Consolidated

Year Ended December 31, 2009
Total revenue from external sources	$179,554			$179,554

Operating income (loss)	$32,323		$(6,691)	$25,632

Other income (loss), net	$(252)	$—	$36	(216)

Income before income taxes				$25,416

Identifiable assets, December 31, 2009	$78,650			$78,650
Cash allocable to segment	1,330		$6,508	7,838

Segment assets	$79,980			86,488

Corporate assets			$1,952	1,952

Total assets, December 31, 2009				$88,440

Depreciation and amortization	$2,293		$32	$2,325

Capital expenditures/acquisitions	$3,297		$33	$3,330

Year Ended December 31, 2008
Total revenue from external sources	$162,237			$162,237

Operating income (loss)	$21,300		$(5,533)	$15,767

Other income (loss), net	$(688)	$(12,120)	$144	(12,664)

Income before income taxes				$3,103

Identifiable assets, December 31, 2008	$59,249			$59,249
Cash allocable to segment	1,121		$4,895	6,016

Segment assets	$60,370			65,265

Corporate assets			$4,130	4,130

Total assets, December 31, 2008				$69,395

Depreciation and amortization	$2,257		$34	$2,291

Capital expenditures/acquisitions	$3,196		$11	$3,207

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Textile
	Products	Energy	Other	Consolidated

Year Ended December 31, 2007
Total revenue from external sources	$132,497			$132,497

Operating income (loss)	$12,464		$(5,214)	$7,250

Other income (loss), net	$(1,145)	$(55,865)	$306	(56,704)

Loss before income taxes				$(49,454)

Identifiable assets, December 31, 2007	$66,197			$66,197
Cash allocable to segment	178		$7,082	7,260

Segment assets	$66,375			73,457

Corporate assets			$17,288	17,288

Total assets, December 31, 2007				$90,745

Depreciation and amortization	$2,098		$31	$2,129

Capital expenditures/acquisitions	$2,306		$52	$2,358

Note 18 —	Employee Benefit Retirement Plans

The Company maintains a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The plan provides that (i) eligible employees may contribute up to 15% of their compensation to the plan; (ii) the Company’s matching contribution is discretionary, to be determined annually by the Company’s Board of Directors; and (iii) excludes highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits. Amounts contributed by employees are 100% vested and non-forfeitable. The Company’s matching contributions, which were 50% of its employees’ contributions up to the first 6% contributed, for each of the three years ended December 31, 2009, vest at a rate of 20% per year of service and become fully vested after five years. Brookwood has a separate 401(k) plan for its non-union employees, which is similar to the Company’s plan. Aggregate contributions to the plans for the years ended December 31, 2009, 2008 and 2007, respectively, were $300,000, $291,000 and $274,000, respectively.

Brookwood’s union employees belong to a pension fund maintained by their union. The Company currently contributes $120 per month effective March 2010 ($117 per month prior to March 2010, $114 per month prior to March 2009, $111 per month prior to March 2008 and $108 per month prior to March 2007), per employee to the fund. Total contributions for the years ended December 31, 2009, 2008 and 2007 were $341,000, $334,000 and $310,000, respectively.

Note 19 —	Cash Dividends

On December 4, 2008, the Company announced a cash dividend (treated as a distribution for federal income tax purposes) in the amount of $7.89 per share, totaling approximately $12,034,000. The dividend was paid on December 29, 2008 to stockholders of record as of December 15, 2008.

The Company made the dividend in 2008 because of the favorable tax treatment the Company believed the dividend would receive by being made during 2008. As a result of the losses incurred in its investment in Hallwood Energy, the Company did not have accumulated earnings and profits, and did not have current earnings and profits during 2008, for federal income tax purposes. Therefore, the Company believes that generally for federal income

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax purposes, each stockholder is able to treat the dividend as a return of capital, rather than a taxable dividend, to the extent of the stockholder’s basis in the common stock.

For financial accounting purposes, payment of the dividend was recorded as a reduction in retained earnings to the extent of the Company’s current and prior earnings in the amount of $6,951,000. The remaining portion of the dividend in the amount of $5,083,000 was recorded as a reduction in additional paid-in capital.

Note 20 —	Announcement and Subsequent Withdrawal of Offer to Acquire All Outstanding Publicly Held Common Shares of Company by Chairman and Principal Stockholder

On April 20, 2009, Hallwood Financial Limited (“Hallwood Financial”), a corporation affiliated with Mr. Anthony J. Gumbiner, a director, Chairman of the Board of Directors and Chief Executive Officer of the Company, which currently owns approximately 66% of the outstanding common stock of the Company, announced that it had advised the Board of Directors of the Company that it intended to make an offer to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by Hallwood Financial (approximately 523,591 shares). In its announcement, Hallwood Financial indicated that it intended to offer $12.00 per share in cash for each share of common stock not already owned by Hallwood Financial.

On June 17, 2009, Hallwood Financial announced that it had determined that it would not proceed with the offer.

Note 21 —	Subsequent Events

In completing the consolidated financial statements and related notes thereto for the year ended December 31, 2009, the Company considered one subsequent event:

•	On March 9, 2010, the Company’s board of directors adopted a resolution providing for the redemption of the Series B Preferred Stock, at $4.00 per share, on or before July 20, 2010, the mandatory redemption date, in the total amount of $1,000,000.

Note 22 —	Summary of Quarterly Financial Information (Unaudited)

Results of operations by quarter for the years ended December 31, 2009 and 2008 are summarized below (in thousands, except per share amounts):

	Year Ended December 31, 2009
	March 31	June 30	September 30	December 31

Operating revenues	$39,667	$44,317	$44,182	$51,388
Other income (loss)	(61)	(49)	(28)	(78)
Gross profit	10,264	12,214	12,366	15,898
Income (loss) before income taxes	4,719	5,782	6,217	8,698
Net income (loss)	2,954	3,569	4,068	6,464
Per share data:
Net income (loss)
Basic	1.94	2.34	2.67	4.24
Diluted	1.94	2.34	2.67	4.24

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
	March 31	June 30	September 30	December 31

Operating revenues	$43,987	$47,134	$35,568	$35,548
Other income (loss)	(3,190)	(9,316)	(109)	(49)
Gross profit	11,435	13,167	7,853	5,987
Income (loss) before income taxes	3,032	(1,702)	1,784	(11)
Net income (loss)	1,566	(1,330)	1,255	(93)
Per share data:
Net income (loss)
Basic	1.03	(0.87)	0.83	(0.06)
Diluted	1.03	(0.87)	0.82	(0.06)

Year ended December 31, 2009.  On October 16, 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. In addition, Hallwood Energy’s convertible notes, including those held by the Company, have been subordinated to recovery in favor of HPI. As a result of these developments, the Company does not anticipate that it will recover any of its investments in Hallwood Energy.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(In thousands)

	December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$6,504	$4,891
Tax receivable from subsidiary	4,108	1,375
Deferred income tax, net	970	3,097
Receivables and other current assets	109	176

	11,691	9,539
Noncurrent Assets
Investments in subsidiaries	48,874	32,807
Deferred income tax, net	721	718
Other noncurrent assets	102	89
Investments in Hallwood Energy, net	—	—

	49,697	33,614

Total Assets	$61,388	$43,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Payable — contingent additional investment in Hallwood Energy	$3,201	$3,201
Redeemable preferred stock	1,000	—
Income taxes payable	899	262
Accounts payable and accrued expenses	697	429

	5,797	3,892
Noncurrent Liabilities
Redeemable preferred stock	—	1,000

Total Liabilities	5,797	4,892
Stockholders’ Equity
Common stock	240	240
Additional paid-in capital	51,700	51,425
Retained earnings	17,055	—
Treasury stock, at cost	(13,404)	(13,404)

Total Stockholders’ Equity	55,591	38,261

Total Liabilities and Stockholders’ Equity	$61,388	$43,153

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I — (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2009	2008	2007

Revenues	$—	$—	$—
Expenses	6,683	5,524	5,206

Operating Loss	(6,683)	(5,524)	(5,206)

Other Income (Loss)
Equity in net income of subsidiaries	20,559	12,866	7,067
Interest and other income	36	143	307
Investments in Hallwood Energy
Equity loss	—	(12,120)	(55,957)
Interest income	—	—	92
Interest expense	—	—	(1)

	20,595	889	(48,492)

Income (loss) before income taxes	13,912	(4,635)	(53,698)
Income tax expense (benefit)	(3,143)	(6,033)	(20,873)

Net Income (Loss)	$17,055	$1,398	$(32,825)

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I — (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2009	2008	2007

Net Income (Loss)	$17,055	$1,398	$(32,825)
Other Comprehensive Income (Loss)
Unrealized increase in fair value of marketable securities	—	—	(55)

Comprehensive Income (Loss)	$17,055	$1,398	$(32,880)

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I — (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,621	$23,689	$8,789

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Hallwood Energy	—	(13,920)	(11,093)
Return of (additional) investment in subsidiaries	(8)	(11)	(7)

Net cash (used in) provided by investing activities	(8)	(13,931)	(11,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends on common stock	—	(12,034)	—
Proceeds from exercise of stock options	—	46	165
Purchase of common stock for treasury	—	—	(439)
Excess tax benefits from share-based payment arrangement	—	39	—

Net cash (used in) financing activities	—	(11,949)	(274)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,613	(2,191)	(2,585)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,891	7,082	9,667

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,504	$4,891	$7,082

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

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
(In thousands)

Supplemental schedule of non-cash investing and financing activities.  The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

	Years Ended December 31,
Description	2009	2008	2007

Additional investment in Hallwood Energy	$—	$3,201	$5,000

Increase in value of available-for-sale marketable securities	$—	$—	$(55)

Supplemental disclosures of cash payments.
Income taxes paid (refunded)	$4,266	$(12,281)	$(5,780)

Interest paid	$—	$—	$—

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I — (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Schedule I, Condensed Financial Information of Registrant, is to be included in Securities and Exchange Commission (“SEC”) filings when restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets at the end of the latest fiscal year. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with loan covenants in Brookwood’s Working Capital Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $48,821,000 at December 31, 2009 and exceed 25% of the Company’s consolidated net assets.

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

Note 2 — Dividends From Subsidiary

The Company received dividends from its Brookwood subsidiary of $4,500,000, $9,300,000 and $6,000,000 in 2009, 2008 and 2007, respectively. The Company also received a dividend payment of $1,000,000 in March 2010.

Note 3 — Litigation, Contingencies and Commitments

See Note 16 to the consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

		Charged to	Charged
	Balance,	(Recovery of)	(Recovery)		Balance,
	Beginning	Costs and	to Other		End of
	of Year	Expenses	Accounts	Deductions	Year

Textile Products
Allowance for losses — accounts receivable
Year ended December 31, 2009	$59	$104	$—	$(8)	$155
Year ended December 31, 2008	52	65	—	(58)	59
Year ended December 31, 2007	72	(5)	—	(15)	52
Obsolescence reserve — inventories
Year ended December 31, 2009	$1,071	$313	$—	$—	$1,384
Year ended December 31, 2008	749	322	—	—	1,071
Year ended December 31, 2007	857	(108)	—	—	749
Reserve for dilution — due from factors
Year ended December 31, 2009	$149	$87	$—	$—	$236
Year ended December 31, 2008	90	59	—	—	149
Year ended December 31, 2007	62	28	—	—	90
Deferred Tax Asset
Valuation allowance
Year ended December 31, 2009	$1,680	$—	$(425)	$(1,255)	$—
Year ended December 31, 2008	2,000	—	(320)	—	1,680
Year ended December 31, 2007	—	—	2,000	—	2,000

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
Number	Description

21	Active subsidiaries of the Registrant as of February 28, 2010
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002