Form 10-K/A
period 2009-12-31
Hallwood Group Inc
filed 2010-04-08
CIK 355766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1
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
214-528-5588
(Registrant’s telephone number, including area code)
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
EXPLANATORY NOTE
     This Form 10-K/A amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 is being filed to amend certain disclosures in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” related to sources and uses of cash reported in the section entitled “Liquidity and Capital Resources”, which were reported incorrectly due to a clerical error.
     All other information in the Form 10-K, including the financial statements, is unchanged from the original filing. This filing amends only the disclosures related to the sources and uses of cash in the section entitled “Liquidity and Capital Resources” and does not otherwise update disclosures in the Form 10-K as originally filed and does not reflect events occurring after the original filing of the Form 10-K.
     Provided below are the disclosures related to the sources and uses of cash as originally reported and as amended:
     As Originally Reported
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
     As Amended
     General. The Company, through its Brookwood subsidiary, principally operates in the textile products segment and, until Hallwood Energy’s bankruptcy reorganization, the energy business segment. The Company’s cash position increased by $1,822,000 during 2009 to $7,838,000 as of December 31, 2009. The principal source of cash in 2009 was $8,637,000 provided by operations. The principal uses of cash in 2009 were $3,102,000 for investments in property, plant and equipment, principally at Brookwood, and $3,988,000 for net repayment of the revolving credit facility and bank borrowings.
     The financial statements and related footnotes in the originally filed Form 10-K are not included with this Form 10-K/A as they are unchanged. Disclosures in the first paragraph of Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources are effected by the changes in the disclosures.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
FORM 10-K/A

ITEM NO.		PAGE

PART II

7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

PART IV

	Signature Page	21
	Index to Exhibits	22
EX-31.1
EX-31.2
EX-32.1

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
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
     The income tax expense for 2008 was principally due to the operating income from Brookwood, partially offset by the equity loss from the investment in Hallwood Energy and corporate administrative expenses. The income tax benefit for 2007 was principally due to the equity loss from the investment in Hallwood Energy. The statutory federal tax rate in 2009, 2008 and 2007 was 35%, 34% and 34%, respectively, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
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
Liquidity and Capital Resources
     General. The Company, through its Brookwood subsidiary, principally operates in the textile products segment and, until Hallwood Energy’s bankruptcy reorganization, the energy business segment. The Company’s cash position increased by $1,822,000 during 2009 to $7,838,000 as of December 31, 2009. The principal source of cash in 2009 was $8,637,000 provided by operations. The principal uses of cash in 2009 were $3,102,000 for investments in property, plant and equipment, principally at Brookwood, and $3,988,000 for net repayment of the revolving credit facility and bank borrowings.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
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

THE HALLWOOD GROUP INCORPORATED
Dated: April 8, 2010	By:	/s/ Richard Kelley
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