Form 10-Q
period 2010-03-31
Hallwood Group Inc
filed 2010-05-14
CIK 355766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $0.10 par value per share	1,525,166 shares

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$9,016	$7,838
Accounts receivable, net
Factors	26,638	26,375
Trade and other	12,226	11,800
Related parties	26	35
Inventories, net	26,113	23,592
Deferred income tax, net	970	970
Prepaids, deposits and other assets	607	612

	75,596	71,222

Noncurrent Assets
Property, plant and equipment, net	16,282	16,342
Deferred income tax, net	728	728
Other assets	146	148
Investments in Hallwood Energy, net	—	—

	17,156	17,218

Total Assets	$92,752	$88,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$14,627	$14,477
Current portion of loans payable	5,432	—
Accrued expenses and other current liabilities	5,213	6,645
Payable – contingent additional investment in Hallwood Energy	3,201	3,201
Income taxes payable	2,438	1,076
Redeemable preferred stock	1,000	1,000

	31,911	26,399

Noncurrent Liabilities
Long term portion of loans payable	—	6,450

Total Liabilities	31,911	32,849

Contingencies and Commitments (Note 12)

Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods; outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	22,305	17,055
Treasury stock, 870,939 shares in both periods, at cost	(13,404)	(13,404)

Total Stockholders’ Equity	60,841	55,591

Total Liabilities and Stockholders’ Equity	$92,752	$88,440

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues
Textile products sales	$47,150	$39,667

Expenses
Textile products cost of sales	32,673	29,403
Administrative and selling expenses	6,296	5,484

	38,969	34,887

Operating income	8,181	4,780

Other Income (Loss)
Interest expense	(61)	(72)
Interest and other income	1	11

	(60)	(61)

Income before income taxes	8,121	4,719
Income tax expense	2,871	1,765

Net Income	$5,250	$2,954

Net Income Per Common Share
Basic	$3.44	$1.94

Diluted	$3.44	$1.94

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net Income	$5,250	$2,954

Other Comprehensive Income (Loss)
None	—	—

Comprehensive Income	$5,250	$2,954

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity
Balance, January 1, 2010	2,396	$240	$51,700	$17,055	871	$(13,404)	$55,591

Net income				5,250			5,250

Balance, March 31, 2010	2,396	$240	$51,700	$22,305	871	$(13,404)	$60,841

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,250	$2,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	578	593
Provision for obsolete inventory	(13)	8
Deferred tax expense	—	1,522
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(680)	(3,899)
Increase (decrease) in accounts payable	340	1,858
Increase (decrease) in accrued expenses and other current liabilities	(1,271)	(894)
(Increase) decrease in inventories	(2,508)	767
Net change in other assets and liabilities	7	181
Increase (decrease) in income taxes receivable/payable	1,362	(2)

Net cash provided by operating activities	3,065	3,088

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property, plant and equipment, net	(869)	(429)

Net cash used in investing activities	(869)	(429)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	4,948	8,890
Repayments of revolving credit facility	(5,966)	(8,801)
Repayment of other bank borrowings and loans payable	—	(20)

Net cash provided by (used in) financing activities	(1,018)	69

INCREASE IN CASH AND CASH EQUIVALENTS	1,178	2,728

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,838	6,016

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,016	$8,744

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2010 and 2009
(unaudited)
Note 1 — Interim Condensed Consolidated Financial Statements, Organization and New Accounting Pronouncements
     Interim Condensed Consolidated Financial Statements. The interim condensed consolidated financial statements of The Hallwood Group Incorporated and its subsidiaries (the “Company”) (NYSE Amex: HWG), a Delaware Corporation, have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Although condensed, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2009.
     Organization. The Company operates as a holding company. The principal remaining business is in the textile products industry, following the bankruptcy reorganization of its former Hallwood Energy L.P. affiliate in 2009.
     Textile Products. Textile products operations are conducted through the Company’s wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood has two subsidiaries at March 31, 2010:
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
     Energy. The Company’s investment in the energy segment was conducted through Hallwood Energy, L.P. (“Hallwood Energy”). Hallwood Energy was a privately held independent oil and gas limited partnership and operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. The Company accounted for the investment in Hallwood Energy using the equity method of accounting, recording its pro rata share of Hallwood Energy’s net income (loss), partners’ capital transactions and comprehensive income (loss). As further discussed in Note 4, Hallwood Energy filed for bankruptcy in March 2009. In connection with the confirmation of Hallwood Energy’s bankruptcy in October 2009, the Company’s ownership interest in Hallwood Energy was extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting.
     Consolidation Policy. The Company’s Brookwood subsidiary operates on a 5-4-4 accounting cycle with its months always ending on a Saturday for accounting purposes, while the parent company, The Hallwood Group Incorporated, operates on a traditional fiscal month accounting cycle. For purposes of the year-end financial statements the Brookwood cycle always ends on December 31, however, quarterly interim financial statements may not correspond to the fiscal quarter-end. The Company’s condensed consolidated financial statements as of March 31, 2010 and 2009 include Brookwood’s operations through March 27, 2010 and March 28, 2009, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2010 and 2009
(unaudited)
     Estimated operating results of Brookwood for the intervening periods to March 31, 2010 and 2009, respectively, are provided below (in thousands):

	Amounts in Intervening Periods
	Three Months Ended March 31,
	2010	2009
	(three business days)	(two business days)
Textile products sales	$1,064	$1,398
Textile products costs of sales	836	1,133
Administrative and selling expenses	297	221
     Condensed Consolidated Statements of Cash Flows. The Company has corrected the presentation of borrowings and repayments on its revolving credit facility for 2009 within the condensed consolidated statements of cash flows. Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with FASB ASC Topic 230, Statement of Cash Flows (formerly SFAS No. 95, Statement of Cash Flows). The correction had no effect on net cash used in financing activities.
     New Accounting Pronouncements. In June 2009, the FASB issued FASB ASC Topic 860 (formerly SFAS No. 166) “Accounting for Transfers of Financial Assets” — an amendment of FASB Statement No. 140,” that relates to accounting for transfers of financial assets. FASB ASC Topic 860 improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities. FASB ASC Topic 860 is effective for interim and annual reporting periods that begin after November 15, 2009. FASB ASC Topic 860 must be applied to transfers occurring on or after the effective date. The adoption of FASB ASC Topic 860 did not have a material impact on the Company’s financial statements.
Note 2—Inventories
     All inventories relate to Brookwood. Inventories as of the balance sheet dates were as follows (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$5,880	$5,839
Work in progress	8,710	8,703
Finished goods	12,894	10,434

	27,484	24,976
Less: Obsolescence reserve	(1,371)	(1,384)

Total	$26,113	$23,592

Note 3 — Operations of Brookwood Companies Incorporated
     Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval.
     Brookwood continues to monitor its factors and the effect the current economic conditions may have upon their ability to fulfill their obligations to Brookwood in a timely manner. As of May 14, 2010, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.
     Trade receivables were $11,869,000 and $11,427,000 at March 31, 2010 and December 31, 2009, which were net of an allowance for doubtful accounts of $120,000 and $155,000, respectively. The trade receivable balance at March 31, 2010 and

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2010 and 2009
(unaudited)
December 31, 2009 includes $4,935,000 related to fabric sold in two products to a Brookwood customer that supplies the U.S. military for which payment has been delayed due to a pending compliance issue (see also Note 12). Brookwood has resolved the issue with respect to one of the products and is in the process of structuring resolution of the second product and believes it is likely to have resolution in 2010. It has not had and the Company does not believe it will have a material adverse effect on its financial condition, results of operations or cash flows.
     Sales Concentration. Brookwood has several customers who accounted for more than 10% of Brookwood’s sales in the 2010 and 2009 periods. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during both the 2010 and 2009 periods. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $19,177,000 in the 2010 first quarter, compared to $11,874,000 in the 2009 first quarter, which represented 40.7% and 29.9% of Brookwood’s sales, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2010 and 2009. Brookwood’s relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $5,630,000, in the 2010 first quarter, compared to $6,671,000 in the 2009 first quarter, which represented 11.9% and 16.8% of Brookwood’s sales, respectively.
     Military sales accounted for $34,657,000 and $28,394,000 in the 2010 and 2009 first quarters, which represented 73.5% and 71.6% of Brookwood’s sales, respectively.
     Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At March 31, 2010, cumulative dividends in arrears on the preferred stock amounted to approximately $456,000.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($13,956,000 at March 31, 2010). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2010 and 2009
(unaudited)
Note 4 — Investments in Hallwood Energy, L.P.
     Investments in Hallwood Energy as of the balance sheet dates were as follows (in thousands):

	As of March 31, 2010			Amount at
	Percent			which carried at
	of Class			March 31,	December 31,
Description	Owned		Cost	2010	2009
- Class A limited partner interest	—	(a)	$50,384	$—	$—
- Class C limited partner interest	—	(a)	11,084	—	—
- General partner interest	—	(a)	13	—	—
- First Convertible Note	17	%(b)	5,000	—	—
- Second Convertible Note
Cash investment	96	%(b)	9,300	—	—
Less: portion invested by third parties			(380)	—	—
Contingent commitment to invest additional funds			3,200	—	—

			$78,601	$—	$—

(a)	ownership interests extinguished in confirmed plan of reorganization

(b)	subordinated to recovery in favor of HPI in confirmed plan of reorganization
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
     Bankruptcy Reorganization by Hallwood Energy. On March 1, 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. On October 16, 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. In addition, Hallwood Energy’s convertible notes, including those held by the Company, are subordinated to recovery in favor of Hall Phoenix/Inwood, Ltd. (“HPI”), the secured lender to Hallwood Energy. As a result of these developments, the Company does not anticipate that it will recover any of its investments in Hallwood Energy. The carrying value of the Company’s investment in Hallwood Energy has been reflected as zero since December 31, 2007. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets.
     Contingent Commitment to Invest Additional Funds. In connection with the then ongoing efforts to complete the Talisman Energy Transaction, the Company loaned Hallwood Energy $2,961,000 in May 2008. Concurrent with the completion of the Talisman Energy Transaction in June 2008, the Company entered into an equity support agreement (the “Equity Support Agreement”) with Hallwood Energy under which the Company committed under certain conditions to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The Company contributed $2,039,000 at the completion date (for a total amount of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances, all of which were issued under the terms of Hallwood Energy’s Second Convertible Note. The Company loaned $4,300,000 to Hallwood Energy during September 2008 pursuant to the Equity Support Agreement.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2010 and 2009
(unaudited)
     An obligation and related additional equity loss were recorded in 2008 to the extent of the Company’s contingent commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in accordance with generally accepted accounting principles. Subject to certain defenses raised by the Company, the remaining commitment amount under the Equity Support Agreement was $3,201,000 at March 31, 2010 and an adversary proceeding is pending against the Company demanding that the Company fund the additional $3,201,000.
     Litigation. In connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties have filed lawsuits and threatened to assert additional claims against the Company and certain related parties alleging actual, compensatory and exemplary damages in excess of $200,000,000, based on purported breach of contract, fraud, breach of fiduciary duties, neglect, negligence and various misleading statements, omissions and misrepresentations. See Note 12. The Company believes that the allegations and claims are without merit and intends to defend the lawsuits and any future claims vigorously.
     Other. For further information on Hallwood Energy’s activities, including its bankruptcy reorganization, refer to the Company’s 2009 Form 10-K.
Note 5 — Loans Payable
     Loans payable at the balance sheet dates were as follows (in thousands):

	March 31,	December 31,
	2010	2009
Working capital revolving credit facility, interest at Libor 2.75% or Prime + 1.25%; due January 2011	$5,432	$6,450

Current portion	(5,432)	—

Noncurrent portion	$—	$6,450

     Working Capital Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $25,000,000 with Key Bank National Association (the “Working Capital Revolving Credit Facility”). In October 2009, Brookwood entered into an amendment to this facility to extend the term to January 31, 2011, with an increase in the interest rate, at Brookwood’s option, of Key Bank’s Base Rate, typically Prime Rate, + 1.25% or LIBOR + 2.75%. Previously, the facility had a maturity date of January 31, 2010 and an interest rate, at Brookwood’s option, of Prime, or LIBOR plus 1.25% — 1.75%. Borrowings are collateralized by all accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The interest rate was a blended rate of 3.67% and 3.32% at March 31, 2010 and December 31, 2009, respectively. The outstanding balance was $5,432,000 at March 31, 2010 and Brookwood had $19,447,000 of borrowing availability under this facility, which is net of a standby letter of credit of $121,000.
     At March 31, 2010, the Working Capital Revolving Credit Facility was reclassified to a current liability because it matures in less than one year, pending a renewal or replacement of the facility.
     Equipment Term Loans. Brookwood had a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank. In connection with the October 2009 renewal of the Working Capital Revolving Credit Facility, the revolving equipment credit facility was not renewed. Brookwood repaid the facility in the 2009 second quarter.
     Loan Covenants. The Working Capital Revolving Credit Facility provides for a maximum total debt to tangible net worth ratio of 1.50 and a covenant that Brookwood shall maintain a quarterly minimum net income of not less than one dollar. With the renewal of the facility, an additional covenant was added that provides for a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), for the trailing four quarters, ratio of not greater than 2.00 to be calculated on a quarterly basis, commencing December 31, 2009. As of the end of all interim periods in 2010 and 2009 and as of December 31, 2009, Brookwood was in compliance with its loan covenants. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon Brookwood’s compliance with the loan covenants contained in the Working Capital Revolving Credit Facility.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2010 and 2009
(unaudited)
     Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the Key Bank loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $54,199,000 and $48,821,000 as of March 31, 2010 and December 31, 2009, respectively.
Note 6 — Redeemable Preferred Stock
     The Company’s board of directors adopted a resolution on March 9, 2010 providing for the redemption of the Series B Preferred Stock, at $4.00 per share, on or before July 20, 2010, the mandatory redemption date, in the total amount of $1,000,000 and authorizing the Company’s officers to enter into any agreements necessary to complete the redemption.
Note 7 — Stockholders’ Equity
     Stock Options. At March 31, 2010, there were no outstanding stock options. The Company’s former stock option plan terminated in 2005 and no stock options are available for issuance.
Note 8 — Income Taxes
Following is a schedule of the income tax expense (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Federal
Current	$2,558	$—
Deferred	—	1,522

Sub-total	2,558	1,522

State
Current	313	243
Deferred	—	—

Sub-total	313	243

Total	$2,871	$1,765

     The net deferred tax asset was $1,698,000 at March 31, 2010 and December 31, 2009. The deferred tax asset was comprised of $1,273,000 attributable to temporary differences, (including $1,120,000 associated with the Company’s investment in Hallwood Energy) and $425,000 of state tax credits. The statutory federal tax rate in both periods was 35%, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     The income tax payable of $2,438,000 and $1,076,000 at March 31, 2010 and December 31, 2009, respectively, includes estimated amounts due to the U.S. federal government and various state tax agencies. For 2009, it is anticipated that the Company will fully utilize its remaining federal net operating loss carryforward and alternative minimum tax credits when completing the Company’s 2009 U.S. income tax return and will report taxable income, principally attributable to operating income from Brookwood.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2010 and 2009
(unaudited)
Note 9 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):
Supplemental schedule of non-cash investing and financing activities:

	Three Months Ended
	March 31,
Description	2010	2009
Accrued capital expenditures in accounts payable:
Amount at end of period	$377	$20

Supplemental disclosures of cash payments:

Income taxes paid	$1,509	$336
Interest paid	39	64
Note 10 — Computation of Income Per Common Share
     The following table reconciles weighted average shares outstanding from basic to diluted and reconciles net income used in the computation of income per share for the basic and diluted methods (in thousands):

	Three Months Ended
	March 31,
Description	2010	2009
Weighted Average Shares Outstanding
Basic	1,525	1,525
Potential shares from assumed exercise of stock options	—	—
Potential repurchase of shares from stock option proceeds	—	—

Diluted	1,525	1,525

Net Income
Basic and diluted	$5,250	$2,954

     For the three months ended March 31, 2010 and 2009, there were no outstanding stock options. No shares were excluded from the calculation of diluted earnings per share.
Note 11 — Related Party Transactions
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
Three Months Ended March 31, 2010 and 2009
(unaudited)
providing office space and administrative services and for travel and related expenses to and from the Company’s corporate office and Brookwood’s facilities and health insurance premiums.
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Consulting fees	$249	$249
Office space and administrative services	73	57
Travel and other expenses	17	28

Total	$339	$334

     In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting. Mr. Gumbiner received no compensation from these affiliated entities during 2010 or 2009.
     HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which theses companies reimburse the Company. The Company pays certain common general and administrative expenses and charges the companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended March 31, 2010 and 2009, these companies reimbursed the Company $29,000 and $17,000, respectively, for such expenses
     Hallwood Financial Limited. Hallwood Financial Limited (“Hallwood Financial”), a corporation controlled by Mr. Gumbiner and members of his family, announced on April 20, 2009 that it had advised the Board of Directors that it intended to make an offer to acquire all of the outstanding common stock of the Company not already beneficially owned by Hallwood Financial. On June 17, 2009, Hallwood Financial announced that it had determined that it would not proceed with the offer.
     Hallwood Energy. Prior to July 31, 2009, Hallwood Energy shared common offices, facilities and certain staff in its Dallas office with the Company and Hallwood Energy was obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the three months ended March 31, 2009, Hallwood Energy reimbursed the Company $53,000 for such expenses. Hallwood Energy completed its move from the office space by July 31, 2009 and no longer shares such expenses.
Note 12 — Litigation, Contingencies and Commitments
     Reference is made to Note 16 to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2009.
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
     On July 31, 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that the defendants infringed five United States patents pertaining to internally-coated webs: U.S. Patent No. 5,418,051; 5,856,245; 5,869,172; 6,071,602 and 6,129,978. On October 3, 2007, the U.S. District Court dismissed The Hallwood Group Incorporated from the lawsuit. Brookwood timely answered the lawsuit. Nextec sought leave of Court to add two additional patents

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2010 and 2009
(unaudited)
to the lawsuit: U.S. Patent No. 5,954,902 and 6,289,841. The Court granted leave to Nextec, and Nextec filed its amended complaint on September 19, 2008. On April 1, 2010, the Court issued its initial Order, following a hearing held on February 17, 2010 on various motions for summary judgment filed by both parties. In the Order, the Court dismissed Nextec’s claims of infringement based on seven of the ten remaining patent claims asserted in the action. Brookwood has requested reconsideration with respect to the remaining three claims, but no ruling on that request has been issued. Brookwood intends to vigorously defend against any remaining claims. While Brookwood believes it possesses valid defenses to these claims, due to the nature of litigation, the ultimate outcome of this case is indeterminable at this time.
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
     In connection with an Acquisition and Farmout Agreement entered into between Hallwood Energy and FEI Shale, L.P. (“FEI”), in June 2008, the Company and Hallwood Energy entered into an Equity Support Agreement dated June 9, 2008, under which the Company agreed, under certain conditions, to contribute to Hallwood Energy up to $12,500,000, in consideration for which the Company would receive equity or debt securities of Hallwood Energy. As of February 25, 2009 the Company had contributed $9,300,000 to Hallwood Energy pursuant to the Equity Support Agreement. On that date, Hallwood Energy demanded that the Company fund the additional $3,200,000, which the Company has not done. On March 30, 2009, Hallwood Energy filed an adversary proceeding against the Company seeking a judgment for the additional $3,200,000. The case was originally styled Hallwood Energy, L.P. v. The Hallwood Group Incorporated, Adversary No. 09-03082, and is pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division.
     HPI and FEI intervened in the lawsuit and filed their respective complaints in intervention. Among the arguments advanced in the complaints in intervention is that the Company’s failure to fund $3,200,000 under the Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000. In their most recent amended complaint, HPI and the trustee for the creditors’ trust contend that the additional damage is at least $20,000,000 because they allege that the failure of the Company to fund the $3,200,000 caused FEI to not fund $20,000,000 due under the Farmout Agreement between Hallwood Energy and FEI. HPI and the trustee also assert that the Company is liable for exemplary damages of $100,000,000 on account of its failure to fund the last $3,200,000 under the Equity Support Agreement. Finally, in the second amended complaint, HPI and the trustee had named as additional defendants Hallwood Family (BVI) L.P., Hallwood Investments Limited, Hallwood Company Limited, the Hallwood Trust, Hallwood Financial Limited and Brookwood Companies Incorporated contending that the additional defendants are liable to the plaintiffs under the remedy of substantive consolidation. As of May 5, 2010, the Court has dismissed with

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2010 and 2009
(unaudited)
prejudice the substantive consolidation case against all parties, resulting in the Company remaining as the sole Defendant. In addition, on May 5, 2010 the Court dismissed with prejudice a cause of action brought against the Company that it had abused the bankruptcy process. The Court also ruled that the parties are to participate in a mediation on or before June 30, 2010 and scheduled the trial to be conducted during the week of October 18, 2010. FEI’s complaint in intervention claims that it was denied the benefit of its bargain promised in the Farmout Agreement and alleges consequential damages in excess of the $3,200,000. In light of the Court’s disposition of the new theories advanced in HPI and the trustee’s second amended complaint, the adversary proceeding is now styled as Ray Balestri, Trustee of the Hallwood Energy I Creditors’ Trust, as successor in interest to Hallwood Energy, L.P., Plaintiffs and FEI Shale L.P. and Hall Phoenix/Inwood LTD., Plaintiffs in Intervention vs. The Hallwood Group Incorporated, Defendant; Adversary No. 09-03082-SGJ.
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
     In June 2007, the Rhode Island Department of Environmental Management (“RIDEM“) issued a Notice of Alleged Violation (“NOV”) to Kenyon, alleging that Kenyon violated certain provisions of its wastewater discharge permit and seeking an administrative penalty of $79,000. Kenyon filed an Answer and Request for Hearing in which it disputed certain allegations in the NOV and the amount of the penalty. An informal meeting was held with RIDEM in August 2007. Following settlement negotiations, a Consent Agreement was executed in June 2008. The Consent Agreement required the Company to pay a $5,000 fine and perform two Supplemental Environmental Projects (“SEPs”) at a cost of approximately $161,000. As of March 2009, one SEP

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2010 and 2009
(unaudited)
had been completed. The Company is presently awaiting RIDEM approval of the engineering plans for the second SEP. Once the approval is received, the second SEP will be performed. The Company anticipates that the second SEP will be completed during 2010.
     Other Contingencies. In May 2009, one of Brookwood’s suppliers advised Brookwood that shipments to Brookwood during the period from September 2008 to April 2009 of a quantity of greige fabric from the supplier incorporated fiber in some yarn from their vendor that was not of domestic origin. The fabric in question was ordered to fill contracts in support of the United States military, was required to be domestic and is subject to the preference for domestic source required flow down provisions of the Department of Defense Supplement to the Federal Acquisition Regulations implementing the provisions of 10 USC 2533a. Brookwood’s suppliers have advised that the greige fabric containing the non-compliant yarn was supplied inadvertently to Brookwood in limited quantity. Brookwood has determined that this yarn affects two of their greige products. Brookwood has advised its affected customers and the United States military of this circumstance. Brookwood has resolved the issue with respect to one of the products and is in the process of structuring resolution of the second product and believes it is likely to have resolution in 2010. It has not had and the Company does not believe it will have a material adverse effect on its financial condition, results of operations or cash flows. The trade receivable balance at March 31, 2010 and December 31, 2009 includes $4,935,000 related to this issue.
Note 13 — Segment and Related Information
     The following represents the Company’s reportable segment operations for the three months ended March 31, 2010 and 2009, respectively (in thousands):

	Textile
	Products	Energy	Other	Consolidated
Three months ended March 31, 2010
Total revenue from external sources	$47,150			$47,150

Operating income (loss)	$10,026	$—	$(1,845)	$8,181
Other income (loss), net	(61)	—	1	(60)

Income (loss) before income taxes	$9,965	$—	$(1,844)	$8,121

Three months ended March 31, 2009
Total revenue from external sources	$39,667			$39,667

Operating income (loss)	$5,859	$—	$(1,079)	$4,780
Other income (loss), net	(72)	—	11	(61)

Income (loss) before income taxes	$5,787	$—	$(1,068)	$4,719

     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2009 annual report. The total assets for the Company’s operating segments have not materially changed since the December 31, 2009 annual report.
Note 14 — Subsequent Events
     On March 31, 2010, Kenyon was affected by the general flooding that took place in the State of Rhode Island and in particular from the Pawcatuck River. Kenyon was closed for a period of seven days after which it reinstituted production of unaffected production lines. Only certain production lines were affected and production capacity has been restored. The full extent of the damages are in the process of being assessed, but it is anticipated that there will not be a material adverse effect upon the Company.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     General. The Company operates as a holding company. The principal remaining business is in the textile products industry, following the bankruptcy reorganization in 2009 of its former Hallwood Energy, L.P. (“Hallwood Energy”) affiliate.
     Textile Products. In 2009 and 2010, the Company derived all of its operating revenues from the textile activities of its Brookwood Companies Incorporated (“Brookwood”) subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, cost and availability of supplies, Brookwood’s response to competition, its ability to generate new markets and products and the effect of global trade regulation. Although the Company’s textile activities have generated positive cash flow in recent years, there is no assurance that this trend will continue.
     While Brookwood has enjoyed substantial growth in its military business, there is no assurance that this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $34,657,000 for the 2010 first quarter were $6,263,000, or 22.1%, higher than the comparable period amount of $28,394,000 in 2009.
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
     Results of Operations
     The Company reported net income of $5,250,000 for the quarter ended March 31, 2010, compared to net income of $2,954,000 in 2009. Revenue for the 2010 first quarter was $47,150,000, compared to $39,667,000 in 2009.
     Revenues
     Textile products sales of $47,150,000 increased by $7,483,000, or 18.9%, in the 2010 first quarter, compared to $39,667,000, in 2009. The increase was principally due to an increase in sales of specialty fabric to U.S. military contractors as a result of increases in orders from the military to Brookwood’s customers, as well as increased sales in the commercial market segment, sail cloth and flag products. Military sales accounted for $34,657,000 and $28,394,000 in the 2010 and 2009 first quarters, which represented 73.5% and 71.6% of Brookwood’s sales, respectively.
     Brookwood has several customers who accounted for more than 10% of Brookwood’s sales in the 2010 and 2009 periods. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during both the 2010 and 2009 periods. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $19,177,000 in the 2010 first quarter, compared to $11,874,000 in the 2009 first quarter, which represented 40.7% and 29.9% of Brookwood’s sales, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales during both 2010 and 2009. Brookwood’s relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $5,630,000, in the 2010 first quarter, compared to $6,671,000 in the 2009 first quarter, which represented 11.9% and 16.8% of Brookwood’s sales, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Expenses
     Textile products cost of sales of $32,673,000 for the 2010 first quarter increased by $3,270,000, or 11.1%, compared to $29,403,000 in 2009. The 2010 increase principally resulted from material and labor costs associated with higher sales volume, changes in product mix, and utility costs which increased 10% in the 2010 first quarter compared to the 2009 first quarter. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network and associated manufacturer’s rebates. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
     The gross profit margin for the 2010 first quarter was higher as compared to the 2009 first quarter, (30.7% versus 25.9%). The higher gross profit margin was attributed to higher sales volume, changes in product mix and manufacturing efficiencies.
     Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Textile products	$4,451	$4,405
Corporate	1,845	1,079

Total	$6,296	$5,484

     Textile products administrative and selling expenses of $4,451,000 for the 2010 first quarter increased by $46,000, or 1.0%, from the 2009 amount of $4,405,000. The increase in the 2010 first quarter from the 2009 first quarter was primarily attributable to an increase of $95,000 of employee related expenses (e.g. salaries and benefits) and $270,000 related to performance and other related payroll costs and was partially offset by a decline of $146,000 in professional services, principally legal fees. The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, factor commissions, marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $158,000 and $225,000 in the 2010 and 2009 quarters, respectively.
     Corporate administrative expenses were $1,845,000 for the 2010 first quarter, compared to $1,079,000 for 2009. The increase of $766,000, or 71.0%, was principally attributable to an increase in professional fees of $769,000, including costs related to the Hallwood Energy bankruptcy and related litigation matters.
     Other Income (Loss)
     Interest expense of $61,000 in the 2010 first quarter and $72,000 for the 2009 first quarter is principally related to Brookwood’s Working Capital Revolving Credit Facility. The decrease in interest expense was due to a decrease in the average outstanding loan amount, partially offset by an increase in interest rates.
     Interest and other income was $1,000 in the 2010 first quarter, compared to $11,000 in 2009. The 2010 decrease was principally due reduced interest income earned on the Company’s cash and cash equivalents.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Income Taxes
     Following is a schedule of income tax expense (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Federal
Current	$2,558	$—
Deferred	—	1,522

Sub-total	2,558	1,522

State
Current	313	243
Deferred	—	—

Sub-total	313	243

Total	$2,871	$1,765

     At March 31, 2010, the deferred tax asset was attributable to temporary differences, that upon reversal, could be utilized to offset income from operations and state tax credits. The statutory federal tax rate in both periods was 35%, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     Investments in Hallwood Energy
     Prior to the bankruptcy reorganization by Hallwood Energy (discussed below) in November 2009, the Company had invested $61,481,000 in Hallwood Energy’s general partner interest and Class A and Class C limited partner interests. In addition, the Company loaned Hallwood Energy $13,920,000 in the form of convertible notes issued by Hallwood Energy. Prior to the confirmation of Hallwood Energy’s plan of reorganization, the Company accounted for the investment in Hallwood Energy using the equity method of accounting and recorded its pro rata share of Hallwood Energy’s net income (loss), partners’ capital transactions, and comprehensive income (loss), as appropriate. In connection with Hallwood Energy’s bankruptcy reorganization, the Company’s ownership interests in Hallwood Energy were extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting.
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
     Litigation. In connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties have filed lawsuits and threatened to assert additional claims against the Company and certain related parties alleging actual, compensatory and exemplary damages in excess of $200,000,000, based on purported breach of contract, fraud, breach of fiduciary duties, neglect, negligence and various misleading statements, omissions and misrepresentations. See Note 12 to the condensed consolidated financial statements of this report. The Company believes that the allegations and claims are without merit and intends to defend the lawsuits and any future claims vigorously.
     Critical Accounting Policies
     There have been no changes to the critical accounting policies identified and set forth in the Company’s Form 10-K for the year ended December 31, 2009.
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
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Consulting fees	$249	$249
Office space and administrative services	73	57
Travel and other expenses	17	28

Total	$339	$334

     In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting. Mr. Gumbiner received no compensation from these affiliated entities during 2010 and 2009.
     HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. The Company pays certain common general and administrative expenses and charges the companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended March 31, 2010 and 2009, these companies reimbursed the Company $29,000 and $17,000, respectively, for such expenses.
     Hallwood Financial Limited. Hallwood Financial Limited (“Hallwood Financial”), a corporation controlled by Mr. Gumbiner and members of his family, announced on April 20, 2009 that it had advised the Board of Directors that it intended to make an offer to acquire all of the outstanding common stock of the Company not already beneficially owned by Hallwood Financial. On June 17, 2009, Hallwood Financial announced that it had determined that it would not proceed with the offer.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Hallwood Energy. Prior to July 31, 2009, Hallwood Energy shared common offices, facilities and certain staff in the Company’s Dallas office with the Company and Hallwood Energy was obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the three months ended March 31, 2009, Hallwood Energy reimbursed the Company $53,000 for such expenses. Hallwood Energy completed its move from the office space by July 31, 2009 and no longer shares such expenses.
     Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of March 31, 2010 (in thousands):

	Payments Due During the Year Ending December 31,
	2010*	2011	2012	2013	2014	Thereafter	Total
Contractual Obligations
Long term debt	$—	$5,432	$—	$—	$—	$—	$5,432
Redeemable preferred stock	1,000	—	—	—	—	—	1,000
Operating leases	689	602	519	364	364	576	3,114

Total	$1,689	$6,034	$519	$364	$364	$576	$9,546

*	For the nine months ending December 31, 2010.
     Interest costs associated with the Company’s debt, which bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the renewal of the revolving credit facility at its loan balance as of March 31, 2010, are $150,000 for the nine months ending December 31, 2010 and $199,000, for each of the years ending December 31, 2011 through December 31, 2014, respectively.
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
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,956,000 at March 31, 2010). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of actual preferred dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Covenants
     Brookwood. The principal ratios required to be maintained under Brookwood’s Working Capital Revolving Credit Facility for the last four quarters are provided below:

		Quarters Ended
		March 31,	December 31,	September 30,	June 30,
Description	Requirement	2010	2009	2009	2009
Total debt to tangible net worth	must be less than ratio of 1.50	0.55	0.66	0.82	0.71
Total funded debt to EBITDA	must be less than ratio of 2.00	0.14	0.19	n/a	n/a
Net income	must exceed $1	Yes	Yes	Yes	Yes
     Brookwood was in compliance with its loan covenants under the Working Capital Revolving Credit Facility for the first quarter in 2010 and for December 31, 2009 and all interim periods in 2009.
     In connection with the renewal of the Working Capital Revolving Credit Facility in October 2009, an additional covenant was added that provides for a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), for the trailing four quarters, ratio of not greater than 2.00 to be calculated on a quarterly basis, commencing December 31, 2009.
     Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the loan covenants contained in the Working Capital Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $54,199,000 and $48,821,000 as of March 31, 2010 and December 31, 2009, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Liquidity and Capital Resources
     General. The Company, through its Brookwood subsidiary, principally operates in the textile products segment and, until Hallwood Energy’s bankruptcy reorganization in 2009, the energy business segment. The Company’s cash position increased by $1,178,000 during the 2010 first quarter to $9,016,000 as of March 31, 2010. The principal source of cash in the 2010 first quarter was $3,065,000 provided by operations. The primary uses of cash were $869,000 for property, plant and equipment, principally at Brookwood and $1,018,000 for net repayment of the Working Capital Revolving Credit Facility.
     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the military, consumer, industrial and medical markets. Brookwood maintains a $25,000,000 Working Capital Revolving Credit Facility with Key Bank. The facility has a maturity date of January 31, 2011. At March 31, 2010, Brookwood had approximately $19,447,000 of unused borrowing capacity on its Working Capital Revolving Credit Facility.
     Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval. Brookwood continues to monitor its factors and the effect the current economic conditions may have upon Brookwood’s factors that cannot be determined at this time. As of May 14, 2010, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements. On March 23, 2010, GMAC Commercial Finance, one of Brookwood’s factors, entered into an agreement to sell substantially all of its factoring portfolio to Wells Fargo Bank, N.A., also one of Brookwood factors. Brookwood was notified of the sale by both factors in April and has been in communication with the factors. Brookwood will be closely monitoring any potential affect upon it and its customers due to the sale.
     Brookwood paid cash dividends to the Company of $1,000,000 in the 2010 first quarter and $4,500,000 for all of 2009. In addition, Brookwood made a tax sharing payment to the Company of $3,937,000 in the 2010 first quarter and $7,751,000 for all of 2009 under its tax sharing agreement. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued profitability and compliance with its loan covenants contained in the Working Capital Revolving Credit Facility. Brookwood’s total debt to total tangible net worth ratio of 0.55 at March 31, 2010 was reduced from 0.66 at December 31, 2009, principally due to its profitable operations during the 2010 first quarter, and was substantially below the maximum allowable ratio of 1.50. In connection with the renewal of the Working Capital Revolving Credit Facility in October 2009, an additional covenant was added that provides for a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), for the trailing four quarters, ratio of not greater than 2.00 to be calculated on a quarterly basis, commencing December 31, 2009. The total funded debt to EBITDA ratio was 0.14 and 0.19 at March 31, 2010 and December 31, 2009, respectively, which was substantially below the maximum allowable ratio.
     Brookwood continuously evaluates opportunities to reduce production costs and expand its manufacturing capacity and portfolio of products. Accordingly, Brookwood incurs capital expenditures to pursue such opportunities, as well as for environmental and safety compliance, building upgrades, energy efficiencies, and various strategic objectives. In the 2010 first quarter and for all of 2009, Brookwood met its capital expenditure and equipment maintenance requirements from its operating cash flows and availability under its Working Capital Revolving Credit Facility. There were no material capital commitments as of March 31, 2010, although Brookwood Laminating plans to exercise its lease option for the purchase of its production facility in Connecticut for $3,200,000, which is anticipated to be completed in the 2010 second quarter. Brookwood anticipates obtaining a $2,240,000 loan facility in connection with the acquisition. It is anticipated that Brookwood’s future capital expenditure projects will be funded from operations and, if necessary, availability under its Working Capital Revolving Credit Facility Brookwood estimates its 2010 capital expenditures will be within a range of $3,500,000 to $4,500,000, excluding the purchase of the Brookwood Laminating production facility.
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
     Forward-Looking Statements
     In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in the Company’s Form 10-K for the year ended December 31, 2009 in Item 1A. - Risk Factors. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item

1	Legal Proceedings

Reference is made to Note 12 to the Company’s condensed consolidated financial statements included within this Form 10-Q.

1A	Risk Factors	N/A

2	Unregistered Sales of Equity Securities and Use of Proceeds	None

3	Defaults upon Senior Securities	None

4	(Removed and reserved)

5	Other Information	None

6	Exhibits

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

Dated: May 14, 2010	By:	/s/ Richard Kelley
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