Form 10-Q
period 2010-06-30
Hallwood Group Inc
filed 2010-08-13
CIK 355766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, $0.10 par value per share	1,525,166 shares

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

Current Assets
Cash and cash equivalents	$10,396	$7,838
Accounts receivable, net
Factors	23,882	26,375
Trade and other	14,005	11,800
Related parties	52	35
Inventories, net	22,839	23,592
Deferred income tax, net	970	970
Prepaids, deposits and other assets	527	612
Prepaid state income taxes	411	—

	73,082	71,222

Noncurrent Assets
Property, plant and equipment, net	19,782	16,342
Deferred income tax, net	728	728
Other assets	145	148
Investments in Hallwood Energy, net	—	—

	20,655	17,218

Total Assets	$93,737	$88,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	13,454	14,477
Accrued expenses and other current liabilities	4,944	6,645
Payable — contingent additional investment in Hallwood Energy	3,201	3,201
Current portion of loans payable	3,000	—
Income taxes payable	2,501	1,076
Redeemable preferred stock	1,000	1,000

	28,100	26,399

Noncurrent Liabilities
Long term portion of loans payable	—	6,450

Total Liabilities	28,100	32,849

Contingencies and Commitments (Note 12)

Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods; outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	27,101	17,055
Treasury stock, 870,939 shares for both periods; at cost	(13,404)	(13,404)

Total Stockholders’ Equity	65,637	55,591

Total Liabilities and Stockholders’ Equity	$93,737	$88,440

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Revenues
Textile products sales	$95,077	$83,984

Expenses
Textile products cost of sales	66,866	61,506
Administrative and selling expenses	12,453	11,867

	79,319	73,373

Operating income	15,758	10,611

Other Income (Loss)
Interest expense	(118)	(127)
Interest and other income	6	17

	(112)	(110)

Income before income taxes	15,646	10,501
Income tax expense	5,600	3,978

Net Income	$10,046	$6,523

Net Income Per Common Share
Basic	$6.59	$4.28

Diluted	$6,59	$4.28

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	June 30,
	2010	2009
Revenues
Textile products sales	$47,927	$44,317

Expenses
Textile products cost of sales	34,193	32,103
Administrative and selling expenses	6,157	6,383

	40,350	38,486

Operating income	7,577	5,831

Other Income (Loss)
Interest expense	(57)	(55)
Interest and other income	5	6

	(52)	(49)

Income before income taxes	7,525	5,782
Income tax expense	2,729	2,213

Net Income	$4,796	$3,569

Net Income Per Common Share
Basic	$3.14	$2.34

Diluted	$3.14	$2.34

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Income	$4,796	$3,569	$10,046	$6,523
Other Comprehensive Income (Loss)
None	—	—	—	—

Comprehensive Income	$4,796	$3,569	$10,046	$6,523

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity
Balance, January 1, 2010	2,396	$240	$51,700	$17,055	871	$(13,404)	$55,591
Net income	—	—	—	10,046	—	—	10,046

Balance, June 30, 2010	2,396	$240	$51,700	$27,101	871	$(13,404)	$65,637

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,046	$6,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,172	1,210
Provision for obsolete inventory	268	319
Deferred tax expense	—	3,298
Changes in assets and liabilities:
Increase (decrease) in accrued expenses and other current liabilities	(1,581)	(1,172)
Net change in income taxes receivable/payable	1,014	175
Increase (decrease) in accounts payable	(611)	3,921
(Increase) decrease in inventories	485	(622)
(Increase) decrease in accounts receivable	271	(4,893)
Net change in other assets and liabilities	88	304

Net cash provided by operating activities	11,152	9,063

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property, plant and equipment, net	(5,144)	(882)

Net cash used in investing activities	(5,144)	(882)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	11,605	20,542
Repayments of revolving credit facility	(15,055)	(26,453)
Repayments of other bank borrowings and loans payable	—	(27)

Net cash used in financing activities	(3,450)	(5,938)

INCREASE IN CASH AND CASH EQUIVALENTS	2,558	2,243

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,838	6,016

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,396	$8,259

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2010 and 2009
(unaudited)
Note 1 — Interim Condensed Consolidated Financial Statements, Organization and New Accounting Pronouncements
     Interim Condensed Consolidated Financial Statements. The interim condensed consolidated financial statements of The Hallwood Group Incorporated and its subsidiaries (the “Company”) (NYSE Amex: HWG), a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Although condensed, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in the Company’s Form 10-K for the year ended December 31, 2009.
     Organization. The Company operates as a holding company. The principal remaining business is in the textile products industry, following the bankruptcy reorganization of its former Hallwood Energy, L.P. affiliate in 2009.
     Textile Products. Textile products operations are conducted through the Company’s wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood has two principal subsidiaries at June 30, 2010:
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
     Energy. The Company’s investment in the energy segment was conducted through Hallwood Energy, L.P. (“Hallwood Energy”). Hallwood Energy was a privately held independent oil and gas limited partnership and operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. The Company accounted for the investment in Hallwood Energy using the equity method of accounting, recording its pro rata share of Hallwood Energy’s net income (loss), partners’ capital transactions and comprehensive income (loss). As further discussed in Note 4, Hallwood Energy filed for bankruptcy in March 2009. In connection with the confirmation of Hallwood Energy’s bankruptcy plan of reorganization in October 2009, the Company’s ownership interest in Hallwood Energy was extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting.
     Consolidation Policy. The Company’s Brookwood subsidiary operates on a 5-4-4 accounting cycle with its months always ending on a Saturday for accounting purposes, while the parent company, The Hallwood Group Incorporated, operates on a traditional fiscal month accounting cycle. For purposes of the year-end financial statements the Brookwood cycle always ends on December 31, however, quarterly interim financial statements may not correspond to the fiscal quarter-end. The Company’s condensed consolidated financial statements as of June 30, 2010 and 2009 include Brookwood’s operations through June 26, 2010 and June 27, 2009, respectively. Estimated operating results of Brookwood for the intervening periods to June 30, 2010 and 2009, respectively, are provided below (in thousands):

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2010 and 2009
(unaudited)

	Amounts in Intervening Periods
	Six Months Ended June 30,
	2010	2009
	(three business days)	(two business days)
Textile products sales	$137	$6
Textile products costs of sales	112	6
Administrative and selling expenses	297	210
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
Note 2—Inventories
     All inventories relate to Brookwood. Inventories as of the balance sheet dates were as follows (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$7,231	$5,839
Work in progress	6,842	8,703
Finished goods	10,418	10,434

	24,491	24,976

Less: Obsolescence reserve	(1,652)	(1,384)

Total	$22,839	$23,592

Note 3 — Operations of Brookwood Companies Incorporated
     Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval.
     Brookwood continues to monitor its factors and the effect the current economic conditions may have upon their ability to fulfill their obligations to Brookwood in a timely manner. As of August 12, 2010, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.
     Trade receivables were $12,896,000 and $11,427,000 at June 30, 2010 and December 31, 2009, which were net of an allowance for doubtful accounts of $225,000 and $155,000, respectively. The trade receivable balance at June 30, 2010 and December 31, 2009 includes approximately $4,900,000, which is the balance remaining related to fabric sold in two products to a Brookwood customer that supplies the U.S. military for which payment has been delayed due to a pending compliance issue (see also Note 12). Brookwood has resolved the issue with respect to one of the products and received payment at full value in 2009. Additionally, resolution on the second product with one of the procurement entities was achieved in July 2010 and efforts are

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2010 and 2009
(unaudited)
continuing to structure resolution with the final entity. With the partial resolution on the second product, Brookwood anticipates that the trade receivable will be significantly reduced by the end of the 2010 third quarter. Brookwood believes it is likely to have complete resolution in 2010. It has not had and the Company does not believe it will have a material adverse effect on its financial position, results of operations or cash flows.
     Sales Concentration. Brookwood has two customers who accounted for more than 10% of Brookwood’s sales in the 2010 and 2009 periods. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during both the 2010 and 2009 periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $16,592,000 and $35,769,000 in the 2010 second quarter and six month periods, respectively, compared to $11,491,000 and $23,365,000 in 2009. Sales to Tennier represented 34.6% and 25.9% of Brookwood’s net sales in the 2010 and 2009 second quarters, respectively, and 37.6% and 27.8% in the 2010 and 2009 six month periods, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2010 and 2009. Its relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $4,448,000 and $10,079,000 in the 2010 second quarter and six month periods, respectively, compared to $8,328,000 and $14,999,000 in 2009. Sales to ORC represented 9.3% and 18.8% of Brookwood’s net sales in the 2010 and 2009 second quarters, respectively, and 10.6% and 17.9% in the 2010 and 2009 six month periods, respectively.
     Military sales accounted for $35,293,000 and $69,950,000 in the 2010 second quarter and six month periods, respectively, compared to $32,036,000 and $60,430,000 in 2009. The military sales represented 73.6% and 72.3% of Brookwood’s net sales in the 2010 and 2009 quarters, respectively, and 73.6% and 72.0% in the 2010 and 2009 six month periods, respectively.
     Flood at Kenyon Facility. On March 31, 2010, Kenyon was affected by the general flooding that took place in the State of Rhode Island and in particular from the Pawcatuck River. Kenyon was closed for a period of seven days after which it reinstituted production of unaffected production lines. Only certain production lines were affected and production capacity was restored within a few weeks. Brookwood has filed claims with its insurance carriers, through its Kenyon subsidiary, and is working closely with the carriers toward recovery of its losses. Brookwood recognized the $100,000 insurance policy deductible in the 2010 second quarter and has currently received from its carriers approximately 40% of its submitted claims. The flood did not have a material adverse effect upon the Company.
     Purchase of Connecticut Production Facility. In May 2010, Brookwood Laminating completed the purchase of its Connecticut production facility pursuant to the exercise of an option contained in its lease agreement. The purchase price of $3,200,000 was funded with operating cash flows.
     Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At June 30, 2010, cumulative dividends in arrears on the preferred stock amounted to approximately $456,000.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,956,000 at June 30, 2010). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2010 and 2009
(unaudited)
Note 4 — Investments in Hallwood Energy, L.P.
     Investments in Hallwood Energy as of the balance sheet dates were as follows (in thousands):

	As of June 30, 2010			Amount at
	Percent			which carried at
	of Class			June 30,	December 31,
Description	Owned		Cost	2010	2009
- Class A limited partner interest	—	(a)	$50,384	$—	$—
- Class C limited partner interest	—	(a)	11,084	—	—
- General partner interest	—	(a)	13	—	—
- First Convertible Note	17	%(b)	5,000	—	—
- Second Convertible Note
Cash investment	96	%(b)	9,300	—	—
Less: portion invested by third parties			(380)	—	—
Contingent commitment to invest additional funds			3,200	—	—

			$78,601	$—	$—

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
     Prior to the confirmation of Hallwood Energy’s plan of reorganization in Bankruptcy Court (discussed below), the Company accounted for the investment in Hallwood Energy using the equity method of accounting and recorded its pro rata share of Hallwood Energy’s net income (loss), partner capital transactions and comprehensive income (loss), as appropriate. In connection with Hallwood Energy’s bankruptcy reorganization, the Company’s ownership interests in Hallwood Energy were extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting. Certain of the Company’s officers and directors were investors in Hallwood Energy. In addition, as a former member of management of Hallwood Energy, one officer of the Company held a profit interest in Hallwood Energy that was also extinguished in the bankruptcy.
     Bankruptcy Reorganization by Hallwood Energy. On March 1, 2009, Hallwood Energy, Hallwood Energy Management, LLC (the general partner of Hallwood Energy (“HEM”)) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. On October 16, 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. In addition, Hallwood Energy’s convertible notes, including those held by the Company, are subordinated to recovery in favor of Hall Phoenix/Inwood, Ltd. (“HPI”), the secured lender to Hallwood Energy. As a result of these developments, the Company does not anticipate that it will recover any of its investments in Hallwood Energy. The carrying value of the Company’s investment in Hallwood Energy has been reflected as zero since December 31, 2007. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets.
     Contingent Commitment to Invest Additional Funds. In connection with the then ongoing efforts to complete the farmout transaction with FEI Shale, L.P., a subsidiary of Talisman Energy, Inc. (the “Talisman Energy Transaction”), the Company loaned Hallwood Energy $2,961,000 in May 2008. Concurrent with the completion of the Talisman Energy Transaction in June 2008, the Company entered into an equity support agreement (the “Equity Support Agreement”) with Hallwood Energy under which the Company committed under certain conditions to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The Company contributed $2,039,000 at the completion date (for a

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2010 and 2009
(unaudited)
total amount of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances, in return for which Hallwood Energy would issue its Second Convertible Notes. The Company loaned $4,300,000 to Hallwood Energy during September 2008 pursuant to the Equity Support Agreement.
     An obligation and related additional equity loss were recorded in 2008 to the extent of the Company’s contingent commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in accordance with generally accepted accounting principles. Subject to certain defenses raised by the Company, the remaining commitment amount under the Equity Support Agreement was $3,201,000 at June 30, 2010 and an adversary proceeding is pending against the Company demanding that the Company fund the additional $3,201,000.
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
     Other. For further information on Hallwood Energy’s activities, including its bankruptcy reorganization, refer to the Company’s Form 10-K for the year ended December 31, 2009.
Note 5 — Loans Payable
     Loans payable, all of which relate to Brookwood, at the balance sheet dates were as follows (in thousands):

	June 30,	December 31,
	2010	2009
Working capital revolving credit facility, interest at Libor + 2.75% or Prime + 1.25%; due January 2011	$3,000	$6,450

Current portion	(3,000)	—

Noncurrent portion	$—	$6,450

     Working Capital Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $25,000,000 with Key Bank National Association (the “Working Capital Revolving Credit Facility”). In October 2009, Brookwood entered into an amendment to this facility to extend the term to January 31, 2011, with an increase in the interest rate, at Brookwood’s option, of Key Bank’s Base Rate, typically prime rate, + 1.25% or LIBOR + 2.75%. Previously the facility had a maturity date of January 31, 2010 and an interest rate, at Brookwood’s option, of Prime, or LIBOR + 1.25% — 1.75%. Borrowings are collateralized by all accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The interest rate was a blended rate of 3.10% and 3.32% at June 30, 2010 and December 31, 2009, respectively. The outstanding balance was $3,000,000 at June 30, 2010 and Brookwood had $21,879,000 of borrowing availability under this facility, which is net of a standby letter of credit for $121,000.
     The Working Capital Revolving Credit Facility has been reclassified to a current liability because it matures in less than one year, pending a renewal or replacement of the facility. Brookwood is in discussions to renew or replace the credit facility prior to the maturity date.
     Equipment Term Loans. Brookwood had a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank. In connection with the October 2009 renewal of the Working Capital Revolving Credit Facility, the revolving equipment credit facility was not renewed. Brookwood repaid the facility in the 2009 second quarter.
     Loan Covenants. The Working Capital Revolving Credit Facility provides for a maximum total debt to tangible net worth ratio of 1.50 and a covenant that Brookwood shall maintain a quarterly minimum net income of not less than one dollar. With the renewal of the facility in October 2009, an additional covenant was added that provides for a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), for the trailing four quarters, ratio of not greater than 2.00 to be calculated on a quarterly basis, commencing December 31, 2009. As of the end of all interim periods in 2010 and 2009 and as of

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2010 and 2009
(unaudited)
December 31, 2009, Brookwood was in compliance with its loan covenants. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon Brookwood’s compliance with the loan covenants contained in the Working Capital Revolving Credit Facility.
     Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the Key Bank loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $58,906,000 and $48,821,000 as of June 30, 2010 and December 31, 2009, respectively.
Note 6 — Redeemable Preferred Stock
     The Company’s board of directors adopted a resolution on March 9, 2010 providing for the redemption of the Series B Preferred Stock, at $4.00 per share, on or before July 20, 2010, the mandatory redemption date, in the total amount of $1,000,000. The Company completed the redemption on July 20, 2010 and the Series B Preferred Stock was canceled on the stock records of the Company. As of the redemption date, the holders of the Series B Preferred Stock have no continuing rights as stockholders of the Company, other than the right to receive payment of the redemption value.
Note 7 — Stockholders’ Equity
     Stock Options. At June 30, 2010, there were no outstanding stock options. The Company’s former stock option plan terminated in 2005 and no stock options are available for issuance.
Note 8 — Income Taxes
     Following is a schedule of the income tax expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Federal
Current	$2,447	$62	$5,005	$62
Deferred	—	1,776	—	3,298

Sub-total	2,447	1,838	5,005	3,360

State
Current	282	375	595	618
Deferred	—	—	—	—

Sub-total	282	375	595	618

Total	$2,729	$2,213	$5,600	$3,978

     The net deferred tax asset was $1,698,000 at June 30, 2010 and December 31, 2009, respectively. The deferred tax asset was comprised of $1,273,000 attributable to temporary differences (including $1,120,000 associated with the Company’s investment in Hallwood Energy) and $425,000 of state tax credits. The statutory federal tax rate in both periods was 35% while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     The income tax payable (net) of $2,090,000 and $1,076,000 at June 30, 2010 and December 31, 2009, respectively, includes estimated amounts due to or from the U.S. federal government and various state tax agencies. For 2009, it is anticipated that the Company will fully utilize its remaining federal net operating loss carryforward and alternative minimum tax credits when completing the Company’s 2009 U.S. income tax return, which is expected to be filed in September 2010, and will report taxable income for the year ended December 31, 2009, principally attributable to operating income from Brookwood.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2010 and 2009
(unaudited)
Note 9 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):
Supplemental schedule of non-cash investing and financing activities:

	Six Months Ended
	June 30,
Description	2010	2009
Accrued capital expenditures in accounts payable:
Amount at end of period	$196	$20

Supplemental disclosures of cash payments:

Income taxes paid	$4,585	$602
Interest paid	94	117
Note 10 — Computation of Income (Loss) Per Common Share
     The following table reconciles weighted average shares outstanding from basic to diluted methods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Description	2010	2009	2010	2009
Weighted Average Shares Outstanding
Basic	1,525	1,525	1,525	1,525
Potential shares from assumed exercise of stock options	—	—	—	—
Potential repurchase of shares from stock option proceeds	—	—	—	—

Diluted	1,525	1,525	1,525	1,525

Net Income
Basic and diluted	$4,796	$3,569	$10,046	$6,523

     For the three months and six months ended June 30, 2010 and 2009, there were no outstanding stock options. No shares were excluded from the calculation of diluted earnings per share.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2010 and 2009
(unaudited)
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Consulting fees	$249	$249	$498	$498
Office space and administrative services	57	78	130	135
Travel and other expenses	72	34	90	62

Total	$378	$361	$718	$695

     In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting. HIL or Mr. Gumbiner received no compensation from these affiliated entities during 2010 or 2009.
     HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. The Company pays certain common general and administrative expenses and charges the companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended June 30, 2010 and 2009, these companies reimbursed the Company $26,000 and $18,000, respectively, for such expenses. For the six months ended June 30, 2010 and 2009, these companies reimbursed the Company $54,000 and $36,000, respectively.
     Hallwood Financial Limited. Hallwood Financial Limited (“Hallwood Financial”), a corporation associated with Mr. Gumbiner, announced on April 20, 2009 that it had advised the Company’s Board of Directors that it intended to make an offer to acquire all of the outstanding common stock of the Company not already beneficially owned by Hallwood Financial. On June 17, 2009, Hallwood Financial announced that it had determined that it would not proceed with the offer.
     Hallwood Energy. Prior to July 31, 2009, Hallwood Energy shared common offices, facilities and certain staff in its Dallas office with the Company and Hallwood Energy was obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the three months and six months ended June 30, 2009, Hallwood Energy reimbursed the Company $62,000 and $115,000 for such expenses, respectively. Hallwood Energy completed its move from the office space by July 31, 2009 and no longer shares such expenses.
Note 12 — Litigation, Contingencies and Commitments
     Reference is made to Note 16 to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2009.
     Litigation. From time to time, the Company, its subsidiaries, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions in which it or its affiliated entities participated. Although the Company does not believe that the results of any of these matters are likely to have a material adverse effect on its financial position, results of operations or cash flows, it is possible that any of the matters could result in material liability to the Company. In addition, the Company has spent and will likely continue to spend significant amounts in professional fees and other associated costs in connection with these matters. The Company expenses professional fees and other costs associated with litigation matters as incurred.
     On July 31, 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that the defendants infringed five United States patents pertaining to internally-coated webs: U.S. Patent No. 5,418,051; 5,856,245; 5,869,172; 6,071,602 and 6,129,978. On October 3, 2007, the U.S. District Court dismissed The Hallwood Group Incorporated from the lawsuit. Brookwood timely answered the lawsuit. Nextec sought leave of Court to add two additional patents to the lawsuit: U.S. Patent No. 5,954,902 and 6,289,841. The Court granted leave to Nextec, and Nextec filed its amended complaint on September 19, 2008. On April 1, 2010, the Court issued its initial Order, following a hearing held on February 17, 2010 on

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2010 and 2009
(unaudited)
various motions for summary judgment filed by both parties. In the Order, the Court dismissed Nextec’s claims of infringement based on seven of the ten remaining patent claims asserted in the action. Thereafter, Brookwood requested reconsideration with respect to the remaining claims. In an Order entered on June 8, 2010, the Court denied Brookwood’s request with respect to one of the remaining patents, but granted Brookwood leave to renew its motion for summary judgment with respect to an additional patent, the ‘902 patent. As a result, Brookwood filed a renewed motion for summary judgment of patent invalidity with respect to that patent on June 28, 2010, which is currently pending with the Court. Brookwood intends to vigorously defend against any remaining claims. While Brookwood believes it possesses valid defenses to these claims, due to the nature of litigation, the ultimate outcome of this case is indeterminable at this time.
     In April 2009, a claim was filed against, but not served on, the Company, each of its directors and Hallwood Financial in the state district court in Dallas County, Texas by a purported stockholder of the Company on behalf of the stockholders of the Company other than Hallwood Financial. The plaintiff alleged that in connection with the announcement by Hallwood Financial that it intended to commence an offer to acquire the remaining outstanding shares of the Company’s common stock not beneficially owned by Hallwood Financial, each of the directors breached their fiduciary duties to the minority stockholders, and that the Company and Hallwood Financial aided and abetted that breach. The plaintiff also sought to enjoin the proposed offer. The case is styled as Gottlieb v. The Hallwood Group, Inc., et al, No. 9-05042, 134th Judicial District, Dallas County, Texas. The Company believes the claim is without merit. On June 17, 2009, Hallwood Financial announced that it had determined that it would not proceed with the offer.
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
     HPI and FEI intervened in the lawsuit and filed their respective complaints in intervention. Among the arguments advanced in the complaints in intervention is that the Company’s failure to fund $3,200,000 under the Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000. FEI generally claims that, in addition to not paying the $3,200,000, the Company defrauded FEI and tortiously interfered with its rights under the Acquisition and Farmout Agreement, and it seeks approximately $38,000,000 in additional damages. In their most recent amended complaint, HPI and the trustee for the creditors’ trust contend that the additional damage is at least $20,000,000 because they allege that the failure of the Company to fund the $3,200,000 caused FEI to not fund $20,000,000 due under the Farmout Agreement between Hallwood Energy and FEI. HPI and the trustee also assert that the Company is liable for exemplary damages of $100,000,000 on account of its failure to fund the last $3,200,000 under the Equity Support Agreement. Finally, in the second amended complaint, HPI and the trustee had named as additional defendants Hallwood Family (BVI) L.P., Hallwood Investments Limited, Hallwood Company Limited, the Hallwood

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2010 and 2009
(unaudited)
Trust, Hallwood Financial Limited and Brookwood Companies Incorporated contending that the additional defendants are liable to the plaintiffs under the remedy of substantive consolidation. On May 5, 2010, the Court dismissed with prejudice the substantive consolidation and abuse of the bankruptcy process claims against all parties, resulting in the Company remaining as the sole Defendant. In light of the Court’s disposition of the new theories advanced in the second amended complaint, the adversary proceeding is now styled as Ray Balestri, Trustee of the Hallwood Energy I Creditors’ Trust, as successor in interest to Hallwood Energy, L.P., Plaintiffs and FEI Shale L.P. and Hall Phoenix/Inwood LTD., Plaintiffs in Intervention vs. The Hallwood Group Incorporated, Defendant; Adversary No. 09-03082-SGJ. The parties participated in a Court-ordered mediation, held on July 8, 2010, but the parties were unable to reach a settlement of all or part of the lawsuit. Trial is currently scheduled to be conducted during the week of October 18, 2010.
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
     On July 30, 2010, Hallwood Energy’s trustee filed a complaint captioned Ray Balestri, Trustee of the Hallwood Energy I Creditor’s Trust v. Anthony J. Gumbiner, et al in the Dallas County Court at Law No. 4, No. CC-10-05212D. The other defendants include Bill Guzzetti, President of the Company, certain of Hallwood Energy’s former officers and directors, as well as outside legal counsel. The complaint alleges, among other things, claims against the defendants for breach of fiduciary duties, gross negligence and willful misconduct and seeks unspecified actual and exemplary damages. The Company believes that the allegations and claims are without merit and intends to defend the lawsuit and any future claims vigorously.
     Claims Filed by Company with Insurance Carrier for Directors’ and Officers’ Liability Insurance Policy. The Company has incurred significant legal fees and associated costs in connection with these actions. The Company has filed claims with the carrier for directors’ and officers’ liability insurance policies maintained by the Company. The policy has an aggregate limit of liability of $10,000,000 per annual policy period. The Company’s insurance carrier has indicated that it will reimburse the Company pursuant to the terms of its directors’ and officers’ liability insurance policies for a portion of these expenses, subject to a reservation of rights. The Company received reimbursement of legal fees and associated costs of approximately $820,000 in the six month period ended June 30, 2010, which is recorded in administrative and selling expenses. The insurance carrier has indicated that it will pay future legal fees and associated costs incurred on behalf of the Company directly to the service providers.
     Through June 30, 2010, the insurance carrier has also paid approximately $1,120,000 in reimbursement of legal fees and associated costs on behalf of other defendants in connection with the Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4 Ltd v The Hallwood Group Incorporated, et al matter.
     Significant additional costs in excess of insurance reimbursements have been incurred by the Company and on behalf of other defendants. The insurance carrier has agreed to pay a portion of the additional costs, but has not agreed to provide reimbursement of certain costs related to the adversary proceeding.
     Environmental Contingencies. A number of jurisdictions in which the Company or its subsidiaries operate have adopted laws and regulations relating to environmental matters. Such laws and regulations may require the Company to secure governmental permits and approvals and undertake measures to comply therewith. Compliance with the requirements imposed may be time-consuming and costly. While environmental considerations, by themselves, have not significantly affected the Company’s or its subsidiaries’ business to date, it is possible that such considerations may have a significant and adverse impact in the future. The Company and its subsidiaries actively monitor their environmental compliance and while certain matters currently exist, management is not aware of any compliance issues which will significantly impact the financial position, results of operations or cash flows of the Company or its subsidiaries.
     In August 2005, the Rhode Island Department of Health (“RIDOH”) issued a compliance order to Kenyon, alleging that Kenyon is a non-community water system and ordering Kenyon to comply with the RIDOH program for public water supply systems. Kenyon contested the compliance order and an administrative hearing was held in November 2005. No decision was ever rendered by RIDOH. However, by letter dated July 23, 2008, the United States Environmental Protection Agency (“EPA”) advised Kenyon that it is the EPA’s position that the Kenyon facility is a “Public Water System” and subject to regulation under the “Safe Drinking

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2010 and 2009
(unaudited)
Water Act”. As a result, in January 2009, Kenyon entered into a Consent Order with RIDOH agreeing to apply for a public water license and submit plans to comply with the aforementioned regulations. While Kenyon has complied with the terms of the Consent Order to apply for a public water license, the Company has decided to install a new water line and connect to the neighboring Shannock Water District water supply, at an estimated cost of $170,000. Once this is completed, Kenyon will no longer be regulated as a public water system nor will the Company be required to have a public water license. Completion is expected during 2011.
     In June 2007, the Rhode Island Department of Environmental Management (“RIDEM”) issued a Notice of Alleged Violation (“NOV”) to Kenyon, alleging that Kenyon violated certain provisions of its wastewater discharge permit and seeking an administrative penalty of $79,000. Kenyon filed an Answer and Request for Hearing in which it disputed certain allegations in the NOV and the amount of the penalty. An informal meeting was held with RIDEM in August 2007. Following settlement negotiations, a Consent Agreement was executed in June 2008. The Consent Agreement required the Company to pay a $5,000 fine and perform two Supplemental Environmental Projects (“SEPs”) at a cost of approximately $161,000. As of March 2009, one SEP had been completed. The Company is presently awaiting RIDEM approval of the engineering plans for the second SEP. Work on the second SEP began in July 2010 and is anticipated to be completed by November 2010.
     On July 20, 2010, RIDEM issued Kenyon a new Rhode Island Pollutant Discharge Elimination System (“RIPDES”) permit. This permit reauthorizes Kenyon’s existing wastewater discharges to the Pawcatuck River. The new permit contains certain lowered effluent limitations that Kenyon is not currently able to achieve. As is customary practice in these circumstances, Kenyon has filed an appeal and has requested a stay of the contested effluent limitations. It is expected that the contested limitations will be addressed through a Consent Agreement that will require Kenyon to undertake certain studies and investigations, the results of which may indicate a need for Kenyon to install additional wastewater treatment technologies and/or modify the way certain process wastewaters are managed at the site.
     Other Contingencies. In May 2009, one of Brookwood’s suppliers advised Brookwood that shipments to Brookwood during the period from September 2008 to April 2009 of a quantity of greige fabric from the supplier incorporated fiber in some yarn from their vendor that was not of domestic origin. The fabric in question was ordered to fill contracts in support of the United States military, was required to be domestic and is subject to the preference for domestic source required flow down provisions of the Department of Defense Supplement to the Federal Acquisition Regulations implementing the provisions of 10 USC 2533a. Brookwood’s suppliers have advised that the greige fabric containing the non-compliant yarn was supplied inadvertently to Brookwood in limited quantity. Brookwood determined that this yarn affects two of their greige products. Brookwood advised its affected customers and the United States military of this circumstance. Brookwood has resolved the issue with respect to one of the products and received payment at full value in 2009. Additionally, resolution on the second product with one of the procurement entities was achieved in July 2010 and efforts are continuing to structure resolution with the final entity. With the partial resolution on the second product, Brookwood anticipates that the trade receivable will be significantly reduced by the end of the 2010 third quarter. Brookwood believes it is likely to have complete resolution in 2010. It has not had and the Company does not believe it will have a material adverse effect on its financial position, results of operations or cash flows. The trade receivable balance at June 30, 2010 and December 31, 2009 includes approximately $4,900,000, which is the balance remaining related to this issue.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2010 and 2009
(unaudited)
Note 13 — Segments and Related Information
     The following represents the Company’s reportable segment operations for the three months and six months ended June 30, 2010 and 2009, respectively (in thousands):

	Textile
	Products	Other	Consolidated
Three months ended June 30, 2010
Total revenue from external sources	$47,927		$47,927

Operating income (loss)	$8,975	$(1,398)	$7,577
Other income (loss), net	(57)	5	(52)

Income (loss) before income taxes	$8,918	$(1,393)	$7,525

Three months ended June 30, 2009
Total revenue from external sources	$44,317		$44,317

Operating income (loss)	$7,739	$(1,908)	$5,831
Other income (loss), net	(55)	6	(49)

Income (loss) before income taxes	$7,684	$(1,902)	$5,782

Six months ended June 30, 2010
Total revenue from external sources	$95,077		$95,077

Operating income (loss)	$19,001	$(3,243)	$15,758
Other income (loss), net	(118)	6	(112)

Income (loss) before income taxes	$18,883	$(3,237)	$15,646

Six months ended June 30, 2009
Total revenue from external sources	$83,984		$83,984

Operating income (loss)	$13,598	$(2,987)	$10,611
Other income (loss), net	(127)	17	(110)

Income (loss) before income taxes	$13,471	$(2,970)	$10,501

     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2009 annual report. The total assets for the Company’s operating segments have not materially changed since the December 31, 2009 annual report.
Note 14 — Subsequent Events
     As further discussed in Note 6, the Company completed the redemption of its Series B Preferred Stock on July 20, 2010 for $1,000,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     General. The Company operates as a holding company. The principal remaining business is in the textile products industry, following the bankruptcy reorganization of its former Hallwood Energy, L.P. (“Hallwood Energy”) affiliate in 2009.
     Textile Products. In 2009 and 2010, the Company derived all of its operating revenues from the textile activities of its Brookwood Companies Incorporated (“Brookwood”) subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, cost, availability of supplies, its response to competition, its ability to generate new markets and products and the effect of global trade regulation. Although the Company’s textile activities have generated positive cash flow in recent years, there is no assurance that this trend will continue.
     While Brookwood has enjoyed substantial growth in its military business, there is no assurance that this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $35,293,000 and $69,950,000 for the 2010 second quarter and six month periods, respectively, were 10.2% and 15.8% higher than the comparable periods in 2009 of $32,036,000 and $60,430,000.
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
     On March 31, 2010, Kenyon was affected by the general flooding that took place in the State of Rhode Island and in particular from the Pawcatuck River. Kenyon was closed for a period of seven days after which it reinstituted production of unaffected production lines. Only certain production lines were affected and production capacity was restored within a few weeks. Brookwood has filed claims with its insurance carriers, through its Kenyon subsidiary, and is working closely with the carriers toward recovery of its losses. Brookwood recognized the $100,000 insurance policy deductible in the 2010 second quarter and has currently received from its carriers approximately 40% of its submitted claims. The flood did not have a material adverse effect upon the Company.
     In May 2010, Brookwood Laminating completed the purchase of its Connecticut production facility pursuant to the exercise of an option contained in its lease agreement. The purchase price of $3,200,000 was funded with operating cash flows.
     Energy. Hallwood Energy was a privately held independent oil and gas limited partnership and operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets.
     On March 1, 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets. On October 16, 2009, the Bankruptcy Court confirmed the plan or reorganization of the debtors.
     Refer to the section “Investments in Hallwood Energy” for a further description of the Company’s former energy activities, including the bankruptcy case.
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
     Results of Operations
     The Company reported net income for the 2010 second quarter of $4,796,000, compared to net income of $3,569,000 in 2009. Revenue for the 2010 second quarter was $47,927,000, compared to $44,317,000 in 2009.
     Net income for the 2010 six month period was $10,046,000, compared to net income of $6,523,000 in 2009. Revenue for the 2010 six month period was $95,077,000, compared to $83,984,000 in 2009.
     Revenues
     Textile products sales of $47,927,000 increased by $3,610,000, or 8.1%, in the 2010 second quarter, compared to $44,317,000 in 2009. Sales for the 2010 six month period increased by $11,093,000, or 13.2%, to $95,077,000, compared to $83,984,000 in 2009. The increases in the 2010 periods were principally due to an increase in sales of specialty fabric to U.S. military contractors as a result of increases in orders from the military to Brookwood’s customers, as well as increased sales in the commercial market segment, sail cloth and flag products. Military sales accounted for $35,293,000 and $69,950,000 in the 2010 second quarter and six month periods, respectively, compared to $32,036,000 and $60,430,000 in 2009. The military sales represented 73.6% and 72.3% of Brookwood’s net sales in the 2010 and 2009 second quarters, respectively, and 73.6% and 72.0% in the 2010 and 2009 six month periods, respectively. While the aforementioned flood at the Kenyon plant negatively affected production in the 2010 second quarter, the impact was not material.
     Sales Concentration. Brookwood has two customers who accounted for more than 10% of Brookwood’s sales during both the

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2010 and 2009 periods. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during both the 2010 and 2009 periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $16,592,000 and $35,769,000 in the 2010 second quarter and six month periods, respectively, compared to $11,491,000 and $23,365,000 in 2009. Sales to Tennier represented 34.6% and 25.9% of Brookwood’s net sales in the 2010 and 2009 second quarters, respectively, and 37.6% and 27.8% in the 2010 and 2009 six month periods, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales during both 2010 and 2009 periods. Its relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $4,448,000 and $10,079,000 in the 2010 second quarter and six month periods, respectively, compared to $8,328,000 and $14,999,000 in 2009. Sales to ORC represented 9.3% and 18.8% of Brookwood’s net sales in the 2010 and 2009 second quarters, respectively, and 10.6% and 17.9% in the 2010 and 2009 six month periods, respectively.
     Expenses
     Textile products cost of sales of $34,193,000 for the 2010 second quarter increased by $2,090,000, or 6.5%, compared to $32,103,000 in 2009. For the six month periods, textile products cost of sales of $66,866,000 for 2010 increased by $5,360,000, or 8.7%, compared to $61,506,000 in 2009. The 2010 increases principally resulted from material and labor costs associated with the higher sales volume, changes in product mix and utility costs, which increased 7.2% and 8.4% in the 2010 second quarter and six month periods compared to the 2009 periods. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network and associated manufacturer’s rebates. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
     The gross profit margin increased for the 2010 second quarter, 28.7% versus 27.6%, and for the 2010 six month period, 29.7% versus 26.8%. The higher gross profit margin was attributed to higher sales volumes, changes in product mix, and manufacturing efficiencies.
     Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Textile products	$4,759	$4,475	$9,210	$8,880
Corporate	1,398	1,908	3,243	2,987

Total	$6,157	$6,383	$12,453	$11,867

     Textile products administrative and selling expenses of $4,759,000 for the 2010 second quarter increased by $284,000, or 6.3%, from 2009. For the 2010 six months, selling and administrative expenses increased by $330,000, or 3.7%, compared to 2009. The increase for the 2010 second quarter from the 2009 quarter was primarily attributable to an increase in royalty costs of $178,000, the insurance deductible related to the aforementioned flood at the Kenyon plant of $100,000, an increase of $77,000 of employee related expenses (e.g. salaries and benefits) and $135,000 related to performance and other related payroll costs, and was partially offset by a decline in professional services of $167,000, principally legal fees. The increase for the 2010 six month period was primarily attributable to an increase in royalty costs of $178,000, the aforementioned insurance deductible of $100,000, an increase in employee related expenses of $173,000 and an increase of $405,000 related to performance and other related payroll costs, and was partially offset by a decline in professional services of $313,000.
     The textile products administrative and selling expenses include items such as payroll, professional fees, sales commissions, factor commissions, marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $275,000 and $433,000 for the three months and six months ended June 30, 2010 compared to $188,000 and $413,000 for the three months and six months ended June 30, 2009, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Corporate administrative expenses decreased $509,000, or 26.7%, for the 2010 second quarter, compared to 2009. For the 2010 six months, corporate expenses increased $256,000, or 8.6%, compared to 2009. The fluctuations were principally attributable to lower professional fees of $525,000 for the 2010 three month period and higher professional fees of $243,000 for the 2010 six month period, respectively. The decline in professional fees during the 2010 second quarter was principally attributable to the reimbursement of previously expensed legal fees from the insurance carrier for the Company’s directors’ and officers’ liability insurance policy for costs related to the Hallwood Energy litigation matters.
     Other Income (Loss)
     Interest expense was $57,000 and $118,000 in the 2010 second quarter and six month periods, respectively, compared to $55,000 and $127,000 in the 2009 periods. Interest expense principally relates to Brookwood’s Key Bank revolving credit facility. The decreases in interest expense were due to a decline in the average outstanding loan amount, partially offset by higher average interest rates.
     Interest and other income was $5,000 and $6,000 in the 2010 second quarter and six month periods, respectively, compared to $6,000 and $17,000 in 2009. The 2010 decreases were principally due to reduced interest income earned on lower balances of cash and cash equivalents and lower interest rates.
     Income Taxes
     Following is a schedule of income tax expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Federal
Current	$2,447	$62	$5,005	$62
Deferred	—	1,776	—	3,298

Sub-total	2,447	1,838	5,005	3,360
State
Current	282	375	595	618
Deferred	—	—	—	—

Sub-total	282	375	595	618

Total	$2,729	$2,213	$5,600	$3,978

     At June 30, 2010, the net deferred tax asset was attributable to temporary differences that upon reversal, could be utilized to offset income from operations, and state tax credits. The statutory federal tax rate in both periods was 35%, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
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
     Hallwood Energy was a privately held independent oil and gas limited partnership and operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. Certain of the Company’s officers and directors were investors in Hallwood Energy. In addition, as a former member of management of Hallwood Energy, one officer of the Company held a profit interest in Hallwood Energy that was also extinguished in the bankruptcy.

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
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Consulting fees	$249	$249	$498	$498
Office space and administrative services	57	78	130	135
Travel and other expenses	72	34	90	62

Total	$378	$361	$718	$695

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
ownership percentage in the affiliated entities, through the utilization of the equity method of accounting. HIL or Mr. Gumbiner received no compensation from these affiliated entities in 2010 or 2009.
     HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. The Company pays certain common general and administrative expenses and charges the companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended June 30, 2010 and 2009, these companies reimbursed the Company $26,000 and $18,000, respectively, for such expenses. For the six months ended June 30, 2010 and 2009, these companies reimbursed the Company $54,000 and $36,000, respectively.
     Hallwood Financial Limited. Hallwood Financial Limited (“Hallwood Financial”), a corporation associated with Mr. Gumbiner, announced on April 20, 2009 that it had advised the Company’s Board of Directors that it intended to make an offer to acquire all of the outstanding common stock of the Company not already beneficially owned by Hallwood Financial. On June 17, 2009, Hallwood Financial announced that it had determined that it would not proceed with the offer.
     Hallwood Energy. Prior to July 31, 2009, Hallwood Energy shared common offices, facilities and certain staff in the Company’s Dallas office with the Company and Hallwood Energy was obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the three months and six months ended June 30, 2009, Hallwood Energy reimbursed the Company $62,000 and $115,000 for such expenses, respectively. Hallwood Energy completed its move from the office space by July 31, 2009 and no longer shares such expenses.
     Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of June 30, 2010 (in thousands):

	Payments Due During the Year Ending December 31,
	2010*	2011	2012	2013	2014	Thereafter	Total
Contractual Obligations
Long term debt	$—	$3,000	$—	$—	$—	$—	$3,000
Redeemable preferred stock	1,000	—	—	—	—	—	1,000
Operating leases	311	602	520	364	364	576	2,737

Total	$1,311	$3,602	$520	$364	$364	$576	$6,737

*	For the six months ending December 31, 2010.
     Interest costs associated with the Company’s debt, which bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the renewal of the revolving credit facility at its loan balance as of June 30, 2010, are $47,000 for the six months ending December 31, 2010 and $93,000 for each the years ending December 31, 2011 through December 31, 2014, respectively.
     Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,956,000 at June 30, 2010). The base amount will fluctuate in accordance with a formula that increases by the annual amount of the dividend on the preferred stock accrued, currently $1,823,000, and decreases by the amount of the cash dividends actually paid. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control

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
     Financial Covenants
     The principal ratios, required to be maintained under Brookwood’s Working Capital Revolving Credit Facility for the last four quarters are provided below:

		Quarters Ended
		June 30,	March 31,	December 31,	September 30,
Description	Requirement	2010	2010	2009	2009
Total debt to tangible net worth	must be less than ratio of 1.50	0.46	0.55	0.66	0.82
Total funded debt to EBITDA	must be less than ratio of 2.00	0.07	0.14	0.19	N/A
Net income	must exceed $1	Yes	Yes	Yes	Yes
     Brookwood was in compliance with its loan covenants under the Working Capital Revolving Credit Facility for the first two quarters in 2010 and for December 31, 2009 and all interim periods in 2009.
     In connection with the renewal of the Working Capital Revolving Credit Facility in October 2009, an additional covenant was added that provides for a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), for the trailing four quarters, ratio of not greater than 2.00 to be calculated on a quarterly basis, commencing December 31, 2009.
     Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the loan covenants in the Working Capital Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $58,906,000 and $48,821,000 as of June 30, 2010 and December 31, 2009, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Liquidity and Capital Resources
     General. The Company, through its Brookwood subsidiary, principally operates in the textile products and segment and, until Hallwood Energy’s bankruptcy reorganization in 2009, the energy business segment. The Company’s cash position increased by $2,558,000 during the 2010 six month period to $10,396,000 as of June 30, 2010. The principal source of cash in the 2010 six month period was $11,152,000 provided by operations. The primary uses of cash were $5,144,000 for property, plant and equipment, principally at Brookwood (including $3,200,000 for the purchase of the Connecticut production facility), and $3,450,000 for net repayment of bank borrowings.
     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the military, consumer, industrial and medical markets. Brookwood maintains a $25,000,000 Working Capital Revolving Credit Facility with Key Bank. The facility has a maturity date of January 31, 2011. At June 30, 2010, Brookwood had approximately $21,879,000 of unused borrowing capacity on its Working Capital Revolving Credit Facility. Brookwood is in discussions to renew or replace the credit facility prior to the maturity date.
     Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval. Brookwood continues to monitor its factors and the effect the current economic conditions may have upon Brookwood’s factors that cannot be determined at this time. As of August 12, 2010, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements. On March 23, 2010, GMAC Commercial Finance, one of Brookwood’s factors, entered into an agreement to sell substantially all of its factoring portfolio to Wells Fargo Bank, N.A., also one of Brookwood factors. Brookwood was notified of the sale by both factors in April and has been in communication with the factors. Brookwood is closely monitoring the effect of the merger.
     Brookwood paid cash dividends to the Company of $2,000,000 and $2,500,000 in the 2010 and 2009 six month period, respectively, and $4,500,000 for all of 2009. In addition, Brookwood made tax sharing payments to the Company of $5,939,000 and $2,627,000 in the 2010 and 2009 six month period, respectively, and $7,751,000 for all of 2009 under its tax sharing agreement. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued profitability and compliance with its loan covenants contained in the Working Capital Revolving Credit Facility. Brookwood’s total debt to total tangible net worth ratio of 0.46 at June 30, 2010 was reduced from 0.66 at December 31, 2009, principally due to its profitable operations during the 2010 six month period, and was substantially below the maximum allowable ratio of 1.50. In connection with the renewal of the Working Capital Revolving Credit Facility in October 2009, an additional covenant was added that provides for a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), for the trailing four quarters, ratio of not greater than 2.00 to be calculated on a quarterly basis, commencing December 31, 2009. The total funded debt to EBITDA ratio was 0.07 and 0.19 at June 30, 2010 and December 31, 2009, respectively, which was substantially below the maximum allowable ratio.
     Brookwood continuously evaluates opportunities to reduce production costs and expand its manufacturing capacity and portfolio of products. Accordingly, Brookwood incurs capital expenditures to pursue such opportunities, as well as for environmental and safety compliance, building upgrades, energy efficiencies, and various strategic objectives. In the 2010 six month period and for all of 2009, Brookwood met its capital expenditure and equipment maintenance requirements from its operating cash flows and availability under its Working Capital Revolving Credit Facility. There were no material capital commitments as of June 30, 2010. It is anticipated that Brookwood’s future capital expenditure projects will be funded from operations and, if necessary, availability under its Working Capital Revolving Credit Facility Brookwood estimates its 2010 capital expenditures will be within a range of $3,500,000 to $4,500,000, excluding the purchase of the Brookwood Laminating production facility. In May 2010, Brookwood Laminating completed the purchase of its Connecticut production facility pursuant to the exercise of an option contained in its lease agreement. The purchase price of $3,200,000 was funded with operating cash flows.
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
     The Company and its subsidiaries are involved in a number of litigation matters. Although the Company does not believe that the results of any of these matters are likely to have a material adverse effect on its financial position, results of operations or cash flows, it is possible that any of these matters could result in material liability to the Company. In addition, the Company has spent and will continue to spend significant amounts in professional fees and associated costs in connection with these matters.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Forward-Looking Statements
     In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in the Company’s Form 10-K for the year ended December 31, 2009 in Item 1A – Risk Factors. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

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

THE HALLWOOD GROUP INCORPORATED
Dated: August 13, 2010	By:	/s/ Richard Kelley
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