Form 10-Q
period 2010-09-30
Hallwood Group Inc
filed 2010-11-12
CIK 355766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010

Common Stock, $0.10 par value per share	1,525,166 shares

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$16,317	$7,838
Accounts receivable, net
Factors	17,017	26,375
Trade and other	11,360	11,800
Related parties	21	35
Inventories, net	20,969	23,592
Deferred income tax, net	796	970
Prepaids, deposits and other assets	602	612
Prepaid state income taxes	489	—

	67,571	71,222

Noncurrent Assets
Property, plant and equipment, net	20,280	16,342
Deferred income tax, net	728	728
Other assets	148	148
Investments in Hallwood Energy, net	—	—

	21,156	17,218

Total Assets	$88,727	$88,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$10,212	$14,477
Accrued expenses and other current liabilities	4,864	6,645
Payable — contingent additional investment in Hallwood Energy	3,201	3,201
Income taxes payable	1,406	1,076
Redeemable preferred stock	—	1,000
Current portion of loans payable	—	—

	19,683	26,399

Noncurrent Liabilities
Long term portion of loans payable	3,000	6,450

Total Liabilities	22,683	32,849

Contingencies and Commitments (Note 12)

Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods; outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	27,508	17,055
Treasury stock, 870,939 shares for both periods; at cost	(13,404)	(13,404)

Total Stockholders’ Equity	66,044	55,591

Total Liabilities and Stockholders’ Equity	$88,727	$88,440

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Revenues
Textile products sales	$131,848	$128,166

Expenses
Textile products cost of sales	95,498	93,322
Administrative and selling expenses	19,636	17,988

	115,134	111,310

Operating income	16,714	16,856

Other Income (Loss)
Interest expense	(207)	(171)
Interest and other income	8	33

	(199)	(138)

Income before income taxes	16,515	16,718
Income tax expense	6,062	6,127

Net Income	$10,453	$10,591

Net Income Per Common Share
Basic	$6.85	$6.94

Diluted	$6.85	$6.94

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2010	2009

Revenues
Textile products sales	$36,771	$44,182

Expenses
Textile products cost of sales	28,454	31,816
Administrative and selling expenses	7,361	6,121

	35,815	37,937

Operating income	956	6,245

Other Income (Loss)
Interest expense	(89)	(44)
Interest and other income	2	16

	(87)	(28)

Income before income taxes	869	6,217
Income tax expense	462	2,149

Net Income	$407	$4,068

Net Income Per Common Share
Basic	$0.27	$2.67

Diluted	$0.27	$2.67

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net Income	$407	$4,068	$10,453	$10,591

Other Comprehensive Income (Loss)
None	—	—	—	—

Comprehensive Income	$407	$4,068	$10,453	$10,591

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity

Balance, January 1, 2010	2,396	$240	$51,700	$17,055	871	$(13,404)	$55,591
Net income	—	—	—	10,453	—	—	10,453

Balance, September 30, 2010	2,396	$240	$51,700	$27,508	871	$(13,404)	$66,044

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,453	$10,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,684	1,712
Provision for obsolete inventory	219	384
Deferred tax expense	174	4,198
Provision for doubtful accounts and factor dilution	—	137
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	9,812	(15,693)
Increase (decrease) in accounts payable	(3,999)	4,804
(Increase) decrease in inventories	2,404	(1,444)
Increase (decrease) in accrued expenses and other current liabilities	(1,553)	82
Net change in income taxes receivable/payable	(159)	1,003
Net change in other assets and liabilities	10	291

Net cash provided by operating activities	19,045	6,065

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property, plant and equipment, net	(6,116)	(1,578)

Net cash used in investing activities	(6,116)	(1,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	11,745	38,032
Repayments of revolving credit facility	(15,195)	(39,440)
Redemption of redeemable preferred stock	(1,000)	—
Repayments of other bank borrowings and loans payable	—	(27)

Net cash used in financing activities	(4,450)	(1,435)

INCREASE IN CASH AND CASH EQUIVALENTS	8,479	3,052

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,838	6,016

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,317	$9,068

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 and 2009
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
     Textile Products. Textile products operations are conducted through the Company’s wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood has two principal subsidiaries at September 30, 2010:
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
     Consolidation Policy. The Company’s Brookwood subsidiary operates on a 5-4-4 accounting cycle with its months always ending on a Saturday for accounting purposes, while the parent company, The Hallwood Group Incorporated, operates on a traditional fiscal month accounting cycle. For purposes of the year-end financial statements the Brookwood cycle always ends on December 31, however, quarterly interim financial statements may not correspond to the fiscal quarter-end. The Company’s condensed consolidated financial statements as of September 30, 2010 and 2009 include Brookwood’s operations through September 25, 2010 and September 26, 2009, respectively. Estimated operating results of Brookwood for the intervening periods to September 30, 2010 and 2009, respectively, are provided below (in thousands):

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 and 2009
(unaudited)

	Amounts in Intervening Periods
	Nine Months Ended September 30,
	2010	2009
	(four business days)	(three business days)

Textile products sales	$2,293	$823
Textile products costs of sales	1,780	604
Administrative and selling expenses	404	293
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
Note 2—Inventories
     All inventories relate to Brookwood. Inventories as of the balance sheet dates were as follows (in thousands):

	September 30,	December 31,
	2010	2009

Raw materials	$5,630	$5,839
Work in progress	6,178	8,703
Finished goods	10,764	10,434

	22,572	24,976
Less: Obsolescence reserve	(1,603)	(1,384)

Total	$20,969	$23,592

Note 3 — Operations of Brookwood Companies Incorporated
     Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval.
     Brookwood continues to monitor its factors and the effect the current economic conditions may have upon their ability to fulfill their obligations to Brookwood in a timely manner. As of November 12, 2010, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.
     Trade receivables were $10,885,000 and $11,427,000 at September 30, 2010 and December 31, 2009, which were net of an allowance for doubtful accounts of $267,000 and $155,000, respectively. The trade receivable balance at September 30, 2010 and December 31, 2009 included approximately $4,900,000, which was the balance remaining related to fabric sold in two products to a Brookwood customer that supplies the U.S. military for which payment has been delayed due to a pending compliance issue (see also Note 12). Brookwood resolved the issue with respect to one of the products and received payment at full value in 2009. Additionally, resolution on the second product with one of the procurement entities was achieved in July 2010 and Brookwood

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 and 2009
(unaudited)
received payment at full value of $3,242,000 in October 2010. Efforts are continuing to structure a resolution with the final procurement entity and Brookwood believes it is likely to collect the remaining amount due of approximately $1,600,000 following resolution of the remaining issues.
     Sales Concentration. Brookwood has two customers who accounted for more than 10% of Brookwood’s sales in the 2010 and 2009 periods. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during both the 2010 and 2009 periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $8,296,000 and $44,064,000 in the 2010 third quarter and nine month periods, respectively, compared to $16,933,000 and $40,298,000 in 2009. Sales to Tennier represented 22.6% and 38.3% of Brookwood’s net sales in the 2010 and 2009 third quarters, respectively, and 33.4% and 31.4% in the 2010 and 2009 nine month periods, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2009. Its relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $2,583,000 and $12,662,000 in the 2010 third quarter and nine month periods, respectively, compared to $3,926,000 and $18,925,000 in 2009. Sales to ORC represented 7.0% and 8.9% of Brookwood’s net sales in the 2010 and 2009 third quarters, respectively, and 9.6% and 14.8% in the 2010 and 2009 nine month periods, respectively.
     Military sales accounted for $23,295,000 and $93,246,000 in the 2010 third quarter and nine month periods, respectively, compared to $32,415,000 and $92,845,000 in 2009. The military sales represented 63.4% and 73.4% of Brookwood’s net sales in the 2010 and 2009 quarters, respectively, and 70.7% and 72.4% in the 2010 and 2009 nine month periods, respectively.
     Flood at Kenyon Facility. On March 31, 2010, Kenyon was affected by the general flooding that took place in the State of Rhode Island and in particular from the Pawcatuck River. Kenyon was closed for a period of seven days after which it reinstituted production of unaffected production lines. Only certain production lines were affected and production capacity was restored within a few weeks. Brookwood has filed claims with its insurance carriers, through its Kenyon subsidiary, and is working closely with the carriers toward recovery of its losses. Brookwood recognized the $100,000 insurance policy deductible in the 2010 second quarter and has received from its carriers approximately 77% of its submitted building and contents claims of $1,304,000 and anticipates recovery of the remaining claim, subject to final review by the insurance carrier, by December 31, 2010. Brookwood has also filed a claim under its business interruption insurance policy, however, the status of the claim is uncertain.
     Purchase of Connecticut Production Facility. In May 2010, Brookwood Laminating completed the purchase of its Connecticut production facility pursuant to the exercise of an option contained in its lease agreement. The purchase price of $3,200,000 was funded with operating cash flows.
     Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At September 30, 2010, cumulative dividends in arrears on the preferred stock amounted to approximately $456,000.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,956,000 at September 30, 2010). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 and 2009
(unaudited)
Note 4 — Investments in Hallwood Energy, L.P.
     Investments in Hallwood Energy as of the balance sheet dates were as follows (in thousands):

	As of September 30, 2010			Amount at
	Percent			which carried at
	of Class			September 30,	December 31,
Description	Owned		Cost	2010	2009

- Class A limited partner interest	—	(a)	$50,384	$—	$—
- Class C limited partner interest	—	(a)	11,084	—	—
- General partner interest	—	(a)	13	—	—
- First Convertible Note	17	%(b)	5,000	—	—
- Second Convertible Note
Cash investment	96	%(b)	9,300	—	—
Less: portion invested by third parties			(380)	—	—
Contingent commitment to invest additional funds			3,200	—	—

			$78,601	$—	$—

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
Nine Months Ended September 30, 2010 and 2009
(unaudited)
total amount of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances, in return for which Hallwood Energy would issue its Second Convertible Notes. The Company loaned $4,300,000 to Hallwood Energy during September 2008 pursuant to the Equity Support Agreement.
     An obligation and related additional equity loss were recorded in 2008 to the extent of the Company’s contingent commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in accordance with generally accepted accounting principles. Subject to certain defenses raised by the Company, the remaining commitment amount under the Equity Support Agreement was $3,201,000 at September 30, 2010 and an adversary proceeding is pending against the Company demanding that the Company fund the additional $3,201,000.
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
Note 5 — Loans Payable
     Loans payable, all of which relate to Brookwood, at the balance sheet dates were as follows (in thousands):

	September 30,	December 31,
	2010	2009

Working Capital Revolving Credit Facility	$3,000	$6,450
Current portion	—	—

Noncurrent portion	$3,000	$6,450

     Working Capital Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $25,000,000 with Key Bank National Association (the “Working Capital Revolving Credit Facility”). In October 2009, Brookwood entered into an amendment to this facility to extend the term to January 31, 2011, with an increase in the interest rate, at Brookwood’s option, of Key Bank’s Base Rate, typically prime rate, + 1.25% or LIBOR + 2.75%. Previously the facility had a maturity date of January 31, 2010 and an interest rate, at Brookwood’s option, of Prime, or LIBOR + 1.25% - 1.75%. Borrowings are collateralized by all accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The interest rate was a blended rate of 3.02% and 3.32% at September 30, 2010 and December 31, 2009, respectively. The outstanding balance was $3,000,000 at September 30, 2010 and Brookwood had $21,879,000 of borrowing availability under this facility, which is net of a standby letter of credit for $121,000.
     Renewal of Credit Facility. On September 30, 2010, Brookwood entered into an amendment of the Working Capital Revolving Credit Facility, to extend the term to January 31, 2014. The interest rate payable on the facility is dependent on the leverage ratio, as defined, and can vary from LIBOR + 1.50% - 2.00% and Key Bank’s Base Rate, typically prime rate + 0.50% - 1.00%, at Brookwood’s option. The principal amount of $25,000,000 and the loan covenants were not changed.
     Equipment Term Loans. Brookwood had a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank. In connection with the October 2009 renewal of the Working Capital Revolving Credit Facility, the revolving equipment credit facility was not renewed. Brookwood repaid the facility in the 2009 third quarter.
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
Nine Months Ended September 30, 2010 and 2009
(unaudited)
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
     Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the Key Bank loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $60,470,000 and $48,821,000 as of September 30, 2010 and December 31, 2009, respectively.
Note 6 — Redeemable Preferred Stock
     The Company’s board of directors adopted a resolution on March 9, 2010 providing for the redemption of the Series B Preferred Stock, at $4.00 per share, on or before July 20, 2010, the mandatory redemption date, in the total amount of $1,000,000. The Company completed the redemption on July 20, 2010 and the Series B Preferred Stock was canceled on the stock records of the Company. As of the redemption date, the holders of the Series B Preferred Stock had no continuing rights as stockholders of the Company, other than the right to receive payment of the redemption value.
Note 7 — Stockholders’ Equity
     Stock Options. At September 30, 2010, there were no outstanding stock options. The Company’s former stock option plan terminated in 2005 and no stock options are available for issuance.
Note 8 — Income Taxes
     Following is a schedule of the income tax expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Federal
Current	$152	$1,198	$5,157	$1,260
Deferred	174	899	174	4,197

Sub-total	326	2,097	5,331	5,457

State
Current	136	332	731	950
Deferred	—	—	—	—

Sub-total	136	332	731	950

Foreign
Current	—	(280)	—	(280)

Total	$462	$2,149	$6,062	$6,127

     The net deferred tax asset was $1,524,000 and $1,698,000 at September 30, 2010 and December 31, 2009, respectively. The deferred tax asset at September 30, 2010 was comprised of $1,099,000 attributable to temporary differences (including $1,120,000 associated with the Company’s investment in Hallwood Energy) and $425,000 of state tax credits. The deferred tax asset at December 31, 2009 was comprised of $1,273,000 attributable to temporary differences and $425,00 of state tax credits. The statutory federal tax rate in both periods was 35% while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 and 2009
(unaudited)
     The income tax payable (net) of $917,000 and $1,076,000 at September 30, 2010 and December 31, 2009, respectively, includes estimated amounts due to or from the U.S. federal government and various state tax agencies. For 2009, the Company fully utilized its remaining federal net operating loss carryforward and alternative minimum tax credits when completing the Company’s 2009 U.S. income tax return, which was filed in September 2010, and reported taxable income of approximately $16,839,000 for the year ended December 31, 2009, principally attributable to operating income from Brookwood.
Note 9 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

	Nine Months Ended
	September 30,
Description	2010	2009

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures in accounts payable:
Amount at end of period	$234	$8

Supplemental disclosures of cash payments:

Income taxes paid	$6,061	$879
Interest paid	181	152
Note 10 — Computation of Income (Loss) Per Common Share
     The following table reconciles weighted average shares outstanding from basic to diluted methods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description	2010	2009	2010	2009

Weighted Average Shares Outstanding
Basic	1,525	1,525	1,525	1,525
Potential shares from assumed exercise of stock options	—	—	—	—
Potential repurchase of shares from stock option proceeds	—	—	—	—

Diluted	1,525	1,525	1,525	1,525

Net Income
Basic and diluted	$407	$4,068	$10,453	$10,591

     For the three months and nine months ended September 30, 2010 and 2009, there were no outstanding stock options. No shares were excluded from the calculation of diluted earnings per share.
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
Nine Months Ended September 30, 2010 and 2009
(unaudited)
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
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Consulting fees	$249	$249	$747	$747
Office space and administrative services	62	24	192	160
Travel and other expenses	20	85	110	147

Total	$331	$358	$1,049	$1,054

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
     HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. The Company pays certain common general and administrative expenses and charges the companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended September 30, 2010 and 2009, these companies reimbursed the Company $28,000 and $19,000, respectively, for such expenses. For the nine months ended September 30, 2010 and 2009, these companies reimbursed the Company $82,000 and $55,000, respectively.
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
     Hallwood Energy. Prior to July 31, 2009, Hallwood Energy shared common offices, facilities and certain staff in its Dallas office with the Company and Hallwood Energy was obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the three months and nine months ended September 30, 2009, Hallwood Energy reimbursed the Company $9,000 and $124,000 for such expenses, respectively. Hallwood Energy completed its move from the office space by July 31, 2009 and no longer shares such expenses.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 and 2009
(unaudited)
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
Nine Months Ended September 30, 2010 and 2009
(unaudited)
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
     HPI and FEI intervened in the lawsuit and filed their respective complaints in intervention. Among the arguments advanced in the complaints in intervention is that the Company’s failure to fund $3,200,000 under the Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000. FEI generally claims that, in addition to not paying the $3,200,000, the Company defrauded FEI and tortiously interfered with its rights under the Acquisition and Farmout Agreement, and it seeks approximately $38,000,000 in additional damages. In their most recent amended complaint, HPI and the trustee for the creditors’ trust contend that the additional damage is at least $20,000,000 because they allege that the failure of the Company to fund the $3,200,000 caused FEI to not fund $20,000,000 due under the Farmout Agreement between Hallwood Energy and FEI. HPI and the trustee also assert that the Company is liable for exemplary damages of $100,000,000 on account of its failure to fund the last $3,200,000 under the Equity Support Agreement. Finally, in the second amended complaint, HPI and the trustee had named as additional defendants Hallwood Family (BVI) L.P., Hallwood Investments Limited, Hallwood Company Limited, the Hallwood Trust, Hallwood Financial Limited and Brookwood Companies Incorporated contending that the additional defendants are liable to the plaintiffs under the remedy of substantive consolidation. On May 5, 2010, the Court dismissed with prejudice the substantive consolidation and abuse of the bankruptcy process claims against all parties, resulting in the Company remaining as the sole Defendant. In light of the Court’s disposition of the theories advanced in the second amended complaint, the adversary proceeding is now styled as Ray Balestri, Trustee of the Hallwood Energy I Creditors’ Trust, as successor in interest to Hallwood Energy, L.P., Plaintiffs and FEI Shale L.P. and Hall Phoenix/Inwood LTD., Plaintiffs in Intervention vs. The Hallwood Group Incorporated, Defendant; Adversary No. 09-03082-SGJ. The parties participated in a Court-ordered mediation, held on July 8, 2010, but the parties were unable to reach a settlement of all or part of the lawsuit. The trial began during the week of October 18, 2010 and is scheduled to resume for three days in November 2010 and four days in December 2010, to the extent those dates are necessary.
     On August 3, 2009, the Company was served with a complaint in Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4, Ltd. v. The Hallwood Group Incorporated, et al. filed in the 298th District of Texas, No. 09-09551. The other defendants include Anthony J. Gumbiner, the Chairman and Chief Executive Officer of the Company, Bill Guzzetti, the President of the Company, certain affiliates of Mr. Gumbiner and certain officers of Hallwood Energy. The complaint alleges that the defendants defrauded plaintiffs in connection with plaintiffs acquiring interests in and providing loans to Hallwood Energy and seeks unspecified actual and exemplary damages. On November 5, 2010, this case was removed to the United States Bankruptcy Court for the Northern District of Texas, Dallas Division.
     On July 30, 2010, Hallwood Energy’s trustee filed a complaint captioned Ray Balestri, Trustee of the Hallwood Energy I Creditor’s Trust v. Anthony J. Gumbiner, et al in the Dallas County Court at Law No. 4, No. CC-10-05212D. The other defendants include certain current and former directors, officers and employees of the Company, certain of Hallwood Energy’s former officers and directors, as well as outside legal counsel. The complaint alleges, among other things, claims against the defendants for breach of fiduciary duties, gross negligence and willful misconduct and seeks unspecified actual and exemplary damages. The Company believes that the allegations and claims are without merit and intends to defend the lawsuit and any future claims vigorously. This case has been removed to the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03263, but is subject to a pending motion to remand filed by the plaintiff.
     Claims Filed by Company with Insurance Carrier for Directors’ and Officers’ Liability Insurance Policy. The Company has incurred significant legal fees and associated costs in connection with these actions. The Company has filed claims with the carrier for directors’ and officers’ liability insurance policies maintained by the Company. The policy has an aggregate limit of liability of $10,000,000 per annual policy period. The Company’s insurance carrier indicated that it would reimburse the Company pursuant to the terms of its directors’ and officers’ liability insurance policies for a portion of these expenses, subject to a reservation of rights. The Company received reimbursement of legal fees and associated costs of approximately $820,000 in the nine month period ended September 30, 2010, which were recorded as expense recoveries in administrative and selling expenses. Additionally, through September 30, 2010, the insurance carrier also paid approximately $1,120,000 in reimbursement of legal fees and associated costs

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 and 2009
(unaudited)
on behalf of other defendants in connection with the Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4 Ltd v The Hallwood Group Incorporated, et al matter. The insurance carrier had indicated that it would pay future legal fees and associated costs incurred on behalf of the Company directly to the service providers.
     Significant additional costs in excess of insurance reimbursements have been incurred by the Company and on behalf of other defendants for the three months and nine months ended September 30, 2010. On August 17, 2010, the insurance carrier informed the Company of a change in its coverage position whereby coverage was denied in reliance on the “insured vs. insured” exclusion in the policy. The Company believes it has demonstrated that the exclusion does not apply and has made demand that the insurance carrier provide coverage for these actions. In November 2010, the insurance carrier informally agreed to pay the previously unreimbursed defense costs of the Company and another insured party, in exchange for an agreement not to initiate a coverage lawsuit if the carrier performs promptly. The Company is awaiting performance by the carrier and will continue to forbear from initiating a coverage lawsuit if the carrier performs promptly.
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
     In August 2005, the Rhode Island Department of Health (“RIDOH”) issued a compliance order to Kenyon, alleging that Kenyon is a non-community water system and ordering Kenyon to comply with the RIDOH program for public water supply systems. Kenyon contested the compliance order and an administrative hearing was held in November 2005. No decision was ever rendered by RIDOH. However, by letter dated July 23, 2008, the United States Environmental Protection Agency (“EPA”) advised Kenyon that it is the EPA’s position that the Kenyon facility is a “Public Water System” and subject to regulation under the “Safe Drinking Water Act”. As a result, in January 2009, Kenyon entered into a Consent Order with RIDOH agreeing to apply for a public water license and submit plans to comply with the aforementioned regulations. While Kenyon has complied with the terms of the Consent Order to apply for a public water license, the Company has decided to install a new water line and connect to the neighboring Shannock Water District water supply, at an estimated cost of $170,000. Once this is completed, Kenyon will no longer be regulated as a public water system nor will the Company be required to have a public water license. Work on the installation of the new water line began in October 2010. The tie-in to the Shannock Water District water supply is expected to be completed during late 2010 or early 2011.
     In June 2007, the Rhode Island Department of Environmental Management (“RIDEM”) issued a Notice of Alleged Violation (“NOV”) to Kenyon, alleging that Kenyon violated certain provisions of its wastewater discharge permit and seeking an administrative penalty of $79,000. Kenyon filed an Answer and Request for Hearing in which it disputed certain allegations in the NOV and the amount of the penalty. An informal meeting was held with RIDEM in August 2007. Following settlement negotiations, a Consent Agreement was executed in June 2008. The Consent Agreement required the Company to pay a $5,000 fine and perform two Supplemental Environmental Projects (“SEPs”) at a cost of approximately $161,000. As of March 2009, one SEP had been completed. Work on the second SEP began in July 2010 and was completed as of the end of October 2010. Kenyon expects to receive a written confirmation from RIDEM acknowledging that Kenyon has satisfied all of the requirements of the 2008 Consent Agreement, in full settlement of the issue.
     On July 20, 2010, RIDEM issued Kenyon a new Rhode Island Pollutant Discharge Elimination System (“RIPDES”) permit. This permit reauthorizes Kenyon’s existing wastewater discharges to the Pawcatuck River. The new permit contains certain lowered effluent limitations that Kenyon is not currently able to achieve. As is customary practice in these circumstances, Kenyon has filed an appeal and has requested a stay of the contested effluent limitations. It is expected that the contested limitations will be addressed through a Consent Agreement that will require Kenyon to undertake certain studies and investigations, the results of which may indicate a need for Kenyon to install additional wastewater treatment technologies and/or modify the way certain process wastewaters are managed at the site. On September 24, 2010, RIDEM granted Kenyon’s request for a stay and established a date for a formal hearing in regards to Kenyon’s appeal of the contested effluent limitations. As of November 2010, Kenyon and RIDEM were negotiating the terms of a Consent Agreement that will establish interim effluent limitations and set a schedule for the subsequent steps to be undertaken by Kenyon in an effort to achieve the contested effluent limitations.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 and 2009
(unaudited)
     Other Contingencies. In May 2009, one of Brookwood’s suppliers advised Brookwood that shipments to Brookwood during the period from September 2008 to April 2009 of a quantity of greige fabric from the supplier incorporated some fiber that was not of domestic origin in some yarn from the vendor. The fabric in question was ordered to fill contracts in support of the United States military, was required to be domestic and is subject to the preference for domestic source required flow down provisions of the Department of Defense Supplement to the Federal Acquisition Regulations implementing the provisions of 10 USC 2533a. Brookwood’s suppliers have advised that the greige fabric containing the non-compliant yarn was supplied inadvertently to Brookwood in limited quantity. Brookwood determined that this yarn affects two of their greige products. Brookwood advised its affected customers and the United States military of this circumstance. Brookwood resolved the issue with respect to one of the products and received payment at full value in 2009. Additionally, resolution on the second product with one of the procurement entities was achieved in July 2010 and Brookwood received payment at full value of $3,242,000 in October 2010. Efforts are continuing to structure a resolution with the final procurement entity and Brookwood believes it is likely to collect the remaining amount due following resolution of the remaining issues. The trade receivable balance at September 30, 2010 and December 31, 2009 included approximately $4,900,000 related to this issue. Following the October 2010 payment, the remaining balance due is approximately $1,600,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 and 2009
(unaudited)
Note 13 — Segments and Related Information
     The following represents the Company’s reportable segment operations for the three months and nine months ended September 30, 2010 and 2009, respectively (in thousands):

	Textile
	Products	Other	Consolidated
Three months ended September 30, 2010
Total revenue from external sources	$36,771		$36,771

Operating income (loss)	$4,063	$(3,107)	$956
Other income (loss), net	(56)	(31)	(87)

Income (loss) before income taxes	$4,007	$(3,138)	$869

Three months ended September 30, 2009
Total revenue from external sources	$44,182		$44,182

Operating income (loss)	$8,125	$(1,880)	$6,245
Other income (loss), net	(44)	16	(28)

Income (loss) before income taxes	$8,081	$(1,864)	$6,217

Nine months ended September 30, 2010
Total revenue from external sources	$131,848		$131,848

Operating income (loss)	$23,064	$(6,350)	$16,714
Other income (loss), net	(174)	(25)	(199)

Income (loss) before income taxes	$22,890	$(6,375)	$16,515

Nine months ended September 30, 2009
Total revenue from external sources	$128,166		$128,166

Operating income (loss)	$21,723	$(4,867)	$16,856
Other income (loss), net	(171)	33	(138)

Income (loss) before income taxes	$21,552	$(4,834)	$16,718

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
     While Brookwood has enjoyed substantial growth in its military business, there is no assurance that this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $23,295,000 and $93,246,000 for the 2010 third quarter and nine month periods, respectively, were 28.1% lower and 0.4% higher than the comparable periods in 2009 of $32,415,000 and $92,845,000.
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
     The U.S. textile industry has been and continues to be negatively impacted by existing worldwide trade practices, including the North American Free Trade Agreement (ANAFTA@), the Central American Free Trade Agreement (“CAFTA”), anti-dumping and duty enforcement activities by the U.S. Government and by the value of the U.S. dollar in relation to other currencies. The establishment of the World Trade Organization (AWTO@) in 1995 has generally resulted in the phase out of quotas on textiles and apparel, effective January 1, 2005. Brookwood does not believe these developments will have a material impact on its business.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The textile products business is not interdependent with the Company’s other business operations. The Company does not guarantee the Brookwood bank facility and is not obligated to contribute additional capital. Conversely, Brookwood does not guarantee debts of the Company or any of the Company’s other subsidiaries and is not obligated to contribute additional capital to the Company beyond dividend payments and the tax sharing agreement.
     On March 31, 2010, Kenyon was affected by the general flooding that took place in the State of Rhode Island and in particular from the Pawcatuck River. Kenyon was closed for a period of seven days after which it reinstituted production of unaffected production lines. Only certain production lines were affected and production capacity was restored within a few weeks. Brookwood has filed claims with its insurance carriers, through its Kenyon subsidiary, and is working closely with the carriers toward recovery of its losses. Brookwood recognized the $100,000 insurance policy deductible in the 2010 second quarter and has currently received from its carriers approximately 77% of its submitted building and contents claims of $1,304,000 and anticipates receipt of the remaining claim, subject to final review by the insurance carrier, by December 31, 2010. Brookwood has also filed a claim under its business interruption insurance policy, however, the status of the claim is uncertain.
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
     Results of Operations
     The Company reported net income for the 2010 third quarter of $407,000, compared to net income of $4,068,000 in 2009. Revenue for the 2010 third quarter was $36,771,000, compared to $44,182,000 in 2009.
     Net income for the 2010 nine month period was $10,453,000, compared to net income of $10,591,000 in 2009. Revenue for the 2010 nine month period was $131,848,000, compared to $128,166,000 in 2009.
     Revenues
     Textile products sales of $36,771,000 decreased by $7,411,000, or 16.8%, in the 2010 third quarter, compared to $44,182,000 in 2009. Sales for the 2010 nine month period increased by $3,682,000, or 2.9%, to $131,848,000, compared to $128,166,000 in 2009. The fluctuations in the 2010 periods were principally due to changes in sales of specialty fabric to U.S. military contractors as a result of orders from the military to Brookwood’s customers, as well as increased sales in the commercial market segment, sail cloth and flag products. Military sales accounted for $23,295,000 and $93,246,000 in the 2010 third quarter and nine month periods, respectively, compared to $32,415,000 and $92,845,000 in 2009. The military sales represented 63.4% and 73.4% of Brookwood’s net sales in the 2010 and 2009 third quarters, respectively, and 70.7% and 72.4% in the 2010 and 2009 nine month periods, respectively. While the aforementioned flood at the Kenyon plant negatively affected production in the 2010 second quarter, the impact was not material.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Sales Concentration. Brookwood has two customers who accounted for more than 10% of Brookwood’s sales during both the 2010 and 2009 periods. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during both the 2010 and 2009 periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $8,296,000 and $44,064,000 in the 2010 third quarter and nine month periods, respectively, compared to $16,933,000 and $40,298,000 in 2009. Sales to Tennier represented 22.6% and 38.3% of Brookwood’s net sales in the 2010 and 2009 third quarters, respectively, and 33.4% and 31.4% in the 2010 and 2009 nine month periods, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2009. Its relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $2,583,000 and $12,662,000 in the 2010 third quarter and nine month periods, respectively, compared to $3,926,000 and $18,925,000 in 2009. Sales to ORC represented 7.0% and 8.9% of Brookwood’s net sales in the 2010 and 2009 third quarters, respectively, and 9.6% and 14.8% in the 2010 and 2009 nine month periods, respectively.
     Expenses
     Textile products cost of sales of $28,454,000 for the 2010 third quarter decreased by $3,362,000, or 10.6%, compared to $31,816,000 in 2009. For the nine month periods, textile products cost of sales of $95,498,000 for 2010 increased by $2,176,000, or 2.3%, compared to $93,322,000 in 2009. The 2010 fluctuations principally resulted from material and labor costs associated with the varied sales volume, changes in product mix, and royalty costs related to a military product. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, royalties, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network and associated manufacturer’s rebates. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
     The gross profit margin decreased for the third quarter for 2010 versus 2009, 22.6% and 28.0%, respectively, and increased for the nine month period for 2010 and 2009, 27.6% and 27.2%, respectively. The fluctuating gross profit margins were attributed to changes in sales volumes, changes in product mix, and manufacturing efficiencies.
     Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Textile products	$4,253	$4,241	$13,285	$13,121
Corporate	3,108	1,880	6,351	4,867

Total	$7,361	$6,121	$19,636	$17,988

     Textile products administrative and selling expenses of $4,253,000 for the 2010 third quarter increased by $12,000, or 0.3%, from 2009. For the 2010 nine months, selling and administrative expenses increased by $164,000, or 1.2%, compared to 2009. The increase for the 2010 third quarter from the 2009 quarter was attributable to an increase of $142,000 of employee related expenses (e.g. salaries and benefits) and was offset by a decline in professional services of $283,000, principally legal fees and a decrease of $90,000 related to performance and other related payroll costs. The increase for the 2010 nine month period was attributable to the insurance deductible related to the aforementioned flood at the Kenyon plant of $100,000, an increase in employee related expenses of $322,000 and an increase of $315,000 related to performance and other related payroll costs, which was partially offset by a decline in professional services of $597,000.
     The textile products administrative and selling expenses include items such as payroll, professional fees, sales commissions, factor commissions, marketing, rent, insurance and travel. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $165,000 and $598,000 for the three months and nine months ended September 30, 2010 compared to $161,000 and $574,000 for the three months and nine months ended September 30, 2009, respectively.
     Corporate administrative expenses increased $1,228,000, or 65.3%, for the 2010 third quarter, compared to 2009. For the 2010 nine months, corporate expenses increased $1,484,000, or 30.5%, compared to 2009. The increases were principally attributable to

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
higher professional fees of $1,490,000 for the 2010 three month period and higher professional fees of $1,247,000 for the 2010 nine month period, respectively. The increases in professional fees during the 2010 periods was principally attributable to legal costs related to various matters involving Hallwood Energy, and net of $820,000 received in the 2010 second quarter from the insurance carrier for the Company’s directors’ and officers’ liability insurance policy for costs related to the Hallwood Energy litigation matters.
     Significant additional costs in excess of insurance reimbursements have been incurred by the Company and on behalf of other defendants for the three months and nine months ended September 30, 2010. On August 17, 2010, the insurance carrier informed the Company of a change in its coverage position whereby coverage was denied in reliance on the “insured vs. insured” exclusion in the policy. The Company believes it has demonstrated that the exclusion does not apply and has made demand that the insurance carrier provide coverage for these actions. In November 2010, the insurance carrier informally agreed to pay the previously unreimbursed defense costs of the Company and another insured party, in exchange for an agreement not to initiate a coverage lawsuit if the carrier performs promptly. The Company is awaiting performance by the carrier and will continue to forbear from initiating a coverage lawsuit if the carrier performs promptly.
     Other Income (Loss)
     Interest expense was $89,000 and $207,000 in the 2010 third quarter and nine month periods, respectively, compared to $44,000 and $171,000 in the 2009 periods. Interest expense principally relates to Brookwood’s Key Bank revolving credit facility and also includes $33,000 in the 2010 third quarter paid to tax agencies.
     Interest and other income was $2,000 and $8,000 in the 2010 third quarter and nine month periods, respectively, compared to $16,000 and $33,000 in 2009. The 2010 decreases were principally due to reduced interest income earned on lower balances of cash and cash equivalents and lower interest rates.
     Income Taxes
     Following is a schedule of income tax expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Federal
Current	$152	$1,198	$5,157	$1,260
Deferred	174	899	174	4,197

Sub-total	326	2,097	5,331	5,457

State
Current	136	332	731	950
Deferred	—	—	—	—

Sub-total	136	332	731	950

Foreign
Current	—	(280)	—	(280)

Total	$462	$2,149	$6,062	$6,127

     At September 30, 2010, the net deferred tax asset was attributable to temporary differences that upon reversal, could be utilized to offset income from operations, and state tax credits. The statutory federal tax rate in both periods was 35%, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     Investments in Hallwood Energy
     Prior to the bankruptcy reorganization by Hallwood Energy (discussed below) in October 2009, the Company had invested $61,481,000 in Hallwood Energy’s general partner interest and Class A and Class C limited partner interests. In addition, the Company loaned Hallwood Energy $13,920,000 in the form of convertible notes issued by Hallwood Energy. Prior to the confirmation of Hallwood Energy’s plan of reorganization, the Company accounted for the investment in Hallwood Energy using

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Consulting fees	$249	$249	$747	$747
Office space and administrative services	62	24	192	160
Travel and other expenses	20	85	110	147

Total	$331	$358	$1,049	$1,054

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
     HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. The Company pays certain common general and administrative expenses and charges the companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended September 30, 2010 and 2009, these companies reimbursed the Company $28,000 and $19,000, respectively, for such expenses. For the nine months ended September 30, 2010 and 2009, these companies reimbursed the Company $82,000 and $55,000, respectively.
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
     Hallwood Energy. Prior to July 31, 2009, Hallwood Energy shared common offices, facilities and certain staff in the Company’s Dallas office with the Company and Hallwood Energy was obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the three months and nine months ended September 30, 2009, Hallwood Energy reimbursed the Company $9,000 and $124,000 for such expenses, respectively. Hallwood Energy completed its move from the office space by July 31, 2009 and no longer shares such expenses.
     Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of September 30, 2010 (in thousands):

	Payments Due During the Year Ending December 31,
	2010*	2011	2012	2013	2014	Thereafter	Total
Contractual Obligations
Long term debt	$—	$—	$—	$—	$3,000	$—	$3,000
Operating leases	155	602	519	364	364	576	2,580

Total	$155	$602	$519	$364	$3,364	$576	$5,580

*	For the three months ending December 31, 2010.
     Interest costs associated with the Company’s debt, which bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the renewal of the revolving credit facility at its loan balance as of September 30, 2010, are $23,000 for the three months ending December 31, 2010 and $91,000 for each the years ending December 31, 2011 through December 31, 2014, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,956,000 at September 30, 2010). The base amount will fluctuate in accordance with a formula that increases by the annual amount of the dividend on the preferred stock accrued, currently $1,823,000, and decreases by the amount of the cash dividends actually paid. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.
     Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.
     Financial Covenants
     The principal ratios, required to be maintained under Brookwood’s Working Capital Revolving Credit Facility for the last four quarters are provided below:

		Quarters Ended
		September 30,	June 30,	March 31,	December 31,
Description	Requirement	2010	2010	2010	2009

Total debt to tangible net worth	must be less than ratio of 1.50	0.37	0.46	0.55	0.66
Total funded debt to EBITDA	must be less than ratio of 2.00	0.08	0.07	0.14	0.19
Net income	must exceed $1	Yes	Yes	Yes	Yes
     Brookwood was in compliance with its loan covenants under the Working Capital Revolving Credit Facility as of the end of all interim periods in 2010 and 2009 and as of December 31, 2009.
     In October 2009, an additional covenant was added that provides for a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), for the trailing four quarters, ratio of not greater than 2.00 to be calculated on a quarterly basis, commencing December 31, 2009.
     Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon Brookwood’s compliance with the loan covenants contained in the Working Capital Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $60,470,000 and $48,821,000 as of September 30, 2010 and December 31, 2009, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Liquidity and Capital Resources
     General. The Company, through its Brookwood subsidiary, principally operates in the textile products and segment and, until Hallwood Energy’s bankruptcy reorganization in 2009, the energy business segment. The Company's cash position increased by $8,479,000 during the 2010 nine month period to $16,317,000 as of September 30, 2010. The principal source of cash in the 2010 nine month period was $19,045,000 provided by operations. The primary uses of cash were $6,116,000 for property, plant and equipment, principally at Brookwood (including $3,200,000 for the purchase of the Connecticut production facility), $3,450,000 for net repayment of bank borrowings and $1,000,000 for the redemption of the Company’s preferred stock.
     Textiles. The Company's textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the military, consumer, industrial and medical markets. Brookwood maintains a $25,000,000 Working Capital Revolving Credit Facility with Key Bank. The facility had a maturity date of January 31, 2011. At September 30, 2010, Brookwood had approximately $21,879,000 of unused borrowing capacity on its Working Capital Revolving Credit Facility. On September 30, 2010, Brookwood entered into an amendment to extend the term of the facility to January 31, 2014.
     Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval. Brookwood continues to monitor its factors and the effect the current economic conditions may have upon Brookwood’s factors that cannot be determined at this time. As of November 12, 2010, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements. In March 2010, GMAC Commercial Finance, one of Brookwood’s factors, entered into an agreement to sell substantially all of its factoring portfolio to Wells Fargo Bank, N.A., also one of Brookwood factors. Brookwood was notified of the sale by both factors in April and has been in communication with the factors. Brookwood is closely monitoring the effect of the transaction.
     Brookwood paid cash dividends to the Company of $3,000,000 and $3,500,000 in the 2010 and 2009 nine month periods, respectively and $4,500,000 for all of 2009. In addition, Brookwood made tax sharing payments to the Company of $8,236,000 and $4,264,000 in the 2010 and 2009 nine month periods, respectively, and $7,751,000 for all of 2009 under its tax sharing agreement. Future cash dividends and tax sharing payments are contingent upon Brookwood's continued profitability and compliance with its loan covenants contained in the Working Capital Revolving Credit Facility. Brookwood’s total debt to total tangible net worth ratio of 0.37 at September 30, 2010 was reduced from 0.66 at December 31, 2009, principally due to its profitable operations during the 2010 nine month period, and was substantially below the maximum allowable ratio of 1.50. In October 2009, an additional covenant was added that provides for a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), for the trailing four quarters, ratio of not greater than 2.00 to be calculated on a quarterly basis, commencing December 31, 2009. The total funded debt to EBITDA ratio was 0.08 and 0.19 at September 30, 2010 and December 31, 2009, respectively, which was substantially below the maximum allowable ratio.
     Brookwood continuously evaluates opportunities to reduce production costs and expand its manufacturing capacity and portfolio of products. Accordingly, Brookwood incurs capital expenditures to pursue such opportunities, as well as for environmental and safety compliance, building upgrades, energy efficiencies, and various strategic objectives. In the 2010 nine month period and for all of 2009, Brookwood met its capital expenditure and equipment maintenance requirements from its operating cash flows and availability under its Working Capital Revolving Credit Facility. There were no material capital commitments as of September 30, 2010. It is anticipated that Brookwood’s future capital expenditure projects will be funded from operations and, if necessary, availability under its Working Capital Revolving Credit Facility. Brookwood estimates its 2010 capital expenditures will be within a range of $3,500,000 to $4,500,000, excluding the purchase of the Brookwood Laminating production facility. In May 2010, Brookwood Laminating completed the purchase of its Connecticut production facility pursuant to the exercise of an option contained in its lease agreement. The purchase price of $3,200,000 was funded with operating cash flows.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Forward-Looking Statements
     In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in the Company’s Form 10-K for the year ended December 31, 2009 in Item 1A — Risk Factors. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item

1	Legal Proceedings

Reference is made to Note 12 to the Company’s condensed consolidated financial statements included within this Form 10-Q.

1A	Risk Factors	N/A

2	Unregistered Sales of Equity Securities and Use of Proceeds	None

3	Defaults upon Senior Securities	None

4	(Removed and Reserved)

5	Other Information	None

6	Exhibits

10.20	Sixth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of September 30, 2010, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED
Dated: November 12, 2010	By:	/s/ Richard Kelley
Richard Kelley, Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number	Description

10.20	Sixth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of September 30, 2010, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.