Form 10-K
period 2010-12-31
Hallwood Group Inc
filed 2011-04-15
CIK 355766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock, held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $38.06 per share on the NYSE Amex, was $19,532,000.

1,525,166 shares of Common Stock were outstanding at March 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company.

THE HALLWOOD GROUP INCORPORATED

FORM 10-K

PART I

Item 1.	Business

The Hallwood Group Incorporated (“Hallwood” or the “Company”) (NYSE Amex: HWG) operates as a holding company. The principal remaining business is in the textile products industry, following the bankruptcy reorganization of its former Hallwood Energy, L.P. affiliate in 2009.

Textile Products.  Textile products operations are conducted through the Company’s wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

Organization.  Brookwood principally operates as a converter, finisher and laminator in the textile industry, which processes fabrics at its plants, located in Rhode Island and Connecticut, or by contracting with independent finishers. Brookwood is one of the largest coaters of woven nylons in the United States of America. Brookwood is known for its extensive, in-house expertise in high-tech fabric development and is a major supplier of specialty fabric to U.S. military contractors. Brookwood produces fabrics that meet standards and specifications set by both government and private industry, which are used by military, consumer and industrial customers. Brookwood has two principal subsidiaries at December 31, 2010:

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

Brookwood’s competitive position varies by product line. There are several major domestic competitors in the synthetic fabrics business, none of which dominates the market. Brookwood believes, however, that it has a strong competitive position. In addition, Brookwood believes it is one of a few finishers successful in printing camouflage on nylon for sale to apparel suppliers of the U.S. government. Additional competitive strengths of Brookwood include: knowledge of its customers’ business needs; its ability to design and produce special fabrics such as textured blends; waterproof breathable fabrics; state of the art fabric finishing equipment at its facilities; and substantial vertical integration.

Seasonality and Backlog.  The textile industry historically experiences cyclical swings. Brookwood has partially offset the effect of those swings by diversifying its product lines and business base. Brookwood has historically enjoyed a fairly steady base level stream of orders that comprise its backlog. However, the backlog is subject to market conditions and the timing of contracts granted to its prime government contractor customers. Management believes that Brookwood maintains a level of inventory adequate to leverage its sales requirements.

Patents.  In January 2003, Brookwood was granted a patent, which expires in September 2019, for its “breathable, waterproof laminate and method for making same”. Brookwood has ongoing programs of research and development in all of its divisions adequate to maintain the exploration, development and production of innovative products and technologies.

For the three years ended December 31, 2010, textile products operations accounted for all of the Company’s operating revenues. For details regarding revenue, profit and total assets, see Note 17 to the Company’s consolidated financial statements.

Investments in Financial Instruments.  In the 2011 first quarter, the Company opened an investment account with UBS AG, a global financial services firm, and intends to transfer a significant portion of the cash it holds from time to time to the UBS account to be placed in various financial instruments and may borrow additional amounts from UBS to invest on a leveraged basis, including in equity and debt that is publicly traded or is issued by United States and foreign publicly traded companies, financial institutions, mutual funds and exchange traded funds. As of April 15, 2011, no funds have been transferred into the UBS account. The Company’s ability to transfer funds to the UBS account will depend in part on the availability of dividends from the Company’s Brookwood subsidiary. Brookwood’s lender has requested that Brookwood demonstrate its continued compliance with the covenants under its Working Capital Revolving Credit Facility for the 2011 first quarter in connection with authorizing additional dividends to the Company. The Company’s primary business will continue to be in the textile industry, conducted through its wholly owned Brookwood subsidiary, and the Company’s activities in investing, reinvesting, owning, holding or trading in securities will at all times constitute substantially less than 40% of its assets on an unconsolidated basis, in order to maintain its exemption from registration under the Investment Company Act of 1940, as amended.

The Company’s Brookwood subsidiary continues to generate cash in excess of the Company’s current cash requirements. The Company has historically held its cash balances in bank deposits, money market accounts or short-term investments. In the current interest rate environment, the yields on these balances have been very low. The Company believes that it would be prudent to retain its cash to provide for any contingencies, but that it would be appropriate to place it in vehicles that are likely to provide a more attractive return. Therefore, the Company has opened the UBS account. The Company intends initially to transfer approximately $5,000,000 into the UBS account and to increase that amount over time, with the intention to retain cash and cash equivalents as necessary for operations and hold the remainder of its liquid assets from time to time in the UBS account to invest in the ordinary course of its business. The Company intends to place the amounts in the UBS account in various instruments, including equity and debt that is publicly traded or is issued by United States and foreign publicly traded companies, financial institutions, mutual funds and exchange traded funds. The Company does not intend to invest in instruments for which there is not a public market or not issued by publicly traded companies, financial institutions, mutual funds or exchange traded funds. The amounts invested will at all times remain in the Company’s investment account and under its control, and will be invested for its own account.

The UBS account will be a margin account, under which the Company may borrow from UBS up to 70% (for equity) to 90% (for debt) of the loan value of investment securities held in the account at a current borrowing cost of 50 basis points over the interest rate applicable to dollar deposits in the London interbank market. All borrowings in the account will be secured by a pledge of all assets held in the account. If at any time the value of the assets in the account fall below the agreed margin, or if UBS should, for any other reason, consider the assets pledged as no longer adequate cover for its claims, the Company will be required, upon request by UBS, either to reduce the debt through repayments or to furnish sufficient additional security, so as to re-establish the required margin. If the Company fails to comply with this demand within such time limit as may be set by UBS at its discretion, the debt will become repayable and UBS will be allowed to sell the assets on the open market to pay the debt.

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

Bankruptcy Reorganization by Hallwood Energy.  In March 2009, Hallwood Energy, Hallwood Energy Management, LLC (the general partner of Hallwood Energy, “HEM”), and Hallwood Energy’s subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., etal Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets.

In June 2009, the Bankruptcy Court granted a motion by Hall Phoenix/Inwood, Ltd. (“HPI”), the secured lender to Hallwood Energy, to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations.

In October 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished the Company’s interest in Hallwood Energy’s general partnership and limited partnership interests. In addition, Hallwood Energy’s convertible notes, including those held by the Company, are subordinated to recovery in favor of HPI. As a result of these developments, the Company does not anticipate that it will recover any of its investments in Hallwood Energy. The carrying value of the Company’s investment in Hallwood Energy has been reflected as zero since December 31, 2007.

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

Number of Employees

The Company and its wholly owned Brookwood subsidiary had 470 and 478 employees as of February 28, 2011 and 2010, respectively, comprised as follows:

	February 28,
	2011	2010

Hallwood	7	7
Brookwood	463	471

Total	470	478

In 2010, Kenyon entered into an agreement for a new three-year collective bargaining agreement with Local 1321T of the New England Joint Board of UNITE HERE! union, representing approximately 250 employees at its Rhode Island plant facility, effective from March 1, 2010 through February 28, 2013.

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

Executive Officers of the Company

In addition to Anthony J. Gumbiner, age 66, who serves as Director, Chairman and Chief Executive Officer of the Company (see Item 10), the following individuals also serve as executive officers:

William L. Guzzetti, age 67, has served as President and Chief Operating Officer of the Company since March 2005 and as Executive Vice President from October 1989 to March 2005. He also served as President, Chief Operating Officer and a Director of Hallwood Energy and each of the former energy affiliates from their inception until June 2009. Mr. Guzzetti had served as President, Chief Operating Officer and a Director of Hallwood Energy Corporation, formerly based in Denver, Colorado and sold in May 2001, from December 1998 until May 2001 and of its predecessors since 1985. From 1990 until its sale in 2004, Mr. Guzzetti served as President, Chief Operating Officer and a Director of Hallwood Realty, LLC (“Hallwood Realty”) and Hallwood Commercial Real Estate, LLC, respectively. He had served as the President and a director of Hallwood Energy Corporation, formerly based in Cleburne, Texas and sold in December 2004, from December 2002 until December 2004. He is a member of the Florida Bar and the State Bar of Texas.

Richard Kelley, age 50, assumed the positions of Vice President, Chief Financial Officer and Secretary of the Company, in December 2008. Mr. Kelley has been with the Company, or one of the Company’s affiliates, since 1985. Prior to his appointment, Mr. Kelley served as the Company’s Director of Human Resources since July 2004. He served as the Manager of Financial & SEC Reporting for Hallwood Realty from May 1990 to July 2004. Mr. Kelley served as the Financial Reporting Accountant from June 1985 to March 1987 and as the Manager of Financial & SEC Reporting from March 1987 to May 1990 for Hallwood Energy Corporation.

Amber M. Brookman, age 68, has served as President, Chief Executive Officer and a Director of Brookwood since 1989. From July 2004 to April 2007, Ms. Brookman served as a director of Syms Corporation, a national clothing retailer with headquarters in Secaucus, New Jersey.

Item 1A.	Risk Factors

Risks related to the Company

A significant stockholder has the ability to substantially influence the Company and it may conflict with or differ from other stockholders.  Hallwood Financial Limited (“Hallwood Financial”), a corporation controlled by the Company’s chairman and chief executive officer, Mr. Anthony J. Gumbiner and members of his family, owns approximately 66% of the Company’s outstanding common stock as of March 28, 2011. Accordingly, Mr. Gumbiner can exert substantial influence over the affairs of the Company.

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

Compliance with corporate governance and disclosure standards is costly.  The Company has spent and continues to spend a significant amount of management time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure, including under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), SEC regulations and stock exchange rules. Section 404 of Sarbanes-Oxley requires management’s annual review and evaluation of the Company’s internal control over financial reporting and attestations of the effectiveness of these controls by management. Because the Company qualifies as a smaller reporting company, the Company’s independent registered public accounting firm is not required to provide an attestation report. In early 2008, the Company completed its first Section 404 report for the year ended December 31, 2007. The Company continued to enhance its internal controls and completed its annual review and evaluation of its internal controls and issued its Section 404 report for the years ended December 31, 2008, 2009 and 2010, in April 2009, March 2010 and April 2011, respectively. However, there is no guarantee that the Company will receive management assurance that internal control over financial reporting is effective in future periods. In the event that the Company’s chief executive officer or chief financial officer determines that the Company’s internal control over financial reporting is not effective as required by Section 404 of Sarbanes-Oxley, investor perceptions of the Company may be adversely affected. In addition, overhead may increase as a result of the additional costs associated with complying with the complex legal requirements associated with being a public reporting company.

Litigation may adversely affect the Company’s financial position, results of operations and cash flows.  The Company and its subsidiaries are involved in a number of litigation matters, as described in Item 3. Legal Proceedings of this report. Although the Company does not believe that the results of any of these matters are likely to have a material adverse effect on its financial position, results of operations or cash flows, it is possible that any of the matters could result in material liability to the Company. In addition, the Company has spent and will likely continue to spend significant amounts in professional fees and associated costs in connection with these matters.

Risks related to our Textile Products Business

The Company’s textile products business may be affected by the following risk factors, each of which could adversely affect the Company.

Brookwood depends upon a limited number of third-party suppliers for raw materials.  Brookwood purchases a significant amount of the fabric and other materials it processes and sells from a small number of suppliers. Brookwood believes that the loss of any one of its direct suppliers would not have a long-term material adverse effect because other manufacturers with which Brookwood conducts business would be able to fulfill those requirements. However, the loss of certain of Brookwood’s suppliers could, in the short term, adversely affect Brookwood’s business until alternative supply arrangements were secured. In addition, there can be no assurance that any new supply arrangements would have terms as favorable as those contained in current supply arrangements. Some of Brookwood’s suppliers are entering the military markets in competition to Brookwood, targeting specific military specifications. However, there has been no material effect upon Brookwood’s business relationship to date. As of March 31, 2011, Brookwood has not experienced any significant disruptions in supply as a result of shortages in fabrics or other materials from its suppliers.

The loss of one or more of Brookwood’s key customers could result in a significant loss of revenues.  Brookwood has several customers who accounted for more than 10% of Brookwood’s sales in one or more of the three years ended December 31, 2010. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in each of the three years ended December 31, 2010. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $51,637,000, $60,994,000, $47,310,000 in 2010, 2009 and 2008, respectively, which represented 30.7%, 34.0% and 29.2% of Brookwood’s sales. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2009 and 2008. Brookwood’s relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $14,375,000, $24,598,000 and $18,436,000 in 2010, 2009 and 2008, respectively, which represented 8.5%, 13.7% and 11.4% of Brookwood’s sales. Sales to another customer accounted for slightly more than 10% of sales for 2008 only. Brookwood’s relationship with the customer is ongoing. Sales to that customer, which are also included in military sales, were $16,752,000 in 2008, which represented 10.3% of Brookwood’s sales.

Military sales were $114,266,000, $130,103,000 and $101,813,000 in 2010, 2009 and 2008, respectively, which represented 67.9%, 72.5% and 62.8% of Brookwood’s sales. While Brookwood has enjoyed substantial growth in its military business, there is no assurance this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected.

Changes in military procurement practices or regulations could adversely affect Brookwood’s business.  From time to time, the military limits orders for existing products and adopts revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. The U.S. government released orders in recent years that include Brookwood’s products, which resulted in substantial military sales. Changes in specifications or orders present a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications and production requirements. Brookwood has regularly conducted research and development on various processes and products intended to comply with the revised specifications and participates in the bidding process for new military products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. A provision of U.S. federal law, known as the Berry Amendment, generally requires the Department of Defense to give preference in procurement to domestically produced products, including textiles. Brookwood’s sales of products to the U.S. military market is highly dependent upon the continuing application and enforcement of the Berry Amendment by the U.S. government. In addition, the U.S. government is releasing contracts for shorter periods than in the past. The Company acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sales trends.

Global capital and credit market conditions could have a material adverse effect on Brookwood’s business, operating results and financial condition.  The financial instruments that potentially subject Brookwood to concentration of credit risk consist principally of accounts receivable. Brookwood grants credit to customers based on an evaluation of the customer’s financial condition. Exposure to losses on receivables is principally dependent on each customer’s financial condition. Brookwood manages its exposure to credit risks through credit approvals, credit limits, monitoring procedures and the use of factors. Brookwood continues to monitor its customers and the effect the current economic conditions may have upon their ability to fulfill their obligations to Brookwood in a timely manner. As of March 31, 2011, Brookwood’s key customers were complying with their payment terms.

Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. government, may be sold to the factor, subject to a commission and the factor’s prior approval. The amount of receivables that Brookwood can factor is subject to certain limitations as specified in individual factoring agreements. The factoring agreements expose Brookwood to credit risk if any of the factors fail to meet their obligations. Brookwood seeks to manage this risk by conducting business with a number of reputable factors and monitoring the factors’ performance under their agreements. Brookwood continues to monitor its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of March 31, 2011, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Brookwood’s ability to comply with its revolving credit agreement is subject to future performance and other factors.  Brookwood’s revolving credit agreement requires compliance with various loan covenants and financial ratios, principally (i) a total debt to tangible net worth ratio of 1.50; (ii) a requirement that net income in each quarter must exceed one dollar and (iii) a covenant of total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), for the trailing four quarters, ratio not to exceed 2.00. Brookwood was in compliance with its principal loan covenants as of December 31, 2010, 2009 and 2008 and for all interim periods during those years.

If Brookwood does not comply with these covenants for any quarter, under its Working Capital Revolving Credit Facility with Key Bank National Association, the bank may require payment of outstanding amounts and prohibit cash dividends and tax sharing payments by Brookwood to the Company. Primarily as a result of a reduction in the volume of military orders during the fourth quarter of 2010 and first quarter of 2011, Brookwood’s revenue and net income have decreased from the first half of 2010. Continued compliance with the covenants under its Working Capital Revolving Credit Facility depend primarily on Brookwood’s military orders during 2011 increasing from the levels in the fourth quarter of 2010 and first quarter of 2011.

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

In July 2007, Nextec Applications Inc. filed a lawsuit in the United States District Court for the Southern District of New York claiming that Brookwood infringed five United States patents pertaining to internally-coated webs. Nextec later added additional patents to the lawsuit. On April 1, 2010, the Court issued its initial Order, following a hearing held on February 17, 2010 on various motions for summary judgment filed by both parties. In the Order, the Court dismissed Nextec’s claims for infringement based on seven of the ten remaining patent claims asserted in the action. On June 28, 2010, Brookwood filed a renewed motion for summary judgment with respect to one of the remaining patent claims, which was denied by Order entered on March 8, 2011 due to the presence of a disputed issue of fact. Brookwood intends to vigorously defend against any remaining claims. Trial on this matter is currently scheduled to begin on October 31, 2011. Refer to Item 3. Legal Proceedings in this report for a further description of this lawsuit.

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

Accordingly, Brookwood believes it must fully utilize other competitive strategies to replace sales lost to importers. One strategy is to identify new market niches. In addition to its existing products and proprietary technologies, Brookwood has developed advanced breathable, waterproof laminate and other materials, which have been well received by its customers. Continued development of these fabrics for military, industrial and consumer application is a key element of Brookwood’s business plan.

The U.S. government is engaged in discussions with a number of countries or trading blocs with the intent of further liberalizing trade. Authority to negotiate new “fast track” agreements has been granted by Congress, making new agreements in this field more likely.

Any employee slowdown or strike or the failure to renew the collective bargaining agreement could disrupt Brookwood’s business.  Although, in 2010, Kenyon entered into an agreement for a new three-year collective bargaining agreement with Local 1321T of the New England Joint Board of UNITE HERE! union, representing approximately 250 employees at its Rhode Island plant facility, effective from March 1, 2010 through February 28, 2013, any employee slowdown or strike or failure to renew the collective bargaining agreement in 2013 could adversely affect Brookwood’s operations.

Brookwood’s success is dependent upon retaining key management personnel whose continued service is not guaranteed.  Brookwood is dependent upon its executive officers for strategic business direction and specialized industry experience. While the Company believes that it could find replacements for these key personnel, the loss of their services could adversely affect Brookwood’s operations.

Risks Related to the Company’s Investments in Financial Instruments

The Company and Brookwood invest in cash equivalents and marketable securities that carry investment risk and may incur loss.  As of December 31, 2010, the Company and Brookwood invested excess cash in a variety of highly liquid cash equivalents, such as money market funds, and certain marketable securities, variable-rate demand notes. Although the variable-rate demand notes have long-term nominal maturity dates, the interest rates generally reset weekly. Despite the long-term nature of the variable rate demand notes, the Company believes that it has the ability to quickly liquidate these securities, which have an embedded put option that allows the bondholder to sell the security at par plus accrued interest. While the Company and Brookwood believe their investments in cash equivalents and marketable securities at December 31, 2010 carry limited risk, no guarantee is made that the investments will be recovered at their full value.

The Company’s investment activities in the UBS account, which was opened in the 2011 first quarter, will be subject to a number of risks, including those described below. The Company will attempt to assess these risk factors, and others, in determining the extent of the position it will take in the relevant securities and the price it is willing to pay for such securities. However, such risks cannot be eliminated.

The Company and its executives have limited experience in investment activities similar to those in which the Company intends to engage.  The Company has not previously invested in instruments similar to those in which it intends to invest through the UBS account, although Mr. Gumbiner, the Company’s Chief Executive Officer has managed similar investments through other entities with which he is associated. There can be no assurance that the Company’s efforts will be successful and there is a risk that the Company could suffer significant losses through its investments.

The Company’s investment activities will be dependent upon one key individual.  The success of the Company’s investments is expected to be significantly dependent upon the expertise of Mr. Gumbiner, its Chief Executive Officer. The loss of Mr. Gumbiner’s services for any reason could be detrimental to the Company.

The Company may change its investment strategy without notice, which may result in it making investments that entail more risk than its disclosed investments.  The Company’s investment strategy may evolve, in light of existing market conditions and investment opportunities, and this evolution may involve additional risks. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the investments targeted. Decisions to make investments in new asset categories present risks that may be difficult for the Company to assess adequately and could therefore have adverse effects on the Company’s financial condition. A change in the Company’s investment strategy may also increase its exposure to interest rate, commodity, foreign currency or credit market fluctuations. The Company’s failure to assess accurately the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect its results of operations and financial condition.

The Company may invest in foreign securities, which have risks different than those associated with investing in U.S. securities.  The Company intends to acquire U.S. and non-U.S. securities and other instruments, which may be denominated in non-U.S. currencies and/or traded outside of the United States. To the extent these positions include non-U.S. securities or instruments denominated in non-U.S. currencies or are traded outside of the U.S., such positions require consideration of certain risks not typically associated with trading United States’ securities or property. Such risks include unfavorable currency or exchange rate developments, restrictions on repatriation of investment income and capital, imposition of exchange control regulation by the United States or foreign governments, confiscatory taxation and economic or political instability in foreign nations. In addition, there may be less publicly available information about non-U.S. companies than would be the case for comparable companies in the United States, and non-U.S. companies may not be subject to accounting, auditing and financial reporting standards and requirements comparable to or as uniform as those of U.S. companies.

The Company may incur losses in its investments.  All securities positions taken by the Company risk the loss of capital. The Company intends to moderate this risk through a careful selection of securities and other financial instruments. No guarantee or representation is made that the Company’s program will be successful. The Company’s program may utilize such techniques as trading in derivatives, limited diversification and margin transactions and short sales, which practices can, in certain circumstances, increase the adverse impact to which the Company may be subject.

As part of its program, the Company may acquire positions in securities and other instruments that may result in significant returns to the Company, but that involve a substantial degree of risk. The Company may lose a substantial portion or all of its investment or may be required to accept cash or securities with a value less than the

Company’s investment. The market prices of the instruments in which the Company may invest are also subject to abrupt and erratic market movements and above average price volatility, and the spread between the bid and asked prices of such instruments may be greater than normally expected.

The Company’s investments may be adversely affected by changes in interest rates.  The values of certain securities are sensitive to movements in interest rates and, as such, are subject to interest rate risk. Fixed-income securities generally decrease in value as a result of increases in interest rates and/or spreads.

The Company may invest in derivatives, which may increase the risk of the Company’s activities.  In connection with its activities through the UBS account, the Company may invest in derivative instruments. Derivative instruments, or “derivatives,” include options, futures and other instruments and contracts that are derived from or the value of which is related to one or more underlying securities, financial benchmarks, currencies or indices. Derivatives allow an investor to hedge or speculate upon the price movements of a particular security, financial benchmark currency or index at a fraction of the cost of investing in the underlying asset. There is no assurance that derivatives that the Company may acquire will be available at any particular times upon satisfactory terms or at all.

The value of a derivative is frequently difficult to determine and depends largely upon price movements in the underlying asset. Therefore, many of the risks applicable to trading the underlying asset are also applicable to derivatives of such asset. However, there are a number of other risks associated with derivatives trading. For example, because many derivatives are “leveraged,” and thus provide significantly more market exposure than the money paid or deposited when the transaction is entered into, a relatively small adverse market movement can not only result in the loss of the entire investment, but may also expose the Company to the possibility of a loss exceeding the original amount invested.

In addition, the Company will be exposed to the risk of non-performance of contracts, for financial and other reasons, on the part of counterparties with which the Company enters into derivatives agreements.

The Company will not be subject to regulatory oversight as an investment company.  While the Company’s activities in the UBS account may be considered similar to those of an investment company, the Company is not registered as such under the ICA, in reliance upon an exemption available to companies the primary business of which is other than investing, reinvesting or trading in securities, and, accordingly, the provisions of the ICA (which among other things, require investment companies to have a majority of disinterested directors, require securities held in custody to at all times be individually segregated from the securities of any other person and marked to clearly identify such securities as the property of such investment company, and regulate the relationship between the advisor and the investment company) are not applicable. Because securities of the Company held by brokers will generally not be held in the Company’s name, a failure of any such broker is likely to have a greater adverse impact on the Company than if such securities were registered in the Company’s name.

If the Company is deemed to be an investment company, there would be an adverse impact on the Company.  The ICA defines an investment company as any issuer that is, holds itself out as being, or proposes to be, primarily engaged in the business of investing, reinvesting or trading in securities or any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of the issuer’s total assets (exclusive of United States government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities” are, among others, securities issued by majority-owned subsidiaries unless the subsidiary is an investment company or relies on specified exceptions from the definition of an investment company. The Company is a holding company. It conducts its operations primarily through Brookwood, its wholly owned subsidiary. Brookwood is not an investment company under the definition in the ICA because its activities and assets consist of its textile products operations. Because the fair market value of the Company’s assets on an unconsolidated basis substantially exceeds the fair market value of the assets the Company intends to hold in the UBS account, and because the Company does not intend that investments in securities constitute a business line of the Company, the Company does not believe that its activities will subject it to regulation under the ICA as an investment company. The Company intends to continue to conduct its operations so that it is not required to register as an investment company under the ICA and to monitor its holdings regularly to confirm its continued compliance with the 40% test.

If the Company were deemed to be an investment company and required to register under the ICA, its activities may be restricted, including restrictions on the nature of its investments. In addition, the Company may have imposed upon it burdensome requirements, including registration as an investment company and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations, with which it may not be able or willing to comply.

If it were determined that the Company was an investment company and failed timely to register under the ICA, the penalties and other consequences to the Company could be severe. In order not to be regulated as an investment company under the ICA, the Company must ensure that it is engaged primarily in a business other than investing, reinvesting or trading in securities and that the Company’s activities do not include investing, reinvesting, owning, holding or trading in “investment securities” constituting more than 40% of its assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. The Company’s business will continue to be in the textile industry, conducted through the ownership and operation of its wholly owned Brookwood subsidiary, and not investing, reinvesting or trading in securities.

The Company’s investments will be subject to the risks of a general market decline.  A decline in the overall market may affect the value of the Company’s investments.

The Company’s use of leverage and margin could increase the risks of its investments.  The Company may borrow funds to invest through the UBS account or might have long and short positions in excess of the Company’s net assets in order to be able to increase the amount of funds available for securities investments. In addition, the Company may in effect “leverage” its investment return with options, forwards and other derivative instruments. The amount of borrowings that the Company may have outstanding at any time may be significant in relation to its capital. Consequently, the level of interest rates, generally, and the rates at which the Company can borrow, in particular, will affect the operating results of the Company.

In general, the Company’s anticipated use of borrowings results in certain additional risks to the Company. For example, should the securities pledged to brokers to secure the Company’s loans decline in value, the Company could be subject to a “margin call”, pursuant to which the Company must either deposit additional funds with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden precipitous drop in the value of the Company’s assets, the Company might not be able to liquidate assets quickly enough to pay off its debt.

The Company may deal with counterparties and custodians who may not properly segregate the Company’s investments.  There are risks involved in dealing with the custodians or brokers who settle the Company’s trades, particularly with respect to non-U.S. positions. It is expected that all securities and other assets deposited with custodians or brokers will be clearly identified as being assets of the Company and hence the Company should not be exposed to a credit risk with respect to such parties. However, it may not always be possible to achieve this segregation and there may be practical or timing problems associated with enforcing the Company’s rights to its assets in the case of an insolvency of any such party.

The Company may invest in low grade debt securities, which could increase the risk of loss of the investment.  The Company may trade in unrated or low grade debt securities that are subject to greater risk of loss of principal and interest than higher-rated debt securities. The Company may trade in debt securities that rank junior to other outstanding securities and obligations of the issuer, all or a significant portion of which may be secured on substantially all of that issuer’s assets. The Company may invest in debt securities that are not protected by financial covenants or limitations on additional indebtedness. In addition, evaluating credit risk for foreign debt securities involves greater uncertainty because credit rating agencies throughout the world have different standards, making comparison across countries difficult.

The Company may loan or pledge its securities to other parties, which may subject it to the risk of those parties’ financial condition.  Pursuant to master securities lending agreements or similar agreements, the Company may lend securities from its portfolio to brokers, dealers and financial institutions and receive collateral in the form of cash and securities in an amount equal to or greater than the current market value of the loaned securities, including any accrued interest or dividend receivable. The Company will retain all rights of beneficial ownership as to the loaned portfolio securities, including voting rights and rights to interest or other distributions, and will have the right to regain record ownership of the loaned securities to exercise such beneficial rights. Such loans will be terminable at any time.

It should be noted that some brokers may lend Company securities to third parties without notice to the Company or the Company and without providing any collateral to the Company. If a broker makes such loans of securities from the Company’s account, the Company may not be able to vote such securities. In addition, if a broker were to become insolvent in the United States, the Company would not have a claim against any specific assets of the broker, but would have a claim against the pool of assets held for the benefit of the broker’s customers. Jurisdictions outside of the United States may not provide any similar rights to the Company.

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

Cost of real estate owned by property type, segment and location as of December 31, 2010 (in thousands):

Property Type	Segment	Location	Cost

Dyeing and finishing plant (Kenyon)	Textile	Rhode Island	$8,752
Production facility (Plainfield)	Textile	Connecticut	5,379
Undeveloped land	Other	Texas	46

Total			$14,177

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

In October 2009, Brookwood Laminating notified the landlord that it was exercising its option for the purchase of its Connecticut production facility. In May 2010, Brookwood Laminating completed the purchase of the facility. The purchase price of $3,200,000 was funded with operating cash flows.

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

Brookwood leases office space for its corporate headquarters in New York City, which expires in August 2016. Brookwood also leases an apartment in New York City to be used by company employees traveling on business and office space in Connecticut. The apartment lease became effective in May 2009 and expires in May 2011, with an additional one-year renewal option. The Connecticut office space lease became effective in October 2010 and expires in September 2013, with two one-year renewal options.

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

In July 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that the defendants infringed five United States patents pertaining to internally-coated webs. In October 2007, the U.S. District Court dismissed The Hallwood Group Incorporated from the lawsuit. Brookwood timely answered the lawsuit. Nextec later added additional patents to the lawsuit. On April 1, 2010, the Court issued its initial Order, following a hearing held on February 17, 2010 on various motions for summary judgment filed by both parties. In the Order, the Court dismissed Nextec’s claims of infringement based on seven of the ten remaining patent claims asserted in the action. Thereafter, Brookwood requested reconsideration with respect to the remaining claims. In an Order entered on June 8, 2010, the Court denied Brookwood’s request with respect to one of the remaining patents, but granted Brookwood leave to renew its motion for summary judgment with respect to the other remaining patent. As a result, Brookwood filed a renewed motion for summary judgment of patent invalidity with respect to that patent on June 28, 2010, which was denied by Order entered on March 8, 2011 due to the presence of a disputed issue of fact. Brookwood intends to vigorously defend against any remaining claims. Trial on this matter is currently scheduled to begin on October 31, 2011. While Brookwood believes it possesses valid defenses to these claims, due to the nature of litigation, the ultimate outcome of this case is indeterminable at this time.

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

Hallwood Energy.  In March 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas

Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets.

In October 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished the Company’s interest in Hallwood Energy’s general partnership and limited partnership interests. In addition, Hallwood Energy’s convertible notes, including those held by the Company, are subordinated to recovery in favor of HPI. As a result of these developments, the Company does not anticipate that it will recover any of its investments in Hallwood Energy. The carrying value of the Company’s investment in Hallwood Energy has been reflected as zero since December 31, 2007.

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

HPI and FEI intervened in the lawsuit and filed their respective complaints in intervention. Among the arguments advanced in the complaints in intervention is that the Company’s failure to fund $3,200,000 under the Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000. FEI generally claims that, in addition to not paying the $3,200,000, the Company defrauded FEI and tortiously interfered with its rights under the Acquisition and Farmout Agreement, and it seeks approximately $38,000,000 in additional damages. In their second amended complaint, HPI and the trustee for the creditors’ trust contend that the additional damage is at least $20,000,000 because they allege that the failure of the Company to fund the $3,200,000 caused FEI to not fund $20,000,000 due under the Farmout Agreement between Hallwood Energy and FEI. HPI and the trustee also assert that the Company is liable for exemplary damages of $100,000,000 on account of its failure to fund the last $3,200,000 under the Equity Support Agreement. Also, in the second amended complaint, HPI and the trustee had named as additional defendants Hallwood Family (BVI) L.P., Hallwood Investments Limited, Hallwood Company Limited, the Hallwood Trust, Hallwood Financial Limited and Brookwood Companies Incorporated contending that the additional defendants are liable to the plaintiffs under the remedy of substantive consolidation. On May 5, 2010, the Court dismissed with prejudice the substantive consolidation and abuse of the bankruptcy process claims against all parties, resulting in the Company remaining as the sole Defendant. In light of the Court’s disposition of the theories advanced in the second amended complaint, the adversary proceeding is now styled as Ray Balestri, Trustee of the Hallwood Energy I Creditors’ Trust, as successor in interest to Hallwood Energy, L.P., Plaintiffs and FEI Shale L.P. and Hall Phoenix/Inwood Ltd., Plaintiffs in Intervention vs. The Hallwood Group Incorporated, Defendant; Adversary No. 09-03082-SGJ. The parties participated in a Court-ordered mediation, held on July 8, 2010, but the parties were unable to reach a settlement of all or part of the lawsuit. The trial began during October 2010 and concluded in December 2010. The Court has taken the matter under advisement.

On August 3, 2009, the Company was served with a complaint in Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4, Ltd. v. The Hallwood Group Incorporated, et al. filed in the 298th District of Texas, No. 09-09551. The other defendants include Anthony J. Gumbiner, the Chairman and Chief Executive Officer of the Company, Bill Guzzetti, the President of the Company, certain affiliates of Mr. Gumbiner and certain officers of Hallwood Energy. The complaint alleges that the defendants defrauded plaintiffs in connection with plaintiffs acquiring interests in and providing loans to Hallwood Energy and seeks unspecified actual and exemplary damages. On November 5, 2010, this case was removed to the United States Bankruptcy Court for the Northern

District of Texas, Dallas Division, Adversary No. 10-03358, but is subject to a pending motion to remand filed by the plaintiff.

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

Claim Filed by Company with Insurance Carrier for Directors’ and Officers’ Liability Insurance Policy.  The Company has incurred significant legal fees and associated costs in connection with these actions. The Company has filed claims with the carrier for a directors’ and officers’ liability insurance policies maintained by the Company. The policy has an aggregate limit of liability of $10,000,000 per annual policy period. In September 2009, the Company’s insurance carrier indicated that it would reimburse the Company pursuant to the terms of its directors’ and officers’ liability insurance policy for a portion of these expenses, subject to a reservation of rights. The Company received reimbursement of legal fees and associated costs of approximately $820,000 in the nine month period ended September 30, 2010, which were recorded as expense recoveries in administrative and selling expenses. Additionally, through September 30, 2010, the insurance carrier also paid approximately $1,120,000 in reimbursement of legal fees and associated costs on behalf of other defendants in connection with the Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4 Ltd v The Hallwood Group Incorporated, et al matter. The insurance carrier had indicated that it would pay future legal fees and associated costs incurred on behalf of the Company directly to the service providers.

Significant additional costs in excess of insurance reimbursements have been incurred by the Company and on behalf of other defendants for the year ended December 31, 2010. In August 2010, the insurance carrier informed the Company of a change in its coverage position whereby coverage was denied in reliance on the “insured vs. insured” exclusion in the policy. The Company believes it has demonstrated that the exclusion does not apply and made demand that the insurance carrier provide coverage for these actions. In November 2010, the insurance carrier informally agreed to pay the previously unreimbursed defense costs of the Company and another insured party, in exchange for an agreement not to initiate a coverage lawsuit if the carrier performed promptly. In December 2010, the Company received additional reimbursement from the insurance carrier of legal fees and associated costs of approximately $553,000. Additionally, in December 2010, the insurance carrier also paid $1,288,000 of legal fees and associated costs on behalf of other defendants.

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

The Company’s Brookwood subsidiary is subject to a number of environmental laws, regulations, licenses and permits and has ongoing discussions with environmental regulatory authorities, including the U.S. Environmental Protection Agency (the “EPA”), the Rhode Island Department of Health (“RIDOH”), the Rhode Island Department of Environmental Management (“RIDEM”) and the Connecticut Department of Environmental Protection (“CTDEP”) on a number of matters, including compliance with safe drinking water rules and wastewater discharge and treatment regulations, the control of chemicals used in the companies’ coating operations that are classified as air pollutants, the presence of groundwater and soil contaminants at the companies’ facilities, the removal of underground storage tanks, and hazardous waste management

From time to time Brookwood and its subsidiaries have paid fines or penalties for alleged failure to comply with certain environmental requirements, which did not exceed $100,000 in the aggregate during the three years ended December 31, 2010. In addition, Brookwood and its subsidiaries have entered into various settlements and agreements with the regulatory authorities requiring the companies to perform certain tests, undertake certain studies, and install remedial facilities. Brookwood and its subsidiaries incurred capital expenditures to comply with environmental regulations of approximately $488,000, $-0- and $159,000 in the years ended December 31, 2010, 2009 and 2008, respectively. In addition, Brookwood and its subsidiaries regularly incur expenses associated with various studies and tests to monitor and maintain compliance with diverse environmental requirements.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock, $0.10 par value per share (the “Common Stock”), are traded on the NYSE Amex stock exchange under the symbol of HWG. There were 504 stockholders of record as of March 28, 2011.

The following table sets forth a three-year record, by quarter, of high and low closing prices on the NYSE Amex stock exchange and cash dividends paid.

	Years Ended December 31,
	2010			2009			2008
Quarters	High	Low	Dividends	High	Low	Dividends	High	Low	Dividends

First	$47.20	$36.01	$—	$33.93	$6.01	$—	$85.00	$59.01	$—
Second	55.69	38.06	—	17.40	8.99	—	75.52	61.85	—
Third	40.00	30.45	—	29.50	12.00	—	72.99	61.50	—
Fourth	35.50	19.66	—	45.50	26.00	—	65.00	30.93	7.89

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

On July 20, 2010, the mandatory redemption date, the Company completed a redemption of its Series B Preferred Stock, at $4.00 per share, in the total amount of $1,000,000. The Series B Preferred Stock was canceled on the stock records of the Company and the holders of the Series B Preferred Stock have no continuing rights as stockholders of the Company, other than the right to receive payment of the redemption value.

The closing price per share of the Common Stock was $25.95 at March 28, 2011.

Item 6.	Selected Financial Data

The following table sets forth, as of the dates and for the years indicated, selected financial information for the Company. The financial information is derived from the Company’s audited consolidated financial statements for such years. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto contained in this document. The following information is not necessarily indicative of future results.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Revenues	$168,354	$179,554	$162,237	$132,497	$112,154
Expenses	152,198	153,922	146,470	125,247	111,382

Operating income	16,156	25,632	15,767	7,250	772

Other income (loss):
Interest expense	(301)	(252)	(688)	(1,146)	(616)
Other, net	10	36	144	399	566
Equity loss from investments in energy affiliates(a)	—	—	(12,120)	(55,957)	(10,418)
Loss from disposition of energy affiliate	—	—	—	—	(17)

	(291)	(216)	(12,664)	(56,704)	(10,485)

Income (loss) before income taxes	15,865	25,416	3,103	(49,454)	(9,713)
Income tax expense (benefit)	5,985	8,361	1,705	(16,629)	(2,988)

Net Income (Loss)	$9,880	$17,055	$1,398	$(32,825)	$(6,725)

Net Income (Loss) Per Common Share
Basic	$6.48	$11.18	$0.92	$(21.61)	$(4.44)
Diluted	6.48	11.18	0.92	(21.61)	(4.44)

Dividends Per Common Share	—	—	$7.89	—	—

Weighted Average Shares Outstanding
Basic	1,525	1,525	1,521	1,519	1,514
Diluted	1,525	1,525	1,525	1,519	1,514

Financial Condition
Total assets	$85,277	$88,440	$69,395	$90,745	$107,597
Loans payable	2,000	6,450	10,438	17,366	10,892
Redeemable preferred stock(b)	—	1,000	1,000	1,000	1,000
Common stockholders’ equity	65,471	55,591	38,261	48,812	81,966

(a)	In 2008, Hallwood Energy reported a net loss of $60,941,000, which included an impairment of $32,731,000 associated with its oil and gas properties. The Company recorded an equity loss to the extent of loans it made and a contingent commitment to invest additional funds in Hallwood Energy. In 2007, Hallwood Energy reported a net loss of $276,413,000, which included an impairment of $232,002,000 associated with its oil and gas properties. The Company recorded its proportionate share of the net loss, to the extent of its carrying value.

(b)	In July 2010, the Company completed a redemption of the Series B Preferred Stock, at $4.00 per share, in the total amount of $1,000,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Textile Products.  In the three years ended December 31, 2010, the Company derived all of its operating revenues from the textile activities of its Brookwood subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, costs, availability of supplies, its response to competition and its ability to generate new markets and products. Although the Company’s textile activities have generated positive cash flow in recent years, there is no assurance that this trend will continue.

While Brookwood has enjoyed substantial revenues from in its military business, there is no assurance that this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $114,266,000, $130,103,000 and $101,813,000 for 2010, 2009 and 2008, respectively, were 12.2% lower in 2010 and 27.8% higher in 2009 from the respective previous years.

From time to time, the military limits orders for existing products and adopts revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. The U.S. government released orders in recent years that include Brookwood’s products, which resulted in substantial military sales. Changes in specifications or orders present a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications and production requirements. Brookwood has regularly conducted research and development on various processes and products intended to comply with the revised specifications and participates in the bidding process for new military products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. A provision of U.S. federal law, known as the Berry Amendment, generally requires the Department of Defense to give preference in procurement to domestically produced products, including textiles. Brookwood’s sales of products to the U.S. military market is highly dependent upon the continuing application and enforcement of the Berry Amendment by the U.S. government. In addition, the U.S. government is releasing contracts for shorter periods than in the past. The Company acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sales trends.

Unstable global nylon and chemical pricing and volatile domestic energy costs, coupled with a varying product mix, have continued to cause fluctuations in Brookwood’s margins, a trend that will potentially continue.

Brookwood continues to identify new market niches to replace sales lost to imports. In addition to its existing products and proprietary technologies, Brookwood has developed advanced breathable, waterproof laminate and other materials, which have been well received by its customers. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan. The ongoing success of Brookwood is contingent on its ability to maintain its level of military business and adapt to the global textile industry. There can be no assurance that the positive results of the past can be sustained or that competitors will not aggressively seek to replace products developed by Brookwood.

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

On March 31, 2010, Kenyon was affected by the general flooding that took place in the State of Rhode Island and in particular from the Pawcatuck River. Kenyon was closed for a period of seven days after which it reinstituted production of unaffected production lines. Only certain production lines were affected and production capacity was restored within a few weeks. Brookwood filed claims with its insurance carriers, through its Kenyon subsidiary. Brookwood recognized the $100,000 insurance policy deductible in the 2010 second quarter and has received from its carriers $1,235,000 for its building and contents claims, including $229,000 received after December 31, 2010. No additional amounts are due. Brookwood has also filed a claim under its business interruption insurance policy, however, the status of the claim is uncertain.

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

In March 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., etal Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets. On October 16, 2009, the Bankruptcy Court confirmed the plan of reorganization of the debtors.

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

Revenue Recognition.  Textile products sales are recognized upon shipment or release of product, when title and risk of loss passes to the customer. Brookwood provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of the aging of accounts receivable. If the financial condition of Brookwood’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Brookwood may receive instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory for delivery at a later date. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and identifies the inventory as separate from Brookwood’s inventory. Generally, a customer provides such instructions to accommodate its lack of available storage space for inventory. This practice is customary in the textile industry and with respect to certain Brookwood customers. In these cases, the Brookwood customer either dictates delivery dates at the time the order is placed or when the customer has not specified a fixed delivery date, the customer owns the goods and has asked Brookwood to keep them in the warehouse. For all of its “bill and hold” sales, Brookwood has no future obligations, the customer is billed when the product is ready for shipment and expected to pay under standard billing and credit terms, regardless of the actual delivery date, and the inventory is identified and not available for Brookwood’s use. The gross margins on the bill and hold sales held by Brookwood at the end of each of the three years ended December 31, 2010 were not material.

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

As application of the equity method of accounting resulted in the carrying value of the Company’s investment in Hallwood Energy to be reduced to zero in each of the years ended December 31, 2009 and 2008, impairment reviews were not required for the investments in Hallwood Energy for those years. The Company’s ownership interests in Hallwood Energy were extinguished in October 2009 when the Bankruptcy Court confirmed the plan of reorganization of the debtors.

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

At December 31, 2010, the Company does not hold any investments that are accounted for under the equity method of accounting.

Inventories.  Inventories at the Brookwood subsidiary are valued at the lower of cost (first-in, first-out or specific identification method) or market. Inventories are reviewed and adjusted for changes in market value based on assumptions related to past and future demand and worldwide and local market conditions. If actual demand and market conditions vary from those projected by management, adjustments to lower of cost or market value may be required. A reserve for inventory obsolescence is evaluated and adjusted on a quarterly basis.

Contingencies.  From time to time, the Company, its subsidiaries, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions in which it or its affiliated entities participated. The Company accrues for losses associated with contingencies when it is both probable that a liability has been incurred and the amount can be reasonably estimated.

Significant judgment may be required in the determination of both probability and whether an exposure is reasonably estimable. Management’s estimates are subjective based on the status of the legal proceeding, the merit of the defenses and consultation with legal counsel. In certain matters, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the matter is close to resolution. As additional information becomes available, management reassesses the potential liability, if any, related to pending claims and may revise its estimates.

Due to the inherent uncertainty of the legal process, estimates may be materially different than the actual outcomes, with the result that the Company’s financial condition and results of operations could be materially affected.

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

Results of Operations

The Company reported net income of $9,880,000 for the year ended December 31, 2010, compared to net income of $17,055,000 for 2009 and $1,398,000 for 2008. Revenue was $168,354,000 for 2010, $179,554,000 for 2009 and $162,237,000 for 2008. Operating income, principally from Brookwood’s operations, was $16,156,000, $25,632,000 and $15,767,000 in 2010, 2009 and 2008, respectively.

Revenues

Textile products sales of $168,354,000 in 2010 decreased by $11,200,000, or 6.2%, compared to $179,554,000 in 2009, which was an increase of $17,317,000, or 10.7%, compared to $162,237,000 in 2008. The fluctuations were principally due to a decrease of $15,837,000 in 2010 and an increase of $28,290,000 in 2009, over prior year amounts, in sales of specialty fabric to U.S. military contractors as a result of fluctuations in orders from the military to Brookwood’s customers. Sales of other products in the commercial market segment, sailcloth and flag products increased in 2010, compared to 2009, which decreased from 2008 sales levels.

Brookwood has several customers who accounted for more than 10% of Brookwood’s sales in one or more of the three years ended December 31, 2010. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in each of the three years ended December 31, 2010. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $51,637,000, $60,994,000 and $47,310,000 in 2010, 2009 and 2008, respectively, which represented 30.7%, 34.0% and 29.2% of Brookwood’s sales. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2009 and 2008. Brookwood’s relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $14,375,000, $24,598,000 and $18,436,000 in 2010, 2009 and 2008,

respectively, which represented 8.5%, 13.7% and 11.4% of Brookwood’s sales. Sales to another customer accounted for slightly more than 10% of sales for 2008 only. Brookwood’s relationship with the customer is ongoing. Sales to that customer, which are also included in military sales, were $16,752,000 in 2008, which represented 10.3% of Brookwood’s sales.

Expenses

Textile products cost of sales of $125,881,000 decreased by $2,931,000, or 2.3%, in 2010, compared to $128,812,000 in 2009, which was an increase of $5,017,000, or 4.1%, compared to $123,795,000 in 2008. The 2010 decrease principally resulted from material and labor costs associated with the lower sales volume and from changes in product mix, offset by an increase in royalty expense related to military products. The 2009 increase principally resulted from material and labor costs associated with the higher sales volume, which were favorably offset by changes in product mix and reduced energy costs, which decreased by 28% in 2009. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, royalties, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.

The gross profit margin was 25.2%, 28.3% and 23.7% in 2010, 2009 and 2008, respectively. The lower gross profit margin for 2010 was attributed to the lower sales volume, changes in product mix and higher royalty costs, partially offset by manufacturing efficiencies such as reductions in material working loss. The higher gross margin for 2009 principally resulted from higher sales volume, product mix, energy savings and manufacturing efficiencies such as reductions in material working loss.

Administrative and selling expenses were comprised of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008

Textile products	$17,872	$18,419	$17,143
Corporate	8,445	6,691	5,532

Total	$26,317	$25,110	$22,675

Textile products administrative and selling expenses of $17,872,000 for 2010 decreased by $547,000, or 3.0%, from the 2009 amount of $18,419,000, which increased by $1,276,000, or 7.4%, compared to the 2008 amount of $17,143,000. The 2010 decrease was primarily attributable to decreases in performance compensation of $512,000 and professional fees, principally legal fees, of $769,000, which were partially offset by an increase in salary and benefits of $570,000. The 2009 increase was primarily attributable to increases in performance compensation and payroll and benefit costs of $1,282,000 and professional fees, principally legal fees, of $200,000. The textile products administrative and selling expenses include items such as payroll, professional fees, sales commissions, marketing, rent, insurance and travel. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development expenses were approximately $936,000 in 2010, $835,000 in 2009 and $862,000 in 2008.

Corporate administrative expenses were $8,445,000 for 2010, compared to $6,691,000 for 2009 and $5,532,000 for 2008. The 2010 increase of $1,754,000, or 26.2%, was primarily attributable to higher professional fees of $1,645,000, principally related to the Hallwood Energy bankruptcy and the associated litigation matters. The 2009 increase of $1,159,000, or 21.0%, was principally attributable to higher professional fees of $2,343,000, including costs related to the Hallwood Energy bankruptcy, the special committee’s activities in considering the offer by a company affiliated with the chairman and principal stockholder to acquire the Company’s outstanding common stock that was cancelled and accounting and tax services. The 2009 increase was partially offset by decreased employee related expenses of $825,000 from 2008, which included severance costs of $355,000 associated with a reduction in staff.

Other Income (Loss)

Equity losses from the Company’s investments in Hallwood Energy, attributable to the Company’s share of losses reported by Hallwood Energy, were $12,120,000 in 2008. The Company did not record a 2010 or 2009 equity loss as the carrying value of its investment in Hallwood Energy was zero at December 31, 2008 and the Company made no additional investment or commitment to provide additional financial support to Hallwood Energy during 2009 or 2010. The Company had no ownership interest in Hallwood Energy following Hallwood Energy’s bankruptcy reorganization in October 2009.

As a result of Hallwood Energy’s bankruptcy reorganization, the extinguishment of the Company’s ownership interest in Hallwood Energy in the confirmed plan of reorganization, the previously recorded reduction in the carrying value of the Hallwood Energy investment to zero and possession by HPI, the secured lender to Hallwood Energy, of substantially all of Hallwood Energy’s assets and operations (including all financial records), the Company was unable to provide operating data for Hallwood Energy for the year ended December 31, 2009.

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

The Company’s interest expense was comprised of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008

Textile products	$267	$252	$688
Corporate	34	—	—

Total	$301	$252	$688

Textile products interest expense principally relates to Brookwood’s Working Capital Revolving Credit Facility. Corporate interest expense relates to amounts paid to tax agencies.

Interest and other income was $10,000 in 2010, compared to $36,000 in 2009 and $144,000 in 2008. The 2010 and 2009 decreases were principally due to reduced interest income earned on lower balances of cash and cash equivalents and lower interest rates.

Income Taxes

Following is a schedule of income tax expense (benefit) (in thousands):

	Years Ended December 31,
	2010	2009	2008

Federal
Current	$4,578	$5,377	$(116)
Deferred	239	2,549	744

Sub-total	4,817	7,926	628
State
Current	740	1,144	759
Deferred	428	(429)	38

Sub-total	1,168	715	797
Foreign
Current	—	(280)	280

Total	$5,985	$8,361	$1,705

The income tax expense for 2010 and 2009 was principally due to the operating income from Brookwood, partially offset by corporate administrative expenses.

The income tax expense for 2008 was principally due to the operating income from Brookwood, partially offset by the equity loss from the investment in Hallwood Energy and corporate administrative expenses.

The statutory federal tax rate in 2010, 2009 and 2008 was 35%, 35% and 34%, respectively, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.

For 2009, the Company fully utilized its remaining federal net operating loss carryforward and alternative minimum tax credits, and reported taxable income of $16,839,000 on its federal income tax return for the year ended December 31, 2009, principally attributable to the operating income from Brookwood.

The Company reported a taxable loss of $2,325,000 on its federal income tax return for the year ended December 31, 2008, principally from operating income from Brookwood, offset by the flow-through of partnership losses from its Hallwood Energy investment.

After filing its 2007 federal income tax return with the Internal Revenue Service (“IRS”) in September 2008, the Company filed a carryback of its 2007 taxable loss and received a tax refund in October 2008 in the amount of $12,347,000.

At December 31, 2010 and 2009, the net deferred tax asset was $1,031,000 and $1,698,000, respectively. The 2010 balance was comprised of $1,031,000 attributable to temporary differences (including $1,120,000 associated with the Company’s investment in Hallwood Energy). The 2009 balance was comprised of $1,273,000 attributable to temporary differences (including $1,120,000 associated with the Company’s investment in Hallwood Energy), and $425,000 of state tax credits.

Related Party Transactions

Hallwood Investments Limited.  The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000. The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services in Europe in connection with HIL’s services to the Company pursuant to the financial consulting agreement and for travel and related expenses between Europe and the Company’s locations in the United States and health insurance premiums.

A summary of the fees and expenses related to HIL and Mr. Gumbiner is detailed below (in thousands):

	Years Ended December 31,
	2010	2009	2008

Consulting fees	$996	$996	$996
Office space and administrative services	267	240	301
Travel and other expenses	203	171	110

Total	$1,466	$1,407	$1,407

In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting. In the three years ended December 31, 2010, 2009 and 2008, Mr. Gumbiner received a consulting fee from only one affiliate, Hallwood Energy, of $ -0-, $-0- and $150,000, respectively. In addition, Mr. Gumbiner held a profit interest only in Hallwood Energy in the three year period ended December 31, 2010. Mr. Gumbiner transferred this profit interest to HPI, the primary secured lender to Hallwood Energy, in June 2008 in connection with a loan restructuring by Hallwood Energy.

During the three years ended December 31, 2010, HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the Dallas office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the years ended December 31, 2010, 2009 and 2008, the HIL-related companies reimbursed the Company $110,000, $100,000 and $110,000, respectively, for such expenses.

Investments in Hallwood Energy.  In November 2007, Hallwood Family (BVI) L.P. (“HFBL”) committed to fund $7,500,000 of additional equity to Hallwood Energy no later than November 15, 2007. HFBL funded the full $7,500,000 in November under this agreement, with Hallwood Energy executing a promissory note bearing interest at 16% per annum. On January 2, 2008, as per the commitment agreement, the outstanding amount plus accrued interest was automatically converted into Hallwood Energy Class C limited partnership interest.

In January 2008, HFBL loaned $5,000,000 to Hallwood Energy in connection with Hallwood Energy’s $30,000,000 first convertible note (the “First Convertible Note”). Prior to the confirmation of Hallwood Energy’s bankruptcy plan in October 2009, HFBL had invested a total of $19,156,000 in Hallwood Energy, of which $14,156,000 was in the form of Class C limited partnership interest and $5,000,000 of its First Convertible Note. Pursuant to Hallwood Energy’s confirmed plan of reorganization, the Class C partnership interest was extinguished and the convertible note is subordinated to recovery in favor of HPI.

Hallwood Energy.  Prior to July 31, 2009, Hallwood Energy shared common offices, facilities and certain staff in the Company’s Dallas office and Hallwood Energy was obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the years ended December 31, 2010, 2009 and 2008, Hallwood Energy reimbursed the Company $-0-, $70,000 and $415,000, respectively, for such expenses. Hallwood Energy completed its move from the office space by July 31, 2009 and no longer shares such expenses.

Investments in Hallwood Energy

Prior to the confirmation of Hallwood Energy’s bankruptcy plan in October 2009 (discussed below), the Company had invested $61,481,000 in Hallwood Energy’s general partner interest and Class A and Class C limited partner interests. In addition, the Company loaned Hallwood Energy $13,920,000 in the form of convertible notes issued by Hallwood Energy. The Company accounted for the investment in Hallwood Energy using the equity method of accounting and recorded its pro rata share of Hallwood Energy’s net income (loss), partners’ capital transactions and comprehensive income (loss), as appropriate. In connection with Hallwood Energy’s bankruptcy reorganization, the Company’s ownership interests in Hallwood Energy were extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting. Additionally, any right of recovery for the convertible note interests is subordinated in favor of HPI.

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

Bankruptcy Reorganization by Hallwood Energy.  In March 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets.

In June 2009, the Bankruptcy Court granted a motion by HPI to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations.

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

In connection with the then ongoing efforts to complete the Talisman Energy Transaction (discussed below), the Company loaned Hallwood Energy $2,961,000 in May 2008. Concurrent with the completion of the Talisman Energy Transaction in June 2008, the Company entered into an equity support agreement (the “Equity Support Agreement”) with Hallwood Energy under which the Company committed, under certain conditions, to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum of $12,500,000. The Company contributed $2,039,000 at the completion date (for a total amount of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances, under the terms of a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”) issued by Hallwood Energy in May 2008 and underwritten by the Company. In September 2008, the Company loaned $4,300,000 to Hallwood Energy pursuant to the Equity Support Agreement. The Company’s additional investments and contingent commitment to provide additional financial support, resulted in the recording of an equity loss in the year ended December 31, 2008 of $12,120,000, which included accumulated equity losses that had not been previously recorded, as the Company had reduced the carrying value of its investment to zero.

An obligation and related additional equity loss were recorded in 2008 to the extent of the Company’s contingent commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in accordance with generally accepted accounting principles. Subject to certain defenses raised by the Company, the remaining commitment amount under the Equity Support Agreement was $3,201,000 at December 31, 2010 and an adversary proceeding is pending against the Company demanding that the Company fund the additional $3,201,000.

The Company’s carrying value of its Hallwood Energy investment remained at zero during the three years ended December 31, 2010. Pursuant to Hallwood Energy’s plan of reorganization confirmed by the Bankruptcy Court in October 2009, the Company’s ownership interest in Hallwood Energy was extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting.

In October 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and Class A, B and C limited partnership interests, including those held by the Company. In addition, Hallwood Energy’s convertible notes, including those held by the Company, are subordinated to recovery in favor of HPI.

Following is a description of certain capital and loan transactions completed by Hallwood Energy during 2008 and the Company’s relative participation in those transactions. No capital or loan transactions occurred during 2009 or 2010.

Capital Transactions.  In November 2007, HIL, another existing investor in Hallwood Energy, and HPI entered into a letter agreement providing for a total of up to $15,000,000 in additional funding. HFBL, on behalf of HIL, funded $7,500,000 under the letter agreement, executing a promissory note. Two of the partners did not fund under this agreement which constituted a default condition under the Senior Secured Credit Facility, as stipulated in the letter agreement. This default condition was subsequently waived and on January 2, 2008, as per the letter agreement, HFBL’s loan and accrued interest was converted into a Class C limited partner interest.

Talisman Energy Transaction and Farmout Agreement.  In June 2008, Hallwood Energy raised additional capital by entering into an agreement for the sale and farmout to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and the option to pay up to the additional $65,000,000), and entered into an agreement to provide consulting services to the purchaser for one year (the “Talisman Energy Transaction”). FEI prepaid the consulting services agreement which required two man-weeks per month of service from two senior executives. The revenues from this agreement were recognized as earned by Hallwood Energy over the course of the twelve month period. In October 2008, FEI elected to make a second payment of $30,000,000 to Hallwood Energy. In February 2009, FEI elected to make a partial funding in the amount of $15,000,000 of its third payment.

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

The farmout agreement between Hallwood Energy and FEI was terminated prior to December 31, 2009. The exact date that the agreement was terminated is the subject of the adversary proceeding in the bankruptcy court, but the agreement was terminated not later than October 2009 in connection with the confirmation of the plan of reorganization in the Hallwood Energy Chapter 11 proceeding.

The Company was not a party to and had no obligations under the farmout agreement.

Equity Support Agreement.  In connection with the Talisman Energy Transaction, the Company loaned $2,961,000 to Hallwood Energy in May 2008. Concurrent with the completion of the Talisman Energy Transaction, the Company entered into the Equity Support Agreement with Hallwood Energy, under which the Company committed, under certain conditions, to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The Company contributed $2,039,000 at the completion date (for a total of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances, under terms of the Second Convertible Note. In September 2008, the Company loaned an additional $4,300,000 to Hallwood Energy under the Equity Support Agreement.

During June and July 2008, the Company sold $380,000 of the Second Convertible Note to other investors in Hallwood Energy. Prior to the confirmation of Hallwood Energy’s bankruptcy plan in October 2009, $9,300,000 of the Second Convertible Note was outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors. The remaining commitment amount under the Equity Support Agreement, which is currently subject to litigation, is $3,201,000.

The Equity Support Agreement terminated not later than October 2009 in connection with the confirmation of Hallwood Energy’s plan of reorganization. The Equity Support Agreement is no longer in effect, although (as previously discussed) the obligation to pay the remaining unpaid contingent commitment amount of $3,201,000 is at issue in the pending adversary proceeding against the Company.

Secured Credit Facilities.  In April 2007, Hallwood Energy entered into a $100,000,000 senior secured credit facility (the “Senior Secured Credit Facility”) with HPI, who was an affiliate of one of Hallwood Energy’s investors, and Hallwood Energy borrowed the full availability during 2007.

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

To the extent Hallwood Energy was not in default by virtue of pre-March 2009 events, the bankruptcy filing in March 2009 constituted a default under the terms of the Secured Credit Facilities and the forbearance agreement was terminated by its terms upon the filing. However, under the automatic stay provisions of the Bankruptcy Code, HPI had not been able to foreclose on its collateral. As previously stated, in June 2009, the Bankruptcy Court granted a motion by HPI to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations.

First Convertible Note.  In January 2008, Hallwood Energy entered into the $30,000,000 First Convertible Note. During the 2008 first quarter, $28,839,000 of the First Convertible notes were subscribed for and issued. The Company subscribed for $5,000,000 of the First Convertible Note and provided the funds to Hallwood Energy in January 2008.

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

Liquidity and Capital Resources

General.  The Company, through its Brookwood subsidiary, principally operates in the textile products segment and, until Hallwood Energy’s bankruptcy reorganization in 2009, the energy business segment. The Company’s cash position increased by $3,321,000 during 2010 to $11,159,000 as of December 31, 2010. The principal source of cash in 2010 was $23,350,000 provided by operations. The primary uses of cash in 2010 were $7,089,000 for property, plant and equipment principally at Brookwood (including $3,200,000 for the purchase of the Connecticut production facility), $7,490,000 for net purchases of short-term investments, $4,450,000 for net repayment of bank borrowings and $1,000,000 for the redemption of the Company’s Series B preferred stock.

Textiles.  The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the military, consumer, industrial and medical markets. Brookwood maintains a $25,000,000 Working Capital Revolving Credit Facility with Key Bank. The facility had a maturity date of January 31, 2011. On September 30, 2010, Brookwood entered into an amendment to extend the term of the facility to January 31, 2014. At December 31, 2010, Brookwood had approximately $22,879,000 of unused borrowing capacity on its Working Capital Revolving Credit Facility.

Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval. Brookwood continues to monitor the performance and viability of its factors. As of March 31, 2011, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements. In March 2010, GMAC Commercial Finance, one of Brookwood’s factors, entered into an agreement to sell substantially all of its factoring portfolio to Wells Fargo Bank, N.A., also one of Brookwood’s factors. Brookwood was notified of the sale by both factors in April 2010 and has not experienced any interruption in its level of service.

In the years ended December 31, 2010, 2009 and 2008, Brookwood paid cash dividends to the Company of $4,000,000, $4,500,000 and $9,300,000, respectively. In addition, Brookwood made tax sharing payments to the Company of $10,434,000, $7,751,000 and $7,341,000, respectively, under its tax sharing agreement. In the 2011 first quarter, Brookwood made dividend and tax sharing payments of $1,000,000 and $1,467,000, respectively. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued profitability and compliance with its loan covenants contained in the Working Capital Revolving Credit Facility. Brookwood’s total debt to total tangible net worth ratio of 0.29 at December 31, 2010 was reduced from 0.66 at December 31, 2009, principally due to its profitable operations during 2010, as compared to the dividends paid, and was substantially below the maximum allowable ratio of 1.50. Brookwood’s total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), for the trailing four quarters, ratio of 0.07 at December 31, 2010 was reduced from 0.19 at December 31, 2009, and was substantially below the maximum allowable ratio of 2.00. Primarily as a result of a reduction in the volume of military orders during the fourth quarter of 2010 and first quarter of 2011, Brookwood’s revenue and net income have decreased from the first half of 2010. Continued compliance with the covenants under its Working Capital Revolving Credit Facility depends on Brookwood’s military orders during 2011 increasing from the levels in the fourth quarter of 2010 and first quarter of 2011.

Brookwood continuously evaluates opportunities to reduce production costs and expand its manufacturing capacity and portfolio of products. Accordingly, Brookwood incurs capital expenditures to pursue such opportunities, as well as for environmental and safety compliance, building upgrades, energy efficiencies, and various strategic objectives. In the three years ended December 31, 2010, Brookwood met its capital expenditure and equipment maintenance requirements from its operating cash flows and availability under its Working Capital Revolving Credit Facility. There were no material capital commitments as of December 31, 2010. It is anticipated that Brookwood’s future capital expenditure projects will be funded from operations and, if necessary, availability under its Working Capital Revolving Credit Facility. Brookwood estimates its 2011 capital expenditures will be within a range of $3,000,000 to $4,000,000. In May 2010, Brookwood Laminating completed the purchase of its

Connecticut production facility pursuant to the exercise of an option contained in its lease agreement. The purchase price of $3,200,000 was funded with operating cash flows.

Investments in Financial Instruments.  In the 2011 first quarter, the Company opened an investment account with UBS and intends to transfer a significant portion of the cash it holds from time to time to the UBS account to be placed in various financial instruments and may borrow additional amounts from UBS to invest on a leveraged basis, including in equity and debt that is publicly traded or is issued by United States and foreign publicly traded companies, financial institutions, mutual funds and exchange traded funds. As of April 15, 2011, no funds have been transferred into the UBS account. The Company’s ability to transfer funds to the UBS account will depend in part on the availability of dividends from the Company’s Brookwood subsidiary. Brookwood’s lender has requested that Brookwood demonstrate its continued compliance with the covenants under its Working Capital Revolving Credit Facility for the 2011 first quarter in connection with authorizing additional dividends to the Company.

Energy.  During 2008, the Company invested $13,920,000 in Hallwood Energy, as part of a total investment in Hallwood Energy of $75,401,000. No additional investment was made in Hallwood Energy during 2009 or 2010.

Company’s Future Liquidity.  The Company’s ability to generate cash flow from operations will depend on its future performance, including the level and timing of its military sales, and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by the outcome of its litigation matters and prevailing economic conditions. Many of these factors are beyond the Company’s control. Considering its current cash position, anticipated cash flow from operations and availability under the Brookwood Working Capital Revolving Credit Facility, the Company believes it has sufficient funds to meet its liquidity needs for the next twelve months.

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

Contractual Obligations and Commercial Commitments

The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of December 31, 2010 (in thousands):

	Payments Due During the Years Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total

Contractual Obligations
Long term debt	$—	$—	$—	$2,000	$—	$—	$2,000
Operating leases	644	562	396	364	364	212	2,542

Total	$644	$562	$396	$2,364	$364	$212	$4,542

Interest costs associated with the Company’s debt, which bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the renewal of the revolving credit facility at its then loan balance as of December 31, 2010, are $60,000, for each of the years ending December 31, 2011 through December 31, 2015, respectively.

Employment Contracts.  The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood.  In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($13,956,000 at December 31, 2010). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.

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

Financial Covenants

Brookwood.  The principal ratios required to be maintained under Brookwood’s Working Capital Revolving Credit Facility as of December 31, 2010 and the end of the interim quarters are provided below:

		Quarters Ended in 2010
Description	Requirement	December 31,	September 30,	June 30,	March 31,

Total debt to tangible net worth	must be less than ratio of 1.50	0.29	0.37	0.46	0.55
Total funded debt to EBITDA	must be less than ratio of 2.00	0.07	0.08	0.07	0.14
Net income	must exceed $1	Yes	Yes	Yes	Yes

Brookwood was in compliance with its loan covenants under the Working Capital Revolving Credit Facility as of December 31, 2010 and 2009 and for all interim periods during 2010, 2009 and 2008.

Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon Brookwood’s compliance with the loan covenants contained in the Working Capital Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets which were $60,596,000 and $48,821,000 at December 31, 2010 and 2009, respectively.

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

New Accounting Pronouncements

Accounting standard-setting organizations frequently issue new or revised accounting rules. The Company regularly reviews new pronouncements to determine their impact, if any, on the Company’s financial statements. No pronouncements materially affecting the Company’s financial statements have been issued since the completion of the Company’s consolidated financial statements for the year ended December 31, 2009.

Forward-Looking Statements

In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-K relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in Item 1A.- Risk Factors to this report. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

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

Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management, including the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

The Company has no compensation plans under which equity securities of the Company are authorized for issuance. The Company’s 1995 Stock Option Plan terminated on June 27, 2005. No options are outstanding and no new options can be issued.

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

Information regarding certain relationships and related transactions, and director independence is contained in the Proxy Statement under the headings “Election of Directors” and “Certain Relationships and Related Transactions,” and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is contained in the Proxy Statement under the heading “Audit Fees” and such information is incorporated herein by reference.

PART IV

Item 15.	Financial Statements, Financial Statement Schedules and Exhibits

Reference is made to the “Index to Financial Statements and Schedules” appearing after the signature page hereof.

1. Financial Statements.

Included in Part II, Item 8 of this report are the following

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2010 and 2009

Consolidated Statements of Operations, Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Comprehensive Income, Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2008, 2009 and 2010

Consolidated Statements of Cash Flows, Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

I. Condensed Financial Information of Registrant (Parent Company)

II. Valuation and Qualifying Accounts and Reserves

All other schedules are omitted since the required information is not applicable or is included in the consolidated financial statements or related notes.

3. Exhibits.

(a) Exhibits.

3.1		—	Second Restated Certificate of Incorporation of The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement, filed on October 26, 1995 File No. 33-63709.

3.2		—	Amendment to Second Restated Certificate of Incorporation of The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed on May 14, 2004, File No. 1-8303.

3.3		—	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 1997, File No. 1-8303.

3.4		—	Amendment to the Amended and Restated Bylaws of the Company, dated November 14, 2007, to permit the Company’s shares of stock to be uncertificated, is incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-K for the year ended December 31, 2007.

10.1		—	Tax Sharing Agreement, dated as of March 15, 1989, between the Company and Brookwood Companies Incorporated is incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended July 31, 1989, File No. 1-8303.

*10	.2	—	Amended Tax-Favored Savings Plan Agreement of the Company, effective as of February 1, 1992, is incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

*10	.3	—	Hallwood Special Bonus Agreement, dated as of August 1, 1993, between the Company and all members of its control group that now, or hereafter, participate in the Hallwood Tax Favored Savings Plan and its related trust, and those employees who, during the plan year of reference are highly-compensated employees of the Company, is incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.

*10	.4	—	Financial Consulting Agreement, dated as of December 31, 1996, between the Company and Hallwood Investments Limited, formerly HSC Financial Corporation, is incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 1996, File No. 1-8303.

* 10.5		—	Amendment to Financial Consulting Agreement, dated as of May 16, 2001, between the Company and Hallwood Investments Limited is incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 1-8303.

* 10.6		—	Amendment to Financial Consulting Agreement, dated as of January 1, 2000, between the Company and Hallwood Investments Limited, is incorporated herein by refinance to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2000, File No. 1-8303.

10.7		—	Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of January 30, 2004, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.

* 10.8		—	Amendment to Financial Consulting Agreement, dated March 10, 2004, by and between the Company and Hallwood Investments Limited, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.

* 10.9		—	Compensation Letter, dated May 11, 1998, between Brookwood Companies Incorporated and Amber M. Brookman is incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-8303.

* 10.10		—	Amendment to Financial Consulting Agreement, dated March 9, 2005, by and between the Company and Hallwood Investments Limited, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 1-8303.

10.11		—	First Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2005, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarter ended March 31, 2005, File No. 1-8303.

* 10.12		—	The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated and Unit Agreement under the Plan between Amber M. Brookman and the Company, is incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company’s Form 8-K dated January 17, 2006, File No. 1-8303.

10.13		—	Second Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2006, by and among Key Bank National Association, Brookwood Companies Incorporated and certain Subsidiaries, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2005, File No. 1-8303.

10.14		—	Third Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of December 12, 2007, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 1-8303

*10	.15	—	Change in compensation payable to Amber Brookman is incorporated herein by reference to Item 5.02 to the Company’s Form 8-K dated March 15, 2007, File No. 1-8303.

*10	.16	—	First Amendment to The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated, dated June 19, 2007, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q for the period ended June 30, 2007, File No. 1-8303.

10.17		—	Fourth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of May 30, 2008, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the period ended June 30, 2008, File No. 1-8303.

10.18		—	Fifth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of October 23, 2009, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.26 to the Company’s Form 10-Q for the period ended September 30, 2009, File No. 1-8303.

10.19		—	Sixth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of September 30, 2010, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the period ended September 30, 2010, File No. 1-8303.

21		—	Active subsidiaries of the Registrant as of February 28, 2011, filed herewith.

31.1		—	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

31.2		—	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1		—	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Constitutes a compensation plan or agreement for executive officers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

By:	/s/ Richard Kelley
Richard Kelley
Vice President — Finance
(Principal Financial and Accounting Officer)

Dated: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 15th day of April 2011.

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
Dallas, Texas

We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP

Dallas, Texas
April 15, 2011

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$11,159	$7,838
Marketable securities — short-term investments	7,490	—
Accounts receivable, net
Factors	14,043	26,375
Trade and other	8,916	11,800
Related parties	12	35
Inventories, net	19,136	23,592
Deferred income tax, net	1,597	970
Prepaids, deposits and other assets	700	612
Prepaid income taxes	1,093	—

	64,146	71,222
Noncurrent Assets
Property, plant and equipment, net	20,984	16,342
Other assets	147	148
Deferred income tax, net	—	728
Investments in Hallwood Energy, net	—	—

	21,131	17,218

Total Assets	$85,277	$88,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,996	$14,477
Accrued expenses and other current liabilities	6,016	6,645
Payable — contingent additional investment in Hallwood Energy	3,201	3,201
Income taxes payable	27	1,076
Redeemable preferred stock	—	1,000

	17,240	26,399
Noncurrent Liabilities
Loans payable	2,000	6,450
Deferred income tax	566	—

	2,566	6,450

Total Liabilities	19,806	32,849

Contingencies and Commitments (Note 16)

Stockholders’ Equity
Common stock, $0.10 par value; authorized 10,000,000 shares; issued 2,396,105 shares for both periods; outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	26,935	17,055
Treasury stock, 870,939 shares for both periods; at cost	(13,404)	(13,404)

Total Stockholders’ Equity	65,471	55,591

Total Liabilities and Stockholders’ Equity	$85,277	$88,440

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008

Revenues
Textile products sales	$168,354	$179,554	$162,237
Expenses
Textile products cost of sales	125,881	128,812	123,795
Administrative and selling expenses	26,317	25,110	22,675

	152,198	153,922	146,470

Operating income	16,156	25,632	15,767
Other Income (Loss)
Interest expense	(301)	(252)	(688)
Interest and other income	10	36	144
Equity loss from investments in Hallwood Energy	—	—	(12,120)

	(291)	(216)	(12,664)

Income before income taxes	15,865	25,416	3,103
Income tax expense	5,985	8,361	1,705

Net Income	$9,880	$17,055	$1,398

Net Income Per Common Share
Basic	$6.48	$11.18	$0.92

Diluted	$6.48	$11.18	$0.92

Weighted Average Shares Outstanding
Basic	1,525	1,525	1,521

Diluted	1,525	1,525	1,525

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2010	2009	2008

Net Income	$9,880	$17,055	$1,398
Other Comprehensive Income (Loss)
None	—	—	—

Comprehensive Income	$9,880	$17,055	$1,398

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2009 and 2010
(Amounts in thousands)

			Additional		Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity

Balance, January 1, 2008	2,396	$240	$56,469	$5,576	875	$(13,473)	$48,812
Net income				1,398			1,398
Cash dividends on common stock			(5,083)	(6,951)			(12,034)
Reissuance of treasury shares from exercise of stock options and related income tax effect			39	(23)	(4)	69	85

Balance, December 31, 2008	2,396	240	51,425	—	871	(13,404)	38,261
Net income				17,055			17,055
Excess tax benefits from share - based payment arrangements			275				275

Balance, December 31, 2009	2,396	240	51,700	17,055	871	(13,404)	55,591
Net income				9,880			9,880

Balance, December 31, 2010	2,396	$240	$51,700	$26,935	871	$(13,404)	$65,471

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,880	$17,055	$1,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	2,263	2,325	2,291
Deferred tax expense (benefit)	667	2,120	782
Provision (recovery) for obsolete inventory	(184)	313	322
Provision for doubtful accounts and factor dilution	(148)	—	—
Excess tax benefits from share-based payment arrangements	—	(275)	(39)
Equity loss from investments in Hallwood Energy	—	—	12,120
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	15,387	(16,455)	4,355
(Increase) decrease in inventories	4,640	(2,131)	2,932
Increase (decrease) in accounts payable	(6,525)	3,627	(2,729)
Net change in income taxes receivable/payable	(2,142)	1,147	12,550
Increase (decrease) in accrued expenses and other current liabilities	(401)	823	642
Net change in other assets and liabilities	(87)	88	136

Net cash provided by operating activities	23,350	8,637	34,760
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property, plant and equipment, net	(7,089)	(3,102)	(3,207)
Redemptions of short-term investments	340	—	—
Purchases of short-term investments	(7,830)	—	—
Investments in Hallwood Energy	—	—	(13,920)

Net cash used in investing activities	(14,579)	(3,102)	(17,127)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	11,745	54,551	63,844
Repayments of revolving credit facility	(16,195)	(58,512)	(70,614)
Repayment of other bank borrowings and loans payable	—	(27)	(158)
Redemption of redeemable preferred stock	(1,000)	—	—
Excess tax benefits from share-based payment arrangements	—	275	39
Cash dividends on common stock	—	—	(12,034)
Proceeds from exercise of stock options	—	—	46

Net cash (used in) financing activities	(5,450)	(3,713)	(18,877)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,321	1,822	(1,244)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,838	6,016	7,260

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,159	$7,838	$6,016

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

Brookwood principally operates as a converter, finisher and laminator in the textile industry, which processes fabrics at its plants, located in Rhode Island and Connecticut, or by contracting with independent finishers. Brookwood is one of the largest coaters of woven nylons in the United States of America. Brookwood is known for its extensive, in-house expertise in high-tech fabric development and is a major supplier of specialty fabric to U.S. military contractors. Brookwood produces fabrics that meet standards and specifications set by both government and private industry, which are used by military, consumer and industrial customers. Brookwood has two principal subsidiaries at December 31, 2010:

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

Textile products accounted for all of the Company’s operating revenues in the three years ended December 31, 2010.

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

Recognition of Income

Textile products sales are recognized upon shipment or release of product, when title and risk of loss passes to the customer. Brookwood provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of the aging of accounts receivable. If the financial condition of Brookwood’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Brookwood may receive instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory for delivery at a later date. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and identifies the inventory as separate from Brookwood’s inventory. Generally, a customer provides such instructions to accommodate its lack of available storage space for inventory. This practice is customary in the textile industry and with respect to certain Brookwood customers. In these cases, the Brookwood customer either dictates delivery dates at the time the order is placed or when the customer has not specified a fixed delivery date, the customer owns the goods and has asked Brookwood to keep them in the warehouse. For all of its “bill and hold” sales, Brookwood has no future obligations, the customer is billed when the product is ready for shipment and expected to pay under standard billing and credit terms, regardless of the actual delivery date, and the inventory is identified and not available for Brookwood’s use. The gross margins on the bill and hold sales held by Brookwood at the end of each of the three years ended December 31, 2010 were not material.

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

The Company completed its evaluation and determined that as of January 1, 2007 there were no significant uncertain tax positions requiring recognition in its consolidated financial statements. No additional reserves were required during the years ended or as of December 31, 2010, 2009 and 2008. The evaluation was performed for the tax years ended December 31, 2007 through 2010, the tax years which remain subject to examination by major tax jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event the Company incurs interest and/or penalties, they will be classified in the financial statements as interest expense or administrative and selling expense, respectively.

Inventories

Inventories at the Brookwood subsidiary are valued at the lower of cost (first-in, first-out or specific identification method) or market. Inventories are reviewed and adjusted for changes in market value based on assumptions related to past and future demand and worldwide and local market conditions. If actual demand and

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market conditions vary from those projected by management, adjustments to lower of cost or market value may be required. A reserve for inventory obsolescence is evaluated and adjusted on a quarterly basis.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Marketable Securities

The Company’s marketable securities consist of variable-rate demand notes and are classified as available-for-sale securities. Variable-rate demand notes are considered highly liquid and although the variable-rate demand notes have long-term nominal maturity dates, the interest rates generally reset weekly. Despite the long-term nature of the variable-rate demand notes, the Company believes that it has the ability to quickly liquidate these securities, which have an embedded put option that allows the bondholder to sell the security at par plus accrued interest.

Investments in available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income in the consolidated balance sheet. Investments, which include the variable-rate demand notes, in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term.

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

Liquidity

The Company’s ability to generate cash flow from operations will depend on its future performance, including the level and timing of its military sales, and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by the outcome of its litigation matters and prevailing economic conditions. Many of these factors are beyond the Company’s control. Considering its current cash position,

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipated cash flow from operations and availability under the Brookwood Working Capital Revolving Credit Facility, the Company believes it has sufficient funds to meet its liquidity needs for the next twelve months.

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

New Accounting Pronouncements

Accounting standard-setting organizations frequently issue new or revised accounting rules. The Company regularly reviews new pronouncements to determine their impact, if any, on the Company’s financial statements. No pronouncements materially affecting the Company’s financial statements have been issued since the completion of the Company’s consolidated financial statements for the year ended December 31, 2009.

Note 2	— Cash, Cash Equivalents and Marketable Securities

The Company’s cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2010
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value

Cash and Cash Equivalents
Cash	$5,909	$—	$—	$5,909
Available for-sale-securities:
Money market funds	5,250	—	—	5,250

Total cash and cash equivalents	$11,159	$—	$—	$11,159

Marketable Securities
Short-term investments
Variable-rate demand notes	$7,490	$—	$—	$7,490

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value

Cash and Cash Equivalents
Cash	$464	$—	$—	$464
Interest-bearing demand deposits	1,002	—	—	1,002
Available for-sale-securities:
Money market funds	6,372	—	—	6,372

Total cash and cash equivalents	$7,838	$—	$—	$7,838

Marketable Securities
None	$—	$—	$—	$—

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There are no unrealized gains or losses for the variable rate demand notes because of the frequent resetting nature of such notes. Variable-rate demand notes are considered highly liquid and although the variable-rate demand notes have long-term nominal maturity dates, the interest rates generally reset weekly. Despite the long-term nature of the variable-rate demand notes, they are classified as short-term due to the Company’s ability to quickly liquidate these securities at par plus accrued interest with seven-day notice.

Note 3	— Inventories

All inventories relate to Brookwood. Inventories as of the balance sheet dates were as follows (in thousands):

	December 31,
	2010	2009

Raw materials	$6,796	$5,839
Work in progress	4,782	8,703
Finished goods	8,758	10,434

	20,336	24,976
Less: Obsolescence reserve	(1,200)	(1,384)

Total	$19,136	$23,592

Note 4	— Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2010	2009

Machinery and office equipment and furniture	$30,806	$26,609
Buildings and improvements	11,291	6,884
Leasehold improvements	1,549	1,266
Construction in progress	976	3,768
Land	1,352	594

	45,974	39,121
Less: Accumulated depreciation and impairment reserve	(24,990)	(22,779)

Total	$20,984	$16,342

During 2010, 2009 and 2008, the Company, principally Brookwood, wrote off $52,000, $321,000 and $997,000, respectively, of fully depreciated assets.

Depreciation, amortization and impairment expense for each of the three years ended December 31, 2010 was $2,263,000, $2,325,000 and $2,291,000, respectively.

Note 5	— Operations of Brookwood Companies Incorporated

Receivables.  Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval. Commissions paid to factors were approximately $718,000, $841,000 and $733,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Factored receivables were $14,043,000 and $26,375,000 at December 31, 2010 and 2009, which were net of a returned goods dilution allowance of $114,000 and $236,000, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Brookwood continues to monitor its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of March 31, 2011, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Trade receivables were $8,387,000 and $11,427,000 at December 31, 2010 and 2009, which were net of an allowance for doubtful accounts of $129,000 and $155,000, respectively. The trade receivable balance at December 31, 2010 and 2009 included approximately $1,643,000 and $4,885,000, respectively, which was the balance remaining related to fabric sold in two products to a Brookwood customer that supplies the U.S. military for which payment has been delayed due to a pending compliance issue (see also Note 16). Brookwood resolved the issue with respect to one of the products and received payment at full value in 2009. Additionally, resolution on the second product with one of the procurement entities was achieved in July 2010 and Brookwood received payment at full value of $3,242,000 in October 2010. Efforts are continuing to structure a resolution with the final procurement entity and Brookwood believes it is likely to collect the balance due following resolution of the remaining issues.

Sales Concentration.  Brookwood has several customers who accounted for more than 10% of Brookwood’s sales in one or more of the three years ended December 31, 2010. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in each of the three years ended December 31, 2010. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $51,637,000, $60,994,000 and $47,310,000 in 2010, 2009 and 2008, respectively, which represented 30.7%, 34.0% and 29.2% of Brookwood’s sales. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2009 and 2008. Brookwood’s relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $14,375,000, $24,598,000 and $18,436,000 in 2010, 2009 and 2008, respectively, which represented 8.5%, 13.7% and 11.4% of Brookwood’s sales. Sales to another customer accounted for slightly more than 10% of sales for 2008 only. Brookwood’s relationship with the customer is ongoing. Sales to that customer, which are also included in military sales, were $16,752,000 in 2008, which represented 10.3% of Brookwood’s sales.

Military sales were $114,266,000, $130,103,000 and $101,813,000 in 2010, 2009 and 2008, respectively, which represented 67.9%, 72.5% and 62.8% of Brookwood’s sales.

Flood at Kenyon Facility.  On March 31, 2010, Kenyon was affected by the general flooding that took place in the State of Rhode Island and in particular from the Pawcatuck River. Kenyon was closed for a period of seven days after which it reinstituted production of unaffected production lines. Only certain production lines were affected and production capacity was restored within a few weeks. Brookwood filed claims with its insurance carriers, through its Kenyon subsidiary. Brookwood recognized the $100,000 insurance policy deductible in the 2010 second quarter and has received from its carriers $1,235,000 for its building and contents claims, including $229,000 received after December 31, 2010. No additional amounts are due. Brookwood has also filed a claim under its business interruption insurance policy, however, the status of the claim is uncertain.

Purchase of Connecticut Production Facility.  In May 2010, Brookwood Laminating completed the purchase of its Connecticut production facility pursuant to the exercise of an option contained in its lease agreement. The purchase price of $3,200,000 was funded with operating cash flows.

Research and Development.  Research and development expenses were approximately $936,000 in 2010, $835,000 in 2009 and $862,000 in 2008.

Stockholders’ Equity.  The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At December 31, 2010, cumulative dividends in arrears on the preferred stock amounted to approximately $456,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Long-Term Incentive Plan for Brookwood.  In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($13,956,000 at December 31, 2010). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.

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

Note 6	— Investment in Hallwood Energy, L.P.

Investments in Hallwood Energy, L.P. as of the balance sheet dates were as follows (in thousands):

				Amount at
	As of December 31, 2010			Which		Equity Income (Loss) for the
	Percent of			Carried at December 31,		Years Ended December 31,
Description of Investment	Class Owned		Cost	2010	2009	2010	2009	2008

Hallwood Energy, L.P.
— Class A limited partner interest	—	(a)	$50,384	$—	$—	$—	$—	$—
— Class C limited partner interest	—	(a)	11,084	—	—	—	—	—
— General partner interest	—	(a)	13	—	—	—	—	—
— First Convertible Note	17	(b)	5,000	—	—	—	—	—
— Second Convertible Note
Cash investment	96	(b)	9,300	—	—	—	—	(8,920)
Less: portion invested by third parties			(380)	—	—	—	—	—
Contingent commitment to invest additional funds			3,200	—	—	—	—	(3,200)

			$78,601	$—	$—	$—	$—	$(12,120)

(a)	Ownership interests extinguished in confirmed plan of reorganization.

(b)	Subordinated to recovery in favor of HPI in confirmed plan of reorganization.

Prior to the confirmation of Hallwood Energy’s plan of reorganization in Bankruptcy Court (discussed below), the Company accounted for the investment in Hallwood Energy using the equity method of accounting and recorded

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its pro rata share of Hallwood Energy’s net income (loss), partner capital transactions and comprehensive income (loss), as appropriate. In connection with Hallwood Energy’s bankruptcy reorganization, the Company’s ownership interests in Hallwood Energy were extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting. Additionally, any right of recovery for the convertible note interests is subordinated in favor of Hall Phoenix/Inwood, Ltd. (“HPI”), the secured lender to Hallwood Energy. Certain of the Company’s officers and directors were investors in Hallwood Energy. In addition, as a member of management of Hallwood Energy, one officer of the Company held a profit interest in Hallwood Energy that was also extinguished in the bankruptcy.

Hallwood Energy was a privately held independent oil and gas limited partnership and operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets.

Bankruptcy Reorganization by Hallwood Energy.  In March 2009, Hallwood Energy, L.P., Hallwood Energy Management, LLC (the general partner of Hallwood Energy, “HEM”) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets.

In June 2009, the Bankruptcy Court granted a motion by HPI to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations.

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

Financial information for Hallwood Energy for the years ended December 31, 2010 and 2009 is not provided, in consideration of its bankruptcy reorganization, the extinguishment of the Company’s ownership interests in Hallwood Energy in the October 2009 plan of reorganization, HPI’s possession of substantially all of Hallwood Energy’s assets and operations (including all financial records), and the Company’s lack of involvement in Hallwood Energy’s operations. During 2010 or 2009, the Company did not make any additional investments or contingent investment commitments in Hallwood Energy.

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

An obligation and related additional equity loss were recorded in 2008 to the extent of the Company’s contingent commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in accordance with generally accepted accounting principles. Subject to certain defenses raised by the Company, the remaining commitment amount under the Equity Support Agreement was $3,201,000 at December 31, 2010 and an adversary proceeding is pending against the Company demanding that the Company fund the additional $3,201,000.

The carrying value of the Company’s Hallwood Energy investment has remained at zero during the three years ended December 31, 2010. Pursuant to Hallwood Energy’s plan of reorganization confirmed by the Bankruptcy Court in October 2009, the Company’s ownership interest in Hallwood Energy was extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth summarized financial data of Hallwood Energy as of December 31, 2008 and for the year ended December 31, 2008 (in thousands):

2008

Balance Sheet Data
Cash and cash equivalents	$18,706
Oil and gas properties, net	86,347
Total assets	111,101
Notes payable (including make-whole fee)	155,849
Total liabilities	195,380
Partners’ capital (deficiency)	(84,280)
Statement of Operations Data
Revenues	$16,551
Expenses	59,866

Operating loss	(43,315)
Other Income (Expense)	(17,626)

Loss before income taxes	(60,941)
Income tax expense	—

Net Loss	$(60,941)

The Company has not provided summarized financial data for Hallwood Energy as of and for the years ended December 31, 2010 or 2009, in consideration of Hallwood Energy’s bankruptcy reorganization in October 2009, the extinguishment of the Company’s ownership interests in Hallwood Energy in the plan of reorganization, HPI’s possession of substantially all of Hallwood Energy’s assets and operations (including all financial records), and the Company’s lack of involvement in Hallwood Energy’s operations.

In October 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and Class A, B and C limited partnership interests, including those held by the Company. In addition, Hallwood Energy’s convertible notes, including those held by the Company, are subordinated to recovery in favor of HPI.

Following is a description of certain capital and loan transactions completed by Hallwood Energy during 2008 and the Company’s relative participation in those transactions. No capital or loan transactions occurred during 2009 or 2010.

Capital Transactions.  In November 2007, Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder, another existing investor in Hallwood Energy, and HPI entered into a letter agreement providing for a total of up to $15,000,000 in additional funding. Hallwood Family (BVI) L.P. (“HFBL”), on behalf of HIL, funded $7,500,000 under the letter agreement, executing a promissory note. Two of the partners did not fund under this agreement which constituted a default condition under the Senior Secured Credit Facility, as stipulated in the letter agreement. This default condition was subsequently waived and on January 2, 2008, as per the letter agreement, HFBL’s loan and accrued interest was converted into a Class C limited partner interest.

Talisman Energy Transaction and Farmout Agreement.  In June 2008, Hallwood Energy raised additional capital by entering into an agreement for the sale and farmout to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., of an undivided interest in up to 33.33% of Hallwood Energy’s interest in substantially all its assets for a series of payments of up to $125,000,000 (an initial payment of $60,000,000 and the option to pay up to the additional $65,000,000), and entered into an agreement to provide consulting services to the purchaser for one year

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(the “Talisman Energy Transaction”). FEI prepaid the consulting services agreement which required two man-weeks per month of service from two senior executives. The revenues from this agreement were recognized as earned by Hallwood Energy over the course of the twelve month period. In October 2008, FEI elected to make a second payment of $30,000,000 to Hallwood Energy. In February 2009, FEI elected to make a partial funding in the amount of $15,000,000 of its third payment.

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

The farmout agreement between Hallwood Energy and FEI was terminated prior to December 31, 2009. The exact date that the agreement was terminated is the subject of the adversary proceeding in the bankruptcy court, but the agreement was terminated not later than October 2009 in connection with the confirmation of the plan of reorganization in the Hallwood Energy Chapter 11 proceeding.

Equity Support Agreement.  In connection with the Talisman Energy Transaction, the Company loaned $2,961,000 to Hallwood Energy in May 2008. Concurrent with the completion of the Talisman Energy Transaction, the Company entered into the Equity Support Agreement with Hallwood Energy, under which the Company committed, under certain conditions, to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The Company contributed $2,039,000 at the completion date (for a total of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances, under terms of a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”) that was issued by Hallwood Energy in May 2008 and underwritten by the Company. In September 2008, the Company loaned an additional $4,300,000 to Hallwood Energy under the Equity Support Agreement.

During June and July 2008, the Company sold $380,000 of the Second Convertible Note to other investors in Hallwood Energy. Prior to the confirmation of Hallwood Energy’s bankruptcy plan in October 2009, $9,300,000 of the Second Convertible Note was outstanding, of which $8,920,000 was held by the Company and $380,000 was held by other Hallwood Energy investors. The remaining commitment amount under the Equity Support Agreement, which is currently subject to litigation, is $3,201,000.

The Equity Support Agreement terminated not later than October 2009 in connection with the confirmation of Hallwood Energy’s plan of reorganization. The Equity Support Agreement is no longer in effect, although (as

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previously discussed) the obligation to pay the remaining unpaid contingent commitment amount of $3,201,000 is at issue in the pending adversary proceeding against the Company.

Secured Credit Facilities.  In April 2007, Hallwood Energy entered into a $100,000,000 senior secured credit facility (the “Senior Secured Credit Facility”) with HPI, who was an affiliate of one of Hallwood Energy’s investors and Hallwood Energy borrowed the full availability during the 2007.

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

To the extent Hallwood Energy was not in default by virtue of pre-March 1, 2009 events, the bankruptcy filing on March 1, 2009 constituted a default under the terms of the Secured Credit Facilities and the forbearance agreement was terminated by its terms upon the filing. However, under the automatic stay provisions of the Bankruptcy Code, HPI had not been able to foreclose on its collateral. As previously stated, in June 2009, the Bankruptcy Court granted a motion by HPI to partially lift the automatic stay applicable in bankruptcy proceedings, permitting HPI, among other things, to enter upon and take possession of substantially all of Hallwood Energy’s assets and operations.

First Convertible Note.  In January 2008, Hallwood Energy entered into a $30,000,000 convertible subordinated note agreement (the “First Convertible Note”). During the 2008 first quarter, $28,839,000 of the First Convertible Notes were subscribed for and issued. The Company subscribed for $5,000,000 of the First Convertible Note and provided the funds to Hallwood Energy in January 2008.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s share of certain items related to Hallwood Energy’s oil and gas producing activities is provided below (in thousands):

As of or for the
Year Ended December 31, 2008
(Unaudited)

Capitalized costs	$19,100

Costs incurred in connection with acquisition, exploration and development	$10,674

Proved oil and gas reserve quantities Natural gas (in mcf)	4,369

Standardized measure of discounted future net cash flows	$5,138

Results of operations
Natural gas revenues	$3,396
Oil revenues	4
Gathering revenues	261
Natural gas production expense	(819)
Depletion expense	(1,769)

Results from producing activities	$1,073

The Hallwood Energy bankruptcy plan was confirmed in October 2009. Information for the years ended December 31, 2010 and 2009 is not provided.

Note 7	— Loans Payable

Loans payable, all of which relate to Brookwood, at the balance sheet dates were as follows (in thousands):

	December 31,
	2010	2009

Working Capital Revolving Credit Facility, due January 2014	$2,000	$6,450
Current portion	—	—

Noncurrent portion	$2,000	$6,450

Working Capital Revolving Credit Facility.  The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $25,000,000 with Key Bank National Association (the “Working Capital Revolving Credit Facility”). In October 2009, Brookwood entered into an amendment to this facility to extend the term to January 31, 2011, with an increase in the interest rate, at Brookwood’s option, of Key Bank’s Base Rate, typically Prime Rate, + 1.25% or LIBOR + 2.75%. Previously, the facility had a maturity date of January 31, 2010 and an interest rate, at Brookwood’s option, of Prime, or LIBOR + 1.25% −1.75%. Borrowings are collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The interest rate was a blended rate of 3.02% and 3.32% at December 31, 2010 and 2009, respectively. The outstanding balance was $2,000,000 at December 31, 2010 and Brookwood had $22,879,000 of borrowing availability under this facility, which is net of a standby letter of credit for $121,000.

Renewal of Credit Facility.  On September 30, 2010, Brookwood entered into an amendment of the Working Capital Revolving Credit Facility, to extend the term to January 31, 2014. The interest rate payable on the facility is dependent on the leverage ratio, as defined, and can vary from LIBOR + 1.50% −2.00% and Key Bank’s Base Rate,

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

typically prime rate + 0.50% −1.00%, at Brookwood’s option. The principal amount of $25,000,000 and the loan covenants were not changed.

Equipment Term Loans.  Brookwood had a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank.

In connection with the October 2009 renewal of the Working Capital Revolving Credit Facility, the revolving equipment credit facility was not renewed. Brookwood repaid the facility in the 2009 third quarter.

Loan Covenants.  The Working Capital Revolving Credit Facility provides for a maximum total debt to tangible net worth ratio of 1.50 and a covenant that Brookwood shall maintain a quarterly minimum net income of not less than one dollar. In October 2009, an additional covenant was added that provides for a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), for the trailing four quarters, ratio of not greater than 2.00 to be calculated on a quarterly basis, commencing December 31, 2009. As of December 31, 2010 and 2009 and for all interim periods during 2010, 2009 and 2008, Brookwood was in compliance with its principal loan covenants.

Restricted Net Assets.  Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the Key Bank loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $60,596,000 and $48,821,000 at December 31, 2010 and 2009, respectively.

Schedule of Maturities.  Maturities of loans payable for the next five years and thereafter are presented below (in thousands):

Years Ending
December 31,	Amount

2011	$—
2012	—
2013	—
2014	2,000

Total	$2,000

Note 8	— Redeemable Preferred Stock

The Company had outstanding 250,000 shares of redeemable preferred stock (the “Series B Preferred Stock”). The holders of Series B Preferred Stock were entitled to cash dividends for the first five years in an annual amount of $0.20 per share (total annual amount of $50,000), which were paid in each of the years beginning in 1996. No dividend was paid during the three years ended December 31, 2010. For the first five years, dividends were cumulative and the payment of cash dividends on any common stock was prohibited before the full payment of any accrued dividends. Beginning in 2001, dividends accrued and were payable only if and when declared by the Board of Directors. The Series B Preferred Stock had dividend and liquidation preferences to the Company’s common stock. The shares were subject to mandatory redemption on July 20, 2010, which was fifteen years from the date of issuance, at 100% of the liquidation preference of $4.00 per share plus all declared dividends that remain accrued and unpaid, and were redeemable at any time on the same terms at the option of the Company. The holders of the shares of Series B Preferred Stock were not entitled to vote on matters brought before the Company’s stockholders, except as otherwise provided by law.

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

Preferred Stock.  Under its Second Restated Certificate of Incorporation, the Company is authorized to issue 500,000 shares of preferred stock, par value $0.10 per share, and did issue 250,000 shares of redeemable Series B Preferred Stock, which were redeemed in July 2010.

Treasury Stock.  During 2008, 4,500 shares of common stock were reissued out of treasury in connection with the exercise of stock options by one officer. The treasury stock account balance was reduced by the average cost per treasury share and totaled $69,000.

Stock Options.  The Company established the 1995 Stock Option Plan for The Hallwood Group Incorporated which authorized the granting of nonqualified stock options to employees, directors and consultants of the Company to purchase up to 244,800 shares of common stock of the Company. The exercise prices of all options granted were at the fair market value of the Company’s stock on the date of grant, had an expiration date of ten years from date of grant and were fully vested on the date of grant. At December 31, 2007, there were 4,500 fully vested outstanding options, that were scheduled to expire in May 2010, all of which were exercised in December 2008. At December 31, 2010 and 2009 there were no outstanding options. The 1995 Stock Option Plan terminated in June 2005 and no stock options are available for issuance.

On January 1, 2006, the Company adopted FASB ASC Topic 718 (formerly SFAS No. 123(R)) “Share-Based Payment” using a modified method of prospective application. Under FASB ASC Topic 718, all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award would generally be measured at fair value at the grant date. The Company granted no options in the three years ended December 31, 2010.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of options granted and the changes therein for the 1995 Stock Option Plan during the three years ended December 31, 2010 are presented below:

Years Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	—	—	—	—	4,500	$10.31

Granted	—		—		—
Exercised	—	—	—	—	(4,500)	$10.31

Forfeited	—		—		—
Reacquired	—		—		—

Outstanding, end of year	—	—	—	—	—	$—

The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options). The intrinsic values of the options exercised during 2008 were approximately $111,000. No options were exercised during 2009 or 2010.

Note 10	— Cash Dividends

On December 4, 2008, the Company announced a cash dividend (treated as a distribution for federal income tax purposes) in the amount of $7.89 per share, totaling approximately $12,034,000. The dividend was paid on December 29, 2008 to stockholders of record as of December 15, 2008.

The Company made the dividend in 2008 because of the favorable tax treatment the Company believed the dividend would receive by being made during 2008. As a result of the losses incurred in its investment in Hallwood Energy, the Company did not have accumulated earnings and profits, and did not have current earnings and profits during 2008, for federal income tax purposes. Therefore, the Company believes that generally for federal income tax purposes, each stockholder is able to treat the dividend as a return of capital, rather than a taxable dividend, to the extent of the stockholder’s basis in the common stock.

For financial accounting purposes, payment of the dividend was recorded as a reduction in retained earnings to the extent of the Company’s current and prior earnings in the amount of $6,951,000. The remaining portion of the dividend in the amount of $5,083,000 was recorded as a reduction in additional paid-in capital.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	— Income Taxes

Following is a schedule of the income tax expense (benefit) (in thousands):

	Years Ended December 31,
	2010	2009	2008

Federal
Current	$4,578	$5,377	$(116)
Deferred	239	2,549	744

Sub-total	4,817	7,926	628
State
Current	740	1,144	759
Deferred	428	(429)	38

Sub-total	1,168	715	797
Foreign
Current	—	(280)	280

Total	$5,985	$8,361	$1,705

Reconciliations of the expected tax or (benefit) at the statutory tax rate to the recorded tax or (benefit) are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Expected tax expense (benefit) at the statutory tax rate	$5,553	$8,895	$1,055
State taxes	512	1,994	859
Increase (decrease) in deferred state tax asset valuation allowance	396	(1,680)	(320)
Permanent items	(424)	(546)	23
Other	(52)	(120)	(97)
Foreign taxes	—	(182)	185

Recorded tax or (benefit)	$5,985	$8,361	$1,705

The net deferred tax asset for the Company was $1,031,000 and $1,698,000 at December 31, 2010 and 2009, respectively. At December 31, 2010, the net deferred tax asset was comprised of $1,031,000 attributable to temporary differences (including $1,120,000 associated with the Company’s investment in Hallwood Energy). At December 31, 2009, the deferred tax asset, was comprised of $1,273,000 attributable to temporary differences (including $1,120,000 associated with the Company’s investment in Hallwood Energy), and $425,000 of state tax credits.

For 2010, the Company’s taxable income was principally attributable to operating income from Brookwood, partially offset by corporate administrative expenses.

For 2009, the Company fully utilized its remaining federal net operating loss carryforward and alternative minimum tax credits and reported taxable income of $16,839,000 on its federal income tax return for the year ended December 31, 2009, principally attributable to operating income from Brookwood.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had a federal income tax receivable (payable) of $473,000 and $(814,000) at December 31, 2010 and 2009, respectively, and net state taxes receivable (payable) of $593,000 and $(262,000) at December 31, 2010 and 2009, respectively.

After filing its 2007 federal income tax return with the Internal Revenue Service in September 2008, the Company filed a carryback of its 2007 taxable loss and received a tax refund in October 2008 in the amount of $12,347,000.

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

Financial statement deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008, the Company believed that the majority of the deferred state tax assets, principally related to Arkansas and Louisiana, in the amount of $1,682,000 would not be realized, therefore the Company maintained a valuation allowance of $1,680,000 as of December 31, 2008. At December 31, 2009, the Company determined that the tax loss carryforwards related to Arkansas and Louisiana would never be realized and, accordingly, no deferred tax asset or related valuation allowance was reported for these carryforwards. In addition, at December 31, 2009, the Company determined that, the deferred tax assets related to Texas would be realized and did not record a valuation allowance. However, at December 31, 2010, the Company determined that based upon events occurring in 2010, it was more likely than not that the $396,000 tax credit related to Texas would not be realized. Accordingly, at December 31, 2010, the Company recorded a valuation allowance of $396,000 related to the Texas deferred tax asset.

A schedule of the types and amounts of existing temporary differences and NOL’s, at the blended statutory tax rate of 35% for 2010 and 2009 and 34% for 2008, as of the balance sheet dates are as follows (in thousands):

	Deferred Tax Asset, Net
	December 31,		December 31,
	2010		2009
	Assets	Liabilities	Assets	Liabilities

Equity in earnings of unconsolidated affiliates	$1,120	$—	$1,120	$—
Reserves recorded for financial statement purposes and not for tax purposes	762	—	968	—
Tax credits — state	396	—	425	—
Other	6		28	—
Depreciation and amortization	—	857	—	843

Deferred tax assets and liabilities	2,284	$857	2,541	$843

Less: Deferred tax liabilities	(857)		(843)

	1,427		1,698
Less: Valuation allowance	(396)		—

Deferred tax asset, net	$1,031		$1,698

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

Supplemental schedule of non-cash investing and financing activities.

	Years Ended December 31,
	2010	2009	2008

Accrued capital expenditures in accounts payable and accrued expenses
Amount at year end	$544	$728	$308

Accrued additional investment in Hallwood Energy not made in period	$—	$—	$3,201

Supplemental disclosures of cash payments.
Income taxes paid (refunded)	$7,476	$5,089	$(11,609)

Interest paid	$297	$254	$699

Note 13 —	Computation of Income (Loss) Per Common Share

The following table reconciles weighted average shares outstanding from basic to diluted and reconciles net income (loss) used in the computation of income (loss) per share for the basic and diluted methods (in thousands):

	Years Ended December 31,
	2010	2009	2008

Weighted Average Shares Outstanding
Basic	1,525	1,525	1,521
Potential shares from assumed exercise of stock options	—	—	5
Potential repurchase of shares from stock options proceeds	—	—	(1)

Diluted	1,525	1,525	1,525

Net Income (Loss)
Basic and diluted	$9,880	$17,055	$1,398

Note 14 —	Fair Value of Financial Instruments

The following table summarizes the valuation of the Company’s financial instruments based upon the inputs used to measure fair value in the three levels of the fair value hierarchy as of December 31, 2010 and 2009.

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities

•	Level 2 — Quoted prices for similar assets or liabilities in active markets or inputs that are observable;

•	Level 3 — Inputs that are unobservable.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	Level 1	Level 2	Level 3

Cash Equivalents
Money market funds	$5,250	$—	$—
Marketable Securities
Short-term investments Variable-rate demand notes	—	7,490	—

Total	$5,250	$7,490	$—

	December 31, 2009
	Level 1	Level 2	Level 3

Cash Equivalents
Money market funds	$6,372	$—	$—
Marketable Securities
None	—	—	—

Total	$6,372	$—	$—

Money market funds are classified as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

The variable-rate demand notes are classified as Level 2 instruments. Their fair values are based on quoted prices for similar assets or liabilities or determined using inputs that use readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions.

The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses are considered to approximate their carrying value. These include cash, short term receivables, accounts payable and other liabilities.

Management has reviewed the carrying value of its loans payable in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Management has determined that the estimated fair value of the loans payable would be approximately $2,000,000 and $6,450,000 at December 31, 2010 and 2009, compared to the carrying value of $2,000,000 and $6,450,000, respectively.

The fair value information presented as of December 31, 2010 and 2009 is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

Note 15 —	Related Party Transactions

Hallwood Investments Limited.  The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000. The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

space and administrative services in Europe in connection with HIL’s services to the Company pursuant to the financial consulting contract and for travel and related expenses between Europe and the Company’s locations in the United States and health insurance premiums.

A summary of the fees and expenses related to HIL and Mr. Gumbiner is detailed below (in thousands):

	Years Ended December 31,
	2010	2009	2008

Consulting fees	$996	$996	$996
Office space and administrative services	267	240	301
Travel and other expenses	203	171	110

Total	$1,466	$1,407	$1,407

In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting. In the three years ended December 31, 2010, 2009 and 2008, Mr. Gumbiner received a consulting fee from only one affiliate, Hallwood Energy, of $ -0-, $-0- and $150,000, respectively. In addition, Mr. Gumbiner held a profit interest only in Hallwood Energy in the three year period ended December 31, 2010. Mr. Gumbiner transferred this profit interest to HPI, the primary secured lender to Hallwood Energy, in June 2008 in connection with a loan restructuring by Hallwood Energy.

During the three years ended December 31, 2010, HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the years ended December 31, 2010, 2009 and 2008, the HIL-related companies reimbursed the Company $110,000, $100,000 and $110,000, respectively, for such expenses.

Investments in Hallwood Energy.  In November 2007, HFBL committed to fund $7,500,000 of additional equity to Hallwood Energy no later than November 15, 2007. HFBL funded the full $7,500,000 in November under this agreement, with Hallwood Energy executing a promissory note bearing interest at 16% per annum. On January 2, 2008, as per the commitment agreement, the outstanding amount plus accrued interest was automatically converted into Hallwood Energy Class C limited partnership interest.

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

Hallwood Energy.  Prior to July 31, 2009, Hallwood Energy shared common offices, facilities and certain staff in the Company’s Dallas office and Hallwood Energy was obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the years ended December 31, 2010, 2009 and the 2008, Hallwood Energy reimbursed the Company $-0-, $70,000 and $415,000, respectively, for such expenses. Hallwood Energy completed its move from the office space by July 31, 2009 and no longer shares such expenses.

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

In July 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that the defendants infringed five United States patents pertaining to internally-coated webs. In October 2007, the U.S. District Court dismissed The Hallwood Group Incorporated from the lawsuit. Brookwood timely answered the lawsuit. Nextec later added additional patents to the lawsuit. On April 1, 2010, the Court issued its initial Order, following a hearing held on February 17, 2010 on various motions for summary judgment filed by both parties. In the Order, the Court dismissed Nextec’s claims of infringement based on seven of the ten remaining patent claims asserted in the action. Thereafter, Brookwood requested reconsideration with respect to the remaining claims. In an Order entered on June 8, 2010, the Court denied Brookwood’s request with respect to one of the remaining patents, but granted Brookwood leave to renew its motion for summary judgment with respect to the other remaining patent. As a result, Brookwood filed a renewed motion for summary judgment of patent invalidity with respect to that patent on June 28, 2010, which was denied by Order entered on March 8, 2011 due to the presence of a disputed issue of fact. Brookwood intends to vigorously defend against any remaining claims. Trial on this matter is currently scheduled to begin on October 31, 2011. While Brookwood believes it possesses valid defenses to these claims, due to the nature of litigation, the ultimate outcome of this case is indeterminable at this time.

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

Hallwood Energy.  In March 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets.

In October 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished the Company’s interest in Hallwood Energy’s general partnership and limited partnership interests. In addition, Hallwood Energy’s convertible notes, including those held by the Company, are subordinated to recovery in favor of HPI. As a result of these developments, the Company does not anticipate that it will recover any of its investments in Hallwood Energy. The carrying value of the Company’s investment in Hallwood Energy has been reflected as zero since December 31, 2007.

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

HPI and FEI intervened in the lawsuit and filed their respective complaints in intervention. Among the arguments advanced in the complaints in intervention is that the Company’s failure to fund $3,200,000 under the Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000. FEI generally claims that, in addition to not paying the $3,200,000, the Company defrauded FEI and tortiously interfered with its rights under the Acquisition and Farmout Agreement, and it seeks approximately $38,000,000 in additional damages. In their second amended complaint, HPI and the trustee for the creditors’ trust contend that the additional damage is at least $20,000,000 because they allege that the failure of the Company to fund the $3,200,000 caused FEI to not fund $20,000,000 due under the Farmout Agreement between Hallwood Energy and FEI. HPI and the trustee also assert that the Company is liable for exemplary damages of $100,000,000 on account of its failure to fund the last $3,200,000 under the Equity Support Agreement. Also in the second amended complaint, HPI and the trustee had named as additional defendants Hallwood Family (BVI) L.P., Hallwood Investments Limited, Hallwood Company Limited, the Hallwood Trust, Hallwood Financial Limited and Brookwood Companies Incorporated contending that the additional defendants are liable to the plaintiffs under the remedy of substantive consolidation. On May 5, 2010, the Court dismissed with prejudice the substantive consolidation and abuse of the bankruptcy process claims against all parties, resulting in the Company remaining as the sole Defendant. In light of the Court’s disposition of the theories advanced in the second amended complaint, the adversary proceeding is now styled as Ray Balestri, Trustee of the Hallwood Energy I Creditors’ Trust, as successor in interest to Hallwood Energy, L.P., Plaintiffs and FEI Shale L.P. and Hall Phoenix/Inwood Ltd., Plaintiffs in Intervention vs. The Hallwood Group Incorporated, Defendant; Adversary No. 09-03082-SGJ. The parties participated in a Court-ordered mediation, held on July 8, 2010, but the parties were unable to reach a settlement of all or part of the lawsuit. The trial began during October 2010 and concluded in December 2010. The Court has taken the matter under advisement.

On August 3, 2009, the Company was served with a complaint in Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4, Ltd. v. The Hallwood Group Incorporated, et al. filed in the 298th District of Texas, No. 09-09551. The other defendants include Anthony J. Gumbiner, the Chairman and Chief Executive Officer of the Company, Bill Guzzetti, the President of the Company, certain affiliates of Mr. Gumbiner and certain officers of Hallwood Energy. The complaint alleges that the defendants defrauded plaintiffs in connection with plaintiffs acquiring interests in and providing loans to Hallwood Energy and seeks unspecified actual and exemplary damages. On November 5, 2010, this case was removed to the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03358, but is subject to a pending motion to remand filed by the plaintiff.

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

Claim Filed by Company with Insurance Carrier for Directors’ and Officers’ Liability Insurance Policy.  The Company has incurred significant legal fees and associated costs in connection with these actions. The Company has filed claims with the carrier for a directors’ and officers’ liability insurance policies maintained by the Company. The policy has an aggregate limit of liability of $10,000,000 per annual policy period. In September 2009, the Company’s insurance carrier indicated that it would reimburse the Company pursuant to the terms of its directors’ and officers’ liability insurance policy for a portion of these expenses, subject to a reservation of rights. The Company received reimbursement of legal fees and associated costs of approximately $820,000 in the nine month period ended September 30, 2010, which were recorded as expense recoveries in administrative and selling expenses. Additionally, through September 30, 2010, the insurance carrier also paid approximately $1,120,000 in reimbursement of legal fees and associated costs on behalf of other defendants in connection with the Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4 Ltd v The Hallwood Group Incorporated, et al matter. The insurance carrier had indicated that it would pay future legal fees and associated costs incurred on behalf of the Company directly to the service providers.

Significant additional costs in excess of insurance reimbursements have been incurred by the Company and on behalf of other defendants for the year ended December 31, 2010. In August 2010, the insurance carrier informed the Company of a change in its coverage position whereby coverage was denied in reliance on the “insured vs. insured” exclusion in the policy. The Company believes it has demonstrated that the exclusion does not apply and made demand that the insurance carrier provide coverage for these actions. In November 2010, the insurance carrier informally agreed to pay the previously unreimbursed defense costs of the Company and another insured party, in exchange for an agreement not to initiate a coverage lawsuit if the carrier performed promptly. In December 2010, the Company received additional reimbursement from the insurance carrier of legal fees and associated costs of approximately $553,000. Additionally, in December 2010, the insurance carrier also paid $1,288,000 of legal fees and associated costs on behalf of other defendants.

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

The Company’s Brookwood subsidiary is subject to a number of environmental laws, regulations, licenses and permits and has ongoing discussions with environmental regulatory authorities, including the U.S. Environmental Protection Agency (the “EPA”), the Rhode Island Department of Health (“RIDOH”), the Rhode Island Department of Environmental Management (“RIDEM”) and the Connecticut Department of Environmental Protection (“CTDEP”) on a number of matters, including compliance with safe drinking water rules and wastewater discharge and treatment regulations, the control of chemicals used in the companies’ coating operations that are classified as air pollutants, the presence of groundwater and soil contaminants at the companies’ facilities, the removal of underground storage tanks, and hazardous waste management

From time to time Brookwood and its subsidiaries have paid fines or penalties for alleged failure to comply with certain environmental requirements, which did not exceed $100,000 in the aggregate during the three years

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2010. In addition, Brookwood and its subsidiaries have entered into various settlements and agreements with the regulatory authorities requiring the companies to perform certain tests, undertake certain studies, and install remedial facilities. Brookwood and its subsidiaries incurred capital expenditures to comply with environmental regulations of approximately $488,000, $-0- and $159,000 in the years ended December 31, 2010, 2009 and 2008, respectively. In addition, Brookwood and its subsidiaries regularly incur expenses associated with various studies and tests to monitor and maintain compliance with diverse environmental requirements.

Other Contingencies.  In May 2009, one of Brookwood’s suppliers advised Brookwood that shipments to Brookwood during the period from September 2008 to April 2009 of a quantity of greige fabric from the supplier incorporated some fiber that was not of domestic origin in some yarn from the vendor. The fabric in question was ordered to fill contracts in support of the United States military, was required to be domestic and is subject to the preference for domestic source required flow down provisions of the Department of Defense Supplement to the Federal Acquisition Regulations implementing the provisions of 10 USC 2533a. Brookwood’s suppliers have advised that the greige fabric containing the non-compliant yarn was supplied inadvertently to Brookwood in limited quantity. Brookwood has determined that this yarn affects two of their greige products. Brookwood advised its affected customers and the United States military of this circumstance. Brookwood resolved the issue with respect to one of the products and received payment at full value in 2009. Additionally, resolution on the second product with one of the procurement entities was achieved in July 2010 and Brookwood received payment at full value of $3,242,000 in October 2010. Efforts are continuing to structure a resolution with the final procurement entity and Brookwood believes it is likely to collect the remaining amount due following resolution of the remaining issues. The trade receivable balance at December 31, 2010 includes $1,643,000 related to this issue.

Commitments.  Total lease expense for noncancelable operating leases was $870,000, $1,227,000 and $1,168,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company leases certain buildings and equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. The Company shares certain executive office facilities with HIL and certain of its affiliates and Hallwood Energy (until July 2009) and pays a proportionate share of the lease expense.

At December 31, 2010, aggregate minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more than one year, were as follows (in thousands):

Years Ending
December 31,	Amount

2011	$644
2012	562
2013	396
2014	364
2015	364
Thereafter	212

Total	$2,542

Employment Contracts.  The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood.  In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($13,956,000 at December 31, 2010. The base amount will fluctuate in accordance with

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.

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

The following represents the Company’s reportable amounts by business segment, as of and for the three years ended December 31, 2010 (in thousands):

	Textile
	Products	Energy	Other	Consolidated

Year Ended December 31, 2010
Total revenue from external sources	$168,354			$168,354

Operating income (loss)	$24,601		$(8,445)	$16,156

Other income (loss), net	$(267)	$—	$(24)	(291)

Income before income taxes				$15,865

Identifiable assets, December 31, 2010	$71,852			$71,852
Cash allocable to segment	5,743		$5,416	11,159

Segment assets	$77,595			83,011

Corporate assets			$2,266	2,266

Total assets, December 31, 2010				$85,277

Depreciation, amortization and impairments	$2,232		$31	$2,263

Capital expenditures/acquisitions	$7,077		$12	$7,089

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Textile
	Products	Energy	Other	Consolidated

Year Ended December 31, 2009
Total revenue from external sources	$179,554			$179,554

Operating income (loss)	$32,323		$(6,691)	$25,632

Other income (loss), net	$(252)	$—	$36	(216)

Income before income taxes				$25,416

Identifiable assets, December 31, 2009	$78,650			$78,650
Cash allocable to segment	1,330		$6,508	7,838

Segment assets	$79,980			86,488

Corporate assets			$1,952	1,952

Total assets, December 31, 2009				$88,440

Depreciation and amortization	$2,293		$32	$2,325

Capital expenditures/acquisitions	$3,069		$33	$3,102

Year Ended December 31, 2008
Total revenue from external sources	$162,237			$162,237

Operating income (loss)	$21,300		$(5,533)	$15,767

Other income (loss), net	$(688)	$(12,120)	$144	(12,664)

Income before income taxes				$3,103

Identifiable assets, December 31, 2008	$59,249			$59,249
Cash allocable to segment	1,121		$4,895	6,016

Segment assets	$60,370			65,265

Corporate assets			$4,130	4,130

Total assets, December 31, 2008				$69,395

Depreciation and amortization	$2,257		$34	$2,291

Capital expenditures/acquisitions	$3,196		$11	$3,207

Note 18 —	Employee Benefit Retirement Plans

The Company maintains a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The plan provides that (i) eligible employees may contribute up to 15% of their compensation to the plan; (ii) the Company’s matching contribution is discretionary, to be determined annually by the Company’s Board of Directors; and (iii) excludes highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits. Amounts contributed by employees are 100% vested and non-forfeitable. The Company’s matching contributions, which were 50% of its employees’ contributions up to the first 6% contributed, for each of the three years ended December 31, 2010, vest at a rate of 20% per year of service and become fully vested after five years. Brookwood has a separate 401(k) plan for its non-union employees, which is similar to the Company’s plan. Aggregate

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions to the plans for the years ended December 31, 2010, 2009 and 2008, respectively, were $311,000, $300,000 and $291,000, respectively.

Brookwood’s union employees belong to a pension fund maintained by their union. The Company currently contributes $122 per month effective June 2010 ($120 per month prior to June 2010, $117 per month prior to March 2010, $114 per month prior to March 2009 and $111 per month prior to March 2008), per employee to the fund. Total contributions for the years ended December 31, 2010, 2009 and 2008 were $358,000, $341,000 and $334,000, respectively.

Note 19 —	Summary of Quarterly Financial Information (Unaudited)

Results of operations by quarter for the years ended December 31, 2010 and 2009 are summarized below (in thousands, except per share amounts):

	Year Ended December 31, 2010
	March 31	June 30	September 30	December 31

Operating revenues	$47,150	$47,927	$36,771	$36,506
Other income (loss)	(60)	(52)	(87)	(92)
Gross profit	14,477	13,556	8,317	6,123
Income (loss) before income taxes	8,121	7,525	869	(650)
Net income (loss)	5,250	4,796	407	(573)
Per share data:
Net income (loss)
Basic	3.44	3.14	0.27	(0.38)
Diluted	3.44	3.14	0.27	(0.38)

	Year Ended December 31, 2009
	March 31	June 30	September 30	December 31

Operating revenues	$39,667	$44,317	$44,182	$51,388
Other income (loss)	(61)	(49)	(28)	(78)
Gross profit	10,264	12,214	12,366	15,898
Income (loss) before income taxes	4,719	5,782	6,217	8,698
Net income (loss)	2,954	3,569	4,068	6,464
Per share data:
Net income (loss)
Basic	1.94	2.34	2.67	4.24
Diluted	1.94	2.34	2.67	4.24

Year ended December 31, 2010.  Fluctuations in quarterly results were impacted by various factors, including the level and timing of military sales.

Year ended December 31, 2009.  In October 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. In addition, Hallwood Energy’s convertible notes, including those held by the Company, have been subordinated to recovery in favor of HPI. As a result of these developments, the Company does not anticipate that it will recover any of its investments in Hallwood Energy.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(In thousands)

	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$5,412	$6,504
Deferred income tax, net	1,556	970
Tax receivable from subsidiary	1,552	4,108
Prepaid federal income tax	473	—
Receivables and other current assets	106	109

	9,099	11,691
Noncurrent Assets
Investments in subsidiaries	60,648	48,874
Other noncurrent assets	83	102
Deferred income tax, net	—	721
Investments in Hallwood Energy, net	—	—

	60,731	49,697

Total Assets	$69,830	$61,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Payable — contingent additional investment in Hallwood Energy	$3,201	$3,201
Accounts payable and accrued expenses	612	697
Income taxes payable	27	899
Redeemable preferred stock	—	1,000

	3,840	5,797
Noncurrent Liabilities
Deferred income tax	519	—

Total Liabilities	4,359	5,797

Stockholders’ Equity
Common stock	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	26,935	17,055
Treasury stock, at cost	(13,404)	(13,404)

Total Stockholders’ Equity	65,471	55,591

Total Liabilities and Stockholders’ Equity	$69,830	$61,388

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I — (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2010	2009	2008

Revenues	$—	$—	$—
Expenses	8,439	6,683	5,524

Operating Loss	(8,439)	(6,683)	(5,524)
Other Income (Loss)
Equity in net income of subsidiaries	15,768	20,559	12,866
Interest and other income	10	36	143
Interest expense	(34)	—	—
Equity loss from investments in Hallwood Energy	—	—	(12,120)

	15,744	20,595	889

Income (loss) before income taxes	7,305	13,912	(4,635)
Income tax expense (benefit)	(2,575)	(3,143)	(6,033)

Net Income	$9,880	$17,055	$1,398

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I — (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2010	2009	2008

Net Income	$9,880	$17,055	$1,398
Other Comprehensive Income (Loss) None	—	—	—

Comprehensive Income	$9,880	$17,055	$1,398

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I — (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$(86)	$1,621	$23,689

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Hallwood Energy	—	—	(13,920)
Return of (additional) investment in subsidiaries	(6)	(8)	(11)

Net cash (used in) provided by investing activities	(6)	(8)	(13,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of redeemable preferred stock	(1,000)	—	—
Cash dividends on common stock	—	—	(12,034)
Proceeds from exercise of stock options	—	—	46
Excess tax benefits from share-based payment arrangement	—	—	39

Net cash (used in) financing activities	(1,000)	—	(11,949)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,092)	1,613	(2,191)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,504	4,891	7,082

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,412	$6,504	$4,891

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

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
(In thousands)

Supplemental schedule of non-cash investing and financing activities.  The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

	Years Ended December 31,
Description	2010	2009	2008

Additional investment in Hallwood Energy	$—	$—	$3,201

Supplemental disclosures of cash payments.
Income taxes paid (refunded)	$5,994	$4,266	$(12,281)

Interest paid	$34	$—	$—

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I — (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Schedule I, Condensed Financial Information of Registrant, is to be included in Securities and Exchange Commission (“SEC”) filings when restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets at the end of the latest fiscal year. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with loan covenants in Brookwood’s Working Capital Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $60,596,000 at December 31, 2010 and exceed 25% of the Company’s consolidated net assets.

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

Note 2 — Dividends From Subsidiary

The Company received dividends from its Brookwood subsidiary of $4,000,000, $4,500,000 and $9,300,000 in 2010, 2009 and 2008, respectively. The Company also received a dividend payment of $1,000,000 in March 2011.

Note 3 — Litigation, Contingencies and Commitments

See Note 16 to the consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

		Charged to	Charged
	Balance,	(Recovery of)	(Recovery)		Balance,
	Beginning	Costs and	to Other		End of
	of Year	Expenses	Accounts	Deductions	Year

Textile Products
Allowance for losses — accounts receivable
Year ended December 31, 2010	$155	$(26)	$—	$—	$129
Year ended December 31, 2009	59	104	—	(8)	155
Year ended December 31, 2008	52	65	—	(58)	59
Obsolescence reserve — inventories
Year ended December 31, 2010	$1,384	$(184)	$—	$—	$1,200
Year ended December 31, 2009	1,071	313	—	—	1,384
Year ended December 31, 2008	749	322	—	—	1,071
Reserve for dilution — due from factors
Year ended December 31, 2010	$236	$(122)	$—	$—	$114
Year ended December 31, 2009	149	87	—	—	236
Year ended December 31, 2008	90	59	—	—	149
Deferred Tax Asset
Valuation allowance
Year ended December 31, 2010	$—	$396	$—	$—	$396
Year ended December 31, 2009	1,680	—	(425)	(1,255)	—
Year ended December 31, 2008	2,000	—	(320)	—	1,680

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
Number	Description

21	Active subsidiaries of the Registrant as of February 28, 2011
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002