Form 10-Q
period 2011-03-31
Hallwood Group Inc
filed 2011-05-16
CIK 355766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, $0.10 par value per share	1,525,166 shares

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$8,284	$11,159
Marketable securities – short-term investments	6,375	7,490
Accounts receivable, net
Factors	11,731	14,043
Trade and other	8,023	8,916
Related parties	43	12
Inventories, net	25,728	19,136
Deferred income tax, net	1,597	1,597
Prepaid income taxes	1,768	1,093
Prepaids, deposits and other assets	969	700

	64,518	64,146

Noncurrent Assets
Property, plant and equipment, net	20,500	20,984
Other assets	145	147
Investments in Hallwood Energy, net	—	—

	20,645	21,131

Total Assets	$85,163	$85,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$10,123	$7,996
Accrued expenses and other current liabilities	4,768	6,016
Payable – contingent additional investment in Hallwood Energy	3,201	3,201
Current portion of loans payable	2,000	—
Income taxes payable	30	27

	20,122	17,240

Noncurrent Liabilities
Long term portion of loans payable	—	2,000
Deferred income tax	566	566

	566	2,566

Total Liabilities	20,688	19,806

Contingencies and Commitments (Note 14)

Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods; outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	25,939	26,935
Treasury stock, 870,939 shares in both periods, at cost	(13,404)	(13,404)

Total Stockholders’ Equity	64,475	65,471

Total Liabilities and Stockholders’ Equity	$85,163	$85,277

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues
Textile products sales	$26,769	$47,150

Expenses
Textile products cost of sales	23,194	32,673
Administrative and selling expenses	5,146	6,296

	28,340	38,969

Operating income (loss)	(1,571)	8,181

Other Income (Loss)
Interest expense	(26)	(61)
Interest and other income	17	1

	(9)	(60)

Income (loss) before income taxes	(1,580)	8,121
Income tax expense (benefit)	(584)	2,871

Net Income (Loss)	$(996)	$5,250

Net Income (Loss) Per Common Share
Basic	$(0.65)	$3.44

Diluted	$(0.65)	$3.44

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net Income (Loss)	$(996)	$5,250

Other Comprehensive Income (Loss)
None	—	—

Comprehensive Income (Loss)	$(996)	$5,250

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity
Balance, January 1, 2011	2,396	$240	$51,700	$26,935	871	$(13,404)	$65,471

Net loss				(996)			(996)

Balance, March 31, 2011	2,396	$240	$51,700	$25,939	871	$(13,404)	$64,475

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(996)	$5,250
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairments	658	578
Provision for obsolete inventory	(29)	(13)
Provision for doubtful accounts and factor dilution	(51)	—
Changes in assets and liabilities:
(Increase) decrease in inventories	(6,563)	(2,508)
(Increase) decrease in accounts receivable	3,225	(680)
Increase (decrease) in accounts payable	2,508	340
Increase (decrease) in accrued expenses and other current liabilities	(1,248)	(1,271)
Increase (decrease) in income taxes receivable/payable	(672)	1,362
Net change in other assets and liabilities	(267)	7

Net cash provided by (used in) operating activities	(3,435)	3,065

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property, plant and equipment, net	(555)	(869)
Proceeds from redemptions of short-term investments	1,115	—

Net cash provided by (used in) investing activities	560	(869)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	—	4,948
Repayments of revolving credit facility	—	(5,966)

Net cash provided by (used in) financing activities	—	(1,018)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,875)	1,178

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,159	7,838

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,284	$9,016

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
(unaudited)
Note 1 — Interim Condensed Consolidated Financial Statements, Organization and New Accounting Pronouncements
     Interim Condensed Consolidated Financial Statements. The interim condensed consolidated financial statements of The Hallwood Group Incorporated and its subsidiaries (the “Company”) (NYSE Amex: HWG), a Delaware Corporation, have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Although condensed, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in the Company’s Form 10-K for the year ended December 31, 2010.
     Organization. The Company operates as a holding company with its principal business in the textile products industry.
     Textile Products. Textile products operations are conducted through the Company’s wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood has two principal subsidiaries at March 31, 2011:
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
     Textile products accounts for all of the Company’s operating revenues. See Note 4 for additional information on Brookwood.
     Investments in Financial Instruments. In the 2011 first quarter, the Company opened an investment account with UBS AG, a global financial services firm, and intends to transfer a significant portion of the cash it holds from time to time to the UBS account to be placed in various financial instruments and may borrow additional amounts from UBS to invest on a leveraged basis, including in equity and debt that is publicly traded or is issued by United States and foreign publicly traded companies, financial institutions, mutual funds and exchange traded funds. As of May 16, 2011, no funds have been transferred into the UBS account. The Company’s ability to transfer funds to the UBS account will depend in part on the availability of dividends from the Company’s Brookwood subsidiary. Brookwood’s lender, KeyBanc, has requested that Brookwood demonstrate its projected compliance with the covenants under its Working Capital Revolving Credit Facility for the year ended December 31, 2011 in connection with consenting to the payment of dividends to the Company. The Company anticipates that in May 2011, KeyBanc will consent to a dividend payment of $1,000,000 to the Company, which will be paid by Brookwood to the Company. In addition, Brookwood anticipates seeking consent from KeyBanc for an additional dividend payment of $5,000,000 to the Company, which the Company intends to transfer into the UBS account to fund the planned investment activities. In connection with the Hallwood Energy litigation matters discussed in Note 14, the plaintiffs have objected to the Company’s intended transfer of funds to the UBS account. The Company has submitted a request to the Court seeking clarification that the transaction does not fall within the Court’s prior order requiring advance notice to the Court of certain transactions by the Company during the litigation. The plaintiffs have asked the Court to prohibit the transaction. As of May 16, 2011, no Court ruling has been issued. The Company’s primary business will continue to be in the textile industry, conducted through its wholly owned Brookwood subsidiary, and the Company’s activities in investing, reinvesting, owning, holding or trading in securities will at all times constitute substantially less than 40% of its assets on an unconsolidated basis, in order to maintain its exemption from registration under the Investment Company Act of 1940, as amended.
     Energy. Prior to October 2009, the Company held an investment in Hallwood Energy, L.P. (“Hallwood Energy”). Hallwood Energy was a privately held independent oil and gas limited partnership and operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. The Company accounted for the investment in Hallwood Energy using the equity method of accounting, recording its pro rata share of Hallwood

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
(unaudited)
Energy’s net income (loss), partners’ capital transactions and comprehensive income (loss). As further discussed in Note 5, Hallwood Energy filed for bankruptcy in March 2009. In connection with the confirmation of Hallwood Energy’s bankruptcy in October 2009, the Company’s ownership interest in Hallwood Energy was extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting.
     Consolidation Policy. The Company’s Brookwood subsidiary operates on a 5-4-4 accounting cycle with its months always ending on a Saturday for accounting purposes, while the parent company, The Hallwood Group Incorporated, operates on a traditional fiscal month accounting cycle. For purposes of the year-end financial statements the Brookwood cycle always ends on December 31, however, quarterly interim financial statements may not correspond to the fiscal quarter-end. The Company’s condensed consolidated financial statements as of March 31, 2011 and 2010 include Brookwood’s operations through April 2, 2011 and March 27, 2010, respectively.
     Estimated operating results of Brookwood for the intervening periods to March 31, 2011 and 2010, respectively, are provided below (in thousands):

	Amounts in Intervening Periods
	Three Months Ended March 31,
	2011	2010
	(two business days)	(three business days)
Textile products sales	$711	$1,064
Textile products costs of sales	628	836
Administrative and selling expenses	119	297
     New Accounting Pronouncements. Accounting standard-setting organizations frequently issue new or revised accounting rules. The Company regularly reviews new pronouncements to determine their impact, if any, on the Company’s financial statements. No pronouncements materially affecting the Company’s financial statements have been issued since the completion of the Company’s consolidated financial statements for the year ended December 31, 2010.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
(unaudited)
Note 2 — Cash, Cash Equivalents and Marketable Securities
     The following tables summarize the estimated fair value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	March 31, 2011
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
Cash and Cash Equivalents
Cash	$2,158	$—	$—	$2,158
Available for-sale-securities:
Money market funds	6,126	—	—	6,126

Total cash and cash equivalents	$8,284	$—	$—	$8,284

Marketable Securities
Short-term investments
Variable-rate demand notes	$6,375	$—	$—	$6,375

	December 31, 2010
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
Cash and Cash Equivalents
Cash	$5,909	$—	$—	$5,909
Available for-sale-securities:
Money market funds	5,250	—	—	5,250

Total cash and cash equivalents	$11,159	$—	$—	$11,159

Marketable Securities
Short-term investments
Variable-rate demand notes	$7,490	$—	$—	$7,490

     There are no unrealized gains or losses for the variable-rate demand notes because of the frequent resetting nature of such notes. Variable-rate demand notes are considered highly liquid and although the variable-rate demand notes have long-term nominal maturity dates, the interest rates generally reset weekly. Despite the long-term nature of the variable-rate demand notes, they are classified as short-term due to the Company’s ability to quickly liquidate these securities at par plus accrued interest with seven-day notice.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
(unaudited)
Note 3 — Inventories
     All inventories relate to Brookwood. Inventories as of the balance sheet dates were as follows (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$8,986	$6,796
Work in progress	5,195	4,782
Finished goods	12,718	8,758

	26,899	20,336
Less: Obsolescence reserve	(1,171)	(1,200)

Total	$25,728	$19,136

Note 4 — Operations of Brookwood Companies Incorporated
     Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval. Factored receivables were $11,731,000 and $14,043,000 at March 31, 2011 and December 31, 2010, which were net of a returned goods dilution allowance of $106,000 and $114,000, respectively.
     Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of May 16, 2011, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.
     Trade receivables were $7,750,000 and $8,387,000 at March 31, 2011 and December 31, 2010, which were net of an allowance for doubtful accounts of $86,000 and $129,000, respectively. The trade receivable balance at March 31, 2011 and December 31, 2010 includes approximately $1,643,000 which was the balance remaining related to fabric sold in two products to a Brookwood customer that supplies the U.S. military for which payment has been delayed due to a pending compliance issue (see also Note 14). Brookwood resolved the issue with respect to one of the products and received payment at full value in 2009. Additionally, resolution on the second product with one of the procurement entities was achieved in 2010 and Brookwood received payment at full value of $3,242,000 in October 2010. Efforts are continuing to structure a resolution with the final procurement entity and Brookwood believes it is likely to collect the balance due following resolution of the remaining issues.
     Sales Concentration. Brookwood has several customers who accounted for more than 10% of Brookwood’s sales. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales for 2010. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $290,000 in the 2011 first quarter, compared to $19,177,000 in the 2010 first quarter, which represented 1.1% and 40.7% of Brookwood’s sales, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2010. Brookwood’s relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $-0- in the 2011 first quarter, compared to $5,630,000 in the 2010 first quarter, which represented -0-% and 11.9% of Brookwood’s sales, respectively.
     Military sales accounted for $10,176,000 and $34,657,000 in the 2011 and 2010 first quarters, which represented 38.0% and 73.5% of Brookwood’s sales, respectively. Military sales have historically been cyclical in nature and it is difficult to forecast the level and timing of future military orders. Orders for military goods in the 2010 fourth quarter and 2011 first quarter declined significantly, which affected the 2011 first quarter military sales. Brookwood has noted an increased level of military orders in late March and April, that will be processed in the remaining 2011 periods, however, not to the same level as the first half of 2010.
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
Three Months Ended March 31, 2011 and 2010
(unaudited)
$229,000 received after December 31, 2010. No additional amounts are due. Brookwood has also filed a claim under its business interruption insurance policy, however, the status of the claim is uncertain.
     Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At March 31, 2011, cumulative dividends in arrears on the preferred stock amounted to approximately $456,000.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($13,956,000 at March 31, 2011). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.
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
Note 5 — Investments in Hallwood Energy, L.P.
     Hallwood Energy was a privately held independent oil and gas limited partnership and operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. The Company had invested $75,401,000 in Hallwood Energy comprised of a general partnership interest, Class A and Class C limited partnership interests and convertible notes.
     Prior to the confirmation of Hallwood Energy’s plan of reorganization in Bankruptcy Court, in October 2009 (discussed below), the Company accounted for the investment in Hallwood Energy using the equity method of accounting and recorded its pro rata share of Hallwood Energy’s net income (loss), partner capital transactions and comprehensive income (loss), as appropriate. In connection with Hallwood Energy’s bankruptcy reorganization, the Company’s general and limited partnership interests in Hallwood Energy were extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting. Certain of the Company’s officers and directors were investors in Hallwood Energy. In addition, as a member of management of Hallwood Energy, one officer of the Company held a profit interest in Hallwood Energy that was also extinguished in the bankruptcy.
     Bankruptcy Reorganization by Hallwood Energy. In March 2009, Hallwood Energy, Hallwood Energy Management, LLC (the general partner of Hallwood Energy, “HEM”) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
(unaudited)
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
     Contingent Commitment to Invest Additional Funds. In connection with the then ongoing efforts by Hallwood Energy to complete a transaction to raise additional capital by entering into an agreement for the sale and farmout of an undivided interest in up to 33.33% of substantially all its assets to FEI Shale, L.P. (“FEI”) a subsidiary of Talisman Energy, Inc. (the “Talisman Energy Transaction”), the Company loaned Hallwood Energy $2,961,000 in May 2008. Concurrent with the completion of the Talisman Energy Transaction in June 2008, the Company entered into an equity support agreement (the “Equity Support Agreement”) with Hallwood Energy under which the Company committed, under certain conditions, to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The Company contributed $2,039,000 at the completion date (for a total amount of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances, under the terms of a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”) that was issued by Hallwood Energy in May 2008 and underwritten by the Company. In September 2008, the Company loaned an additional $4,300,000 to Hallwood Energy under the Equity Support Agreement.
     An obligation and related additional equity loss were recorded in 2008 to the extent of the Company’s contingent commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in accordance with generally accepted accounting principles. The Equity Support Agreement terminated not later than October 2009 in connection with the confirmation of Hallwood Energy’s plan of reorganization. The Equity Support Agreement is no longer in effect, although (as previously discussed) the obligation, subject to certain defenses raised by the Company, to pay the remaining contingent commitment amount of $3,201,000 is at issue in the pending adversary proceeding against the Company.
     Litigation. In connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties have filed lawsuits and threatened to assert additional claims against the Company and certain related parties alleging actual, compensatory and exemplary damages in excess of $200,000,000, based on purported breach of contract, fraud, breach of fiduciary duties, neglect, negligence and various misleading statements, omissions and misrepresentations. See Note 14. The Company believes that the allegations and claims are without merit and intends to defend the lawsuits and any future claims vigorously.
     Other. For further information on Hallwood Energy’s activities, including its bankruptcy reorganization, refer to the Company’s 2010 Form 10-K.
Note 6 — Loans Payable
     Loans payable, all of which relate to Brookwood, at the balance sheet dates were as follows (in thousands):

	March 31,	December 31,
	2011	2010
Working Capital Revolving Credit Facility	$2,000	$2,000

Current portion	(2,000)	—

Noncurrent portion	$—	$2,000

     Working Capital Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $25,000,000 with KeyBanc (the “Working Capital Revolving Credit Facility”). Borrowings are collateralized by all accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The interest rate was a blended rate of 1.75% and 3.02% at March 31, 2011 and December 31, 2010, respectively. The outstanding balance was $2,000,000 at March 31, 2011 and Brookwood had $22,879,000 of borrowing availability under this facility, which is net of a standby letter of credit of $121,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
(unaudited)
     Renewal of Credit Facility. On September 30, 2010, Brookwood entered into an amendment of the Working Capital Revolving Credit Facility, to extend the term to January 31, 2014. The interest rate payable on the facility is dependent on the leverage ratio, as defined, and can vary from LIBOR + 1.50% - 2.00% and KeyBanc’s Base Rate, typically prime rate + 0.50% — 1.00%, at Brookwood’s option. The principal amount of $25,000,000 and the loan covenants were not changed.
     Loan Covenants. The Working Capital Revolving Credit Facility provides for a maximum total debt to tangible net worth ratio of 1.50 and a covenant that Brookwood shall maintain a quarterly minimum income before taxes of not less than one dollar. In October 2009, an additional covenant was added that provides for a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), for the trailing four quarters, ratio of not greater than 2.00 to be calculated on a quarterly basis, commencing December 31, 2009.
     As of December 31, 2010 and for all interim periods in 2010, Brookwood was in compliance with its loan covenants. Due to a decline in military sales for the 2011 first quarter, Brookwood was unable to meet the financial covenant that requires income before taxes of at least $1 in each quarter. Brookwood’s loss before taxes for the 2011 first quarter was $299,000. Accordingly, Brookwood requested and anticipates receiving in May 2011 a waiver from KeyBanc for the income covenant. Future compliance with the covenants under its Working Capital Revolving Credit Facility depends on Brookwood’s military orders increasing from the levels in the 2010 fourth quarter and 2011 first quarter. Brookwood has noted an increased level of military orders in late March and April, that will be processed in the remaining 2011 periods, however, not to the same level as the first half of 2010.
     Since the Company has not formally received the loan waiver from KeyBanc as of the filing date of this Form 10-Q, the Working Capital Revolving Credit Facility has been reclassified to a current liability as of March 31, 2011.
     Payments of Dividends. Brookwood submits a quarterly loan compliance certificate to KeyBanc and concurrently requests the bank’s consent to pay cash dividends and tax sharing payments to the Company. In February, 2011, Brookwood paid to the Company a dividend of $1,000,000 and anticipates receiving consent from KeyBanc to pay to the Company a dividend of $1,000,000 in May 2011.
     Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the KeyBanc loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $59,404,000 and $60,596,000 at March 31, 2011 and December 31, 2010, respectively.
Note 7 — Redeemable Preferred Stock
     The Company completed the redemption of its Series B Preferred Stock, at $4.00 per share on July 20, 2010, the mandatory redemption date, in the total amount of $1,000,000 and the Series B Preferred Stock was canceled on the stock records of the Company.
Note 8 — Stockholders’ Equity
     Stock Options. At March 31, 2011, there were no outstanding stock options. The Company’s former stock option plan terminated in 2005 and no stock options are available for issuance.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
(unaudited)
Note 9 — Income Taxes
     Following is a schedule of the income tax expense (benefit) (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Federal
Current	$(590)	$2,558
Deferred	—	—

Sub-total	(590)	2,558

State
Current	6	313
Deferred	—	—

Sub-total	6	313

Total	$(584)	$2,871

     The net deferred tax asset was $1,031,000 at both March 31, 2011 and December 31, 2010. The net deferred tax asset was comprised of $1,031,000 attributable to temporary differences, (including $1,120,000 associated with the Company’s investment in Hallwood Energy). The statutory federal tax rate in both periods was 35%, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     The Company had a federal income tax receivable of $1,063,000 and $473,000 at March 31, 2011 and December 31, 2010, respectively, and net state tax receivable of $675,000 and $593,000, at March 31, 2011 and December 31, 2010, respectively.
Note 10 — Fair Value of Financial Instruments
     The following table summarizes the valuation of the Company’s financial instruments based upon the inputs used to measure fair value in the three levels of the fair value hierarchy as of March 31, 2011 and December 31, 2010.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities

•	Level 2 — Quoted prices for similar assets or liabilities in active markets or inputs that are observable

•	Level 3 — Inputs that are unobservable

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
(unaudited)

	March 31, 2011
	Level 1	Level 2	Level 3
Cash Equivalents
Money market funds	$6,126	$—	$—

Marketable Securities
Short-term investments
Variable-rate demand notes	—	6,375	—

Total	$6,126	$6,375	$—

	December 31, 2010
	Level 1	Level 2	Level 3
Cash Equivalents
Money market funds	$5,250	$—	$—

Marketable Securities
Short-term investments
Variable-rate demand notes	—	7,490	—

Total	$5,250	$7,490	$—

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
Note 11 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):
Supplemental schedule of non-cash investing and financing activities:

	Three Months Ended
	March 31,
Description	2011	2010
Accrued capital expenditures in accounts payable:
Amount at end of period	$163	$377

Supplemental disclosures of cash payments:

Income taxes paid	$91	$1,509
Interest paid	28	39

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
(unaudited)
Note 12 — Computation of Income (Loss) Per Common Share
     The following table reconciles weighted average shares outstanding from basic to diluted and reconciles net income (loss) used in the computation of income (loss) per share for the basic and diluted methods (in thousands):

	Three Months Ended
	March 31,
Description	2011	2010
Weighted Average Shares Outstanding
Basic and diluted	1,525	1,525

Net Income (Loss)
Basic and diluted	$(996)	$5,250

     For the three months ended March 31, 2011 and 2010, there were no outstanding stock options. No shares were excluded from the calculation of diluted earnings per share.
Note 13 — Related Party Transactions
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
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Consulting fees	$249	$249
Office space and administrative services	95	73
Travel and other expenses	13	17

Total	$357	$339

     In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting. Mr. Gumbiner received no compensation from these affiliated entities during 2011 or 2010.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
(unaudited)
     HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which theses companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended March 31, 2011 and 2010, these companies reimbursed the Company $24,000 and $29,000, respectively, for such expenses.
Note 14 — Litigation, Contingencies and Commitments
     Reference is made to Note 16 to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2010.
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
     In July 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that the defendants infringed five United States patents. In October 2007, the U.S. District Court dismissed The Hallwood Group Incorporated from the lawsuit. Nextec later added additional patents to the lawsuit. On April 1, 2010, the Court issued its Order on various motions for summary judgment, which in part dismissed Nextec’s infringement claims based on seven of the ten remaining patent claims. Brookwood then requested reconsideration of the remaining claims. On June 8, 2010, the Court denied Brookwood’s request with respect to one of the remaining patents, but granted Brookwood leave to renew its motion for summary judgment for the remaining patent. Brookwood filed a renewed motion for summary judgment of patent invalidity for the remaining patent, which was later denied on March 8, 2011 due to a disputed issue of fact. Brookwood intends to vigorously defend against any remaining claims. Trial on this matter is currently scheduled to begin on October 31, 2011. While Brookwood believes it possesses valid defenses to these claims, due to the nature of litigation, the ultimate outcome of this case is indeterminable at this time.
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
Three Months Ended March 31, 2011 and 2010
(unaudited)
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
     On August 3, 2009, the Company was served with a complaint in Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4, Ltd. v. The Hallwood Group Incorporated, et al. filed in the 298th District of Texas, No. 09-09551. The other defendants include Anthony J. Gumbiner, the Chairman and Chief Executive Officer of the Company, Bill Guzzetti, the President of the Company, certain affiliates of Mr. Gumbiner and certain officers of Hallwood Energy. The complaint alleges that the defendants defrauded plaintiffs in connection with plaintiffs acquiring interests in and providing loans to Hallwood Energy and seeks actual and exemplary damages. On September 15, 2010, Ray Balestri, Trustee of the Hallwood Energy I Creditors Trust, intervened in this proceeding and added certain of the Company’s officers, directors, and an employee as defendants. The new complaint alleges, among other things, claims against the defendants for breach of fiduciary duties, gross negligence and willful misconduct and seeks indeterminable actual and exemplary damages. The Company believes that the allegations and claims are without merit and intends to defend the lawsuit and any future claims vigorously. On November 5, 2010, this case was removed to the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03358, but is subject to a pending motion to remand filed by the plaintiff.
     On July 30, 2010, Hallwood Energy’s trustee filed a complaint captioned Ray Balestri, Trustee of the Hallwood Energy I Creditor’s Trust v. Anthony J. Gumbiner, et al in the Dallas County Court at Law No. 4, No. CC-10-05212D. The other defendants include certain current and former directors, officers and employees of the Company, certain of Hallwood Energy’s former officers and directors, as well as outside legal counsel. The complaint alleges, among other things, claims against the defendants for breach of fiduciary duties, gross negligence and willful misconduct and seeks indeterminable actual and exemplary damages. The Company believes that the allegations and claims are without merit and intends to defend the lawsuit and any future claims vigorously. This case has been removed to the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03263, but is subject to a pending motion to remand filed by the plaintiff.
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
Three Months Ended March 31, 2011 and 2010
(unaudited)
4 Ltd v The Hallwood Group Incorporated, et al matter. The insurance carrier had indicated that it would pay future legal fees and associated costs incurred on behalf of the Company directly to the service providers.
     In August 2010, the insurance carrier informed the Company of a change in its coverage position whereby coverage was denied in reliance on the “insured vs. insured” exclusion in the policy. The Company believes it has demonstrated that the exclusion does not apply and made demand that the insurance carrier provide coverage for these actions. In November 2010, the insurance carrier informally agreed to pay the previously unreimbursed defense costs of the Company and another insured party, in exchange for an agreement not to initiate a coverage lawsuit if the carrier performed promptly. In December 2010, the Company received additional reimbursement from the insurance carrier of legal fees and associated costs of approximately $553,000. Additionally, in December 2010, the insurance carrier also paid $1,288,000 of legal fees and associated costs on behalf of other defendants. In April 2011, the insurance carrier reimbursed the Company $110,000 of legal fees and associated costs and paid a currently undetermined amount of legal fees and costs on behalf of other defendants.
     Significant additional costs in excess of insurance reimbursements have been incurred by the Company and on behalf of other defendants. The Company continues to incur substantial litigation-related costs on these matters and the insurance carrier periodically processes claims for the reimbursement of such eligible and covered costs.
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
     Brookwood and its subsidiaries are subject to a number of environmental laws, regulations, licenses and permits and have ongoing discussions with environmental regulatory authorities, including the U.S. Environmental Protection Agency (the “EPA”), the Rhode Island Department of Health (“RIDOH”), the Rhode Island Department of Environmental Management (“RIDEM”) and the Connecticut Department of Environmental Protection (“CTDEP”) on a number of matters, including compliance with safe drinking water rules and wastewater discharge and treatment regulations, the control of chemicals used in the companies’ coating operations that are classified as air pollutants, the presence of groundwater and soil contaminants at the companies’ facilities, the removal of underground storage tanks, and hazardous waste management.
     From time to time Brookwood and its subsidiaries have paid fines or penalties for alleged failure to comply with certain environmental requirements, which did not exceed $100,000 in the aggregate during the three years ended December 31, 2010 and the three months ended March 31, 2011. In addition, Brookwood and its subsidiaries have entered into various settlements and agreements with the regulatory authorities requiring the companies to perform certain tests, undertake certain studies, and install remedial facilities. Brookwood and its subsidiaries incurred capital expenditures to comply with environmental regulations of approximately $488,000 in the year ended December 31, 2010 and $-0- during the three months ended March 31, 2011. In addition, Brookwood and its subsidiaries regularly incur expenses associated with various studies and tests to monitor and maintain compliance with diverse environmental requirements.
     Other Contingencies. In May 2009, one of Brookwood’s suppliers advised Brookwood that shipments to Brookwood during the period from September 2008 to April 2009 of a quantity of greige fabric from the supplier incorporated some fiber that was not of domestic origin in some yarn from the vendor. The fabric in question was ordered to fill contracts in support of the United States military, was required to be domestic and is subject to the preference for domestic source required flow down provisions of the Department of Defense Supplement to the Federal Acquisition Regulations implementing the provisions of 10 USC 2533a. Brookwood’s suppliers have advised that the greige fabric containing the non-compliant yarn was supplied inadvertently to Brookwood in limited quantity. Brookwood has determined that this yarn affects two of their greige products. Brookwood advised its affected customers and the United States military of this circumstance. Brookwood resolved the issue with respect to one of the products and received payment at full value in 2009. Additionally, resolution on the second product with one of the procurement entities was achieved in July 2010 and Brookwood received payment at full value of $3,242,000 in October 2010. Efforts are continuing to structure a resolution with the final procurement entity and Brookwood believes it is likely to collect the remaining amount due following

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
(unaudited)
resolution of the remaining issues. The trade receivable balance at March 31, 2011 and December 31, 2010 includes $1,643,000 related to this issue.
Note 15 — Segment and Related Information
     The following represents the Company’s reportable segment operations for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Textile
	Products	Other	Consolidated
Three months ended March 31, 2011
Total revenue from external sources	$26,769		$26,769

Operating income (loss)	$(288)	$(1,283)	$(1,571)
Other income (loss), net	(11)	2	(9)

Income (loss) before income taxes	$(299)	$(1,281)	$(1,580)

Three months ended March 31, 2010
Total revenue from external sources	$47,150		$47,150

Operating income (loss)	$10,026	$(1,845)	$8,181
Other income (loss), net	(61)	1	(60)

Income (loss) before income taxes	$9,965	$(1,844)	$8,121

     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2010 annual report. The total assets for the Company’s operating segments have not materially changed since the December 31, 2010 annual report.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     General. The Company operates as a holding company with its principal business in the textile products industry.
     Textile Products. In 2010 and 2011, the Company derived all of its operating revenues from the textile activities of its Brookwood Companies Incorporated (“Brookwood”) subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success is influenced in varying degrees by its ability to continue sales to existing customers, costs, availability of supplies, its response to competition and its ability to generate new markets and products. Although the Company’s textile activities have generated positive cash flow in recent years, there is no assurance that this trend will continue.
     While Brookwood has enjoyed substantial revenues from its military business, there is no assurance that this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $10,176,000 for the 2011 first quarter were $24,481,000, or 70.6%, lower than the comparable period amount of $34,657,000 in 2010. Orders for military goods in the 2010 fourth quarter and 2011 first quarter declined significantly, which affected the 2011 first quarter military sales. Brookwood has noted an increased level of military orders in late March and April, that will be processed in the remaining 2011 periods, however, not to the same level as the first half of 2010.
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
     Investments in Financial Instruments. In the 2011 first quarter, the Company opened an investment account with UBS AG, a global financial services firm, and intends to transfer a significant portion of the cash it holds from time to time to the UBS account to be placed in various financial instruments and may borrow additional amounts from UBS to invest on a leveraged basis, including in equity and debt that is publicly traded or is issued by United States and foreign publicly traded companies, financial institutions, mutual funds and exchange traded funds. As of May 16, 2011, no funds have been transferred into the UBS account. The Company’s ability to transfer funds to the UBS account will depend in part on the availability of dividends from the Company’s Brookwood subsidiary. Brookwood’s lender, KeyBanc, has requested that Brookwood demonstrate its projected compliance with the covenants under its

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Working Capital Revolving Credit Facility for the year ended December 31, 2011 in connection with consenting to the payment of dividends to the Company. The Company anticipates that in May 2011, KeyBanc will consent to a dividend payment of $1,000,000 to the Company, which will be paid by Brookwood to the Company. In addition, Brookwood anticipates seeking consent from KeyBanc for an additional dividend payment of $5,000,000 to the Company, which the Company intends to transfer into the UBS account to fund the planned investment activities. In connection with the Hallwood Energy litigation matters discussed in Note 14, the plaintiffs have objected to the Company’s intended transfer of funds to the UBS account. The Company has submitted a request to the Court seeking clarification that the transaction does not fall within the Court’s prior order requiring advance notice to the Court of certain transactions by the Company during the litigation. The plaintiffs have asked the Court to prohibit the transaction. As of May 16, 2011, no Court ruling has been issued. The Company’s primary business will continue to be in the textile industry, conducted through its wholly owned Brookwood subsidiary, and the Company’s activities in investing, reinvesting, owning, holding or trading in securities will at all times constitute substantially less than 40% of its assets on an unconsolidated basis, in order to maintain its exemption from registration under the Investment Company Act of 1940, as amended.
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
     In March 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or any other of its assets. In October 2009, the Bankruptcy Court confirmed the plan of reorganization of the debtors.
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
     Results of Operations
     The Company reported a net loss of $996,000 for the quarter ended March 31, 2011, compared to net income of $5,250,000 in 2010. Revenue for the 2011 first quarter was $26,769,000, compared to $47,150,000 in 2010.
     Revenues
     Textile products sales of $26,769,000 decreased by $20,381,000, or 43.2%, in the 2011 first quarter, compared to $47,150,000, in 2010. The decrease was principally due to a decrease in sales of specialty fabric to U.S. military contractors as a result of decreases in orders from the military to Brookwood’s customers, partially offset by increased sales in its other market segments. Military sales accounted for $10,176,000 and $34,657,000 in the 2011 and 2010 first quarters, which represented 38.0% and 73.5% of Brookwood’s sales, respectively.
     Brookwood has several customers who accounted for more than 10% of Brookwood’s sales. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales for 2010. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $290,000 in the 2011 first quarter, compared to $19,177,000 in the 2010 first quarter, which represented 1.1% and 40.7% of Brookwood’s sales, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales for 2010. Brookwood’s relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $-0-, in the 2011 first quarter, compared to $5,630,000 in the 2010 first quarter, which represented -0-% and 11.9% of Brookwood’s sales, respectively.
     Orders for military goods in the 2010 fourth quarter and 2011 first quarter declined significantly, which affected the 2011 first quarter military sales. Brookwood has noted an increased level of military orders in late March and April, that will be processed in the remaining 2011 periods, however, not to the same level as the first half of 2010.
     Expenses
     Textile products cost of sales of $23,194,000 for the 2011 first quarter decreased by $9,479,000, or 29.0%, compared to $32,673,000 in 2010. The 2011 decrease principally resulted from material and labor costs associated with lower sales volume and from changes in product mix, offset by an increase in royalty expense related to certain military products. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, royalties, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
     The gross profit margin for the 2011 first quarter was lower as compared to the 2010 first quarter, (13.4% versus 30.7%). The lower gross profit margin was attributed to lower sales volume and changes in product mix.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Textile products	$3,863	$4,451
Corporate	1,283	1,845

Total	$5,146	$6,296

     Textile products administrative and selling expenses of $3,863,000 for the 2011 first quarter decreased by $588,000, or 13.2%, from the 2010 amount of $4,451,000. The decrease in the 2011 first quarter from the 2010 first quarter was primarily attributable to a decrease of $408,000 in professional services, principally legal fees, a decrease of $150,000 related to performance and other related payroll costs and reduced factor commissions of $128,000 and was partially offset by an increase of $101,000 of employee related expenses (e.g. salaries and benefits). The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, factor commissions, marketing, rent, insurance and travel. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $140,000 and $158,000 in the 2011 and 2010 quarters, respectively.
     Corporate administrative expenses were $1,283,000 for the 2011 first quarter, compared $1,845,000 for 2010. The decrease of $562,000, or 30.4%, was principally attributable to a decrease in professional fees of $618,000, including costs related to the Hallwood Energy litigation matters.
     Other Income (Loss)
     Interest expense of $26,000 in the 2011 first quarter and $61,000 for the 2010 first quarter is related to Brookwood’s Working Capital Revolving Credit Facility. The decrease in interest expense was due to a decrease in the average outstanding loan amount and lower interest rates.
     Interest and other income was $17,000 in the 2011 first quarter, compared to $1,000 in 2010, principally due to interest earned on short-term investments.
     Income Taxes
     Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Federal
Current	$(590)	$2,558
Deferred	—	—

Sub-total	(590)	2,558

State
Current	6	313
Deferred	—	—

Sub-total	6	313

Total	$(584)	$2,871

     At March 31, 2011, the deferred tax asset was attributable to temporary differences, that upon reversal, could be utilized to offset income from operations. The statutory federal tax rate in both periods was 35%, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Investments in Hallwood Energy
     Hallwood Energy was a privately held independent oil and gas limited partnership and operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets.
     Prior to the confirmation of Hallwood Energy’s plan of reorganization by Hallwood Energy (discussed below) in October 2009, the Company had invested $61,481,000 in Hallwood Energy’s general partnership interest and Class A and Class C limited partnership interests. In addition, the Company loaned Hallwood Energy $13,920,000 in the form of convertible notes issued by Hallwood Energy. The Company accounted for the investment in Hallwood Energy using the equity method of accounting and recorded its pro rata share of Hallwood Energy’s net income (loss), partners’ capital transactions, and comprehensive income (loss), as appropriate. In connection with Hallwood Energy’s bankruptcy reorganization, the Company’s general and limited partnership interests in Hallwood Energy were extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting. Certain of the Company’s officers and directors were investors in Hallwood Energy. In addition, as a member of management of Hallwood Energy, one officer of the Company held a profit interest in Hallwood Energy that was also extinguished in the bankruptcy.
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
     Litigation. In connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties have filed lawsuits and threatened to assert additional claims against the Company and certain related parties alleging actual, compensatory and exemplary damages in excess of $200,000,000, based on purported breach of contract, fraud, breach of fiduciary duties, neglect, negligence and various misleading statements, omissions and misrepresentations. See Note 14 to the condensed consolidated financial statements of this report. The Company believes that the allegations and claims are without merit and intends to defend the lawsuits and any future claims vigorously.
     Critical Accounting Policies
     There have been no changes to the critical accounting policies identified and set forth in the Company’s Form 10-K for the year ended December 31, 2010.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Consulting fees	$249	$249
Office space and administrative services	95	73
Travel and other expenses	13	17

Total	$357	$339

     In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting. Mr. Gumbiner received no compensation from these affiliated entities during 2011 and 2010.
     HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which theses companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended March 31, 2011 and 2010, these companies reimbursed the Company $24,000 and $29,000, respectively, for such expenses
     Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of March 31, 2011 (in thousands):

	Payments Due During the Year Ending December 31,
	2011*	2012	2013	2014	2015	Thereafter	Total
Contractual Obligations
Long term debt	$—	$—	$—	$2,000	$—	$—	$2,000
Operating leases	478	562	395	364	364	212	2,375

Total	$478	$562	$395	$2,364	$364	$212	$4,375

*	For the nine months ending December 31, 2011.
     Interest costs associated with the Company’s debt, which bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the renewal of the revolving credit facility at its loan balance as of March 31, 2011, are $26,000 for the nine months ending December 31, 2011 and $35,000, for each of the years ending December 31, 2011 through December 31, 2014, respectively.
     Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,956,000 at March 31, 2011). The base amount will fluctuate in

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Financial Covenants
     Brookwood. The principal ratios required to be maintained under Brookwood’s Working Capital Revolving Credit Facility for the last four quarters are provided below:

		Quarters Ended
		March 31,	December 31,	September 30,	June 30,
Description	Requirement	2011	2010	2010	2010
Total debt to tangible net worth	must be less than ratio of 1.50	0.29	0.29	0.37	0.46
Total funded debt to EBITDA	must be less than ratio of 2.00	0.12	0.07	0.08	0.07
Income before income taxes	must exceed $1	No	Yes	Yes	Yes
     Brookwood was in compliance with its loan covenants under the Working Capital Revolving Credit Facility as of December 31, 2010 and for all interim periods in 2010.
     Due to a decline in military sales for the 2011 first quarter, Brookwood was unable to meet the financial covenant that requires income before taxes of at least $1 in each quarter. Brookwood’s loss before taxes for the 2011 first quarter was $299,000. Accordingly, Brookwood requested and anticipates receiving in May 2011, a waiver from KeyBanc for the income covenant. Future compliance with the covenants under its Working Capital Revolving Credit Facility depends on Brookwood’s military orders increasing from the levels in the 2010 fourth quarter and 2011 first quarter. Brookwood has noted an increased level of military orders in late March and April, that will be processed in the remaining 2011 periods, however, not to the same level as the first half of 2010.
     Since the Company has not formally received the loan waiver from KeyBanc as of the filing date of this Form 10-Q, the Working Capital Revolving Credit Facility has been reclassified to a current liability as of March 31, 2011.
     Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon Brookwood’s compliance with the loan covenants contained in the Working Capital Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $59,404,000 and $60,596,000 at March 31, 2011 and December 31, 2010, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Liquidity and Capital Resources
     General. The Company, through its Brookwood subsidiary, principally operates in the textile products segment. The Company’s cash position decreased by $2,875,000 during the 2011 first quarter to $8,284,000 as of March 31, 2011. The principal source of cash in the 2011 first quarter was $1,115,000 for proceeds from the redemption of short-term investments.. The primary uses of cash were $3,435,000 for operations and $555,000 for property, plant and equipment, principally at Brookwood. The amount outstanding under the Working Capital Revolving Credit Facility was unchanged at $2,000,000.
     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the military, consumer, industrial and medical markets. Brookwood maintains a $25,000,000 Working Capital Revolving Credit Facility with KeyBanc. The facility has a maturity date of January 31, 2014. At March 31, 2011, Brookwood had approximately $22,879,000 of unused borrowing capacity on its Working Capital Revolving Credit Facility.
     Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval. Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of May 16, 2011, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.
     Brookwood paid cash dividends to the Company of $1,000,000 in the 2011 first quarter and $4,000,000 for all of 2010. In addition, Brookwood made a tax sharing payment to the Company of $1,467,000 in the 2011 first quarter and $10,434,000 for all of 2010 under its tax sharing agreement. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued profitability and compliance with its loan covenants contained in the Working Capital Revolving Credit Facility. Brookwood’s total debt to total tangible net worth ratio of 0.29 at March 31, 2011 was unchanged from 0.29 at December 31, 2010, which was substantially below the maximum allowable ratio of 1.50. Brookwood’s total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), for the trailing four quarters, ratio was 0.12 and 0.07 at March 31, 2011 and December 31, 2010, respectively, which was substantially below the maximum allowable ratio of 2.0. Due to a decline in military sales for the 2011 first quarter, Brookwood was unable to meet the financial covenant that requires income before taxes of at least $1 in each quarter. Brookwood’s loss before taxes for the 2011 first quarter was $299,000. Accordingly, Brookwood requested and anticipates receiving in May 2011, a waiver from KeyBanc for the income covenant. Future compliance with the covenants under its Working Capital Revolving Credit Facility depends on Brookwood’s military orders increasing from the levels in the 2010 fourth quarter and 2011 first quarter.
     Brookwood continuously evaluates opportunities to reduce production costs and expand its manufacturing capacity and portfolio of products. Accordingly, Brookwood incurs capital expenditures to pursue such opportunities, as well as for environmental and safety compliance, building upgrades, energy efficiencies, and various strategic objectives. In the 2011 first quarter and for all of 2010, Brookwood met its capital expenditure and equipment maintenance requirements from its operating cash flows and availability under its Working Capital Revolving Credit Facility. There were no material capital commitments as of March 31, 2011. It is anticipated that Brookwood’s future capital expenditure projects will be funded from operations and, if necessary, availability under its Working Capital Revolving Credit Facility. Brookwood estimates its 2011 capital expenditures will be within a range of $3,000,000 to $4,000,000.
     Investments in Financial Instruments. In the 2011 first quarter, the Company opened an investment account with UBS and intends to transfer a significant portion of the cash it holds from time to time to the UBS account to be placed in various financial instruments and may borrow additional amounts from UBS to invest on a leveraged basis, including in equity and debt that is publicly traded or is issued by United States and foreign publicly traded companies, financial institutions, mutual funds and exchange traded funds. As of May 16, 2011, no funds have been transferred into the UBS account. The Company’s ability to transfer funds to the UBS account will depend in part on the availability of dividends from the Company’s Brookwood subsidiary. KeyBanc has requested that Brookwood demonstrate its projected compliance with the covenants under its Working Capital Revolving Credit Facility for the year ended December 31, 2011 in connection with consenting to the payment of dividends to the Company. The Company anticipates that in May 2011, KeyBanc will consent to a dividend payment of $1,000,000 to the Company, which will be paid by Brookwood to the Company. In addition, Brookwood anticipates seeking consent from KeyBanc for an additional payment of $5,000,000, which the Company intends to transfer into the UBS account to fund the planned investment activities, subject to the previously discussed clarification from the Court in the Hallwood Energy litigation matters.
     Company’s Future Liquidity. The Company’s ability to generate cash flow from operations will depend on its future performance,

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
including the level and timing of military sales, and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by the outcome of its litigation matters and prevailing economic conditions. Many of these factors are beyond the Company’s control. Considering its current cash position, anticipated cash flow from operations and availability under the Brookwood Working Capital Revolving Credit Facility, the Company believes it has sufficient funds to meet its liquidity needs for the next twelve months.
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
     Forward-Looking Statements
     In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in the Company’s Form 10-K for the year ended December 31, 2010 in Item 1A. - Risk Factors. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures.
     We performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act, as amended, was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting.
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

THE HALLWOOD GROUP INCORPORATED
Dated: May 16, 2011	By:	/s/ Richard Kelley
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