Form 10-Q
period 2011-06-30
Hallwood Group Inc
filed 2011-08-17
CIK 355766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, $0.10 par value per share	1,525,166 shares

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$9,930	$11,159
Marketable securities — short-term investments	10	7,490
Accounts receivable, net
Factors	16,929	14,043
Trade and other	8,568	8,916
Related parties	35	12
Inventories, net	27,478	19,136
Deferred income tax, net	4,222	1,597
Prepaids, deposits and other assets	972	700
Prepaid income taxes	916	1,093

	69,060	64,146

Noncurrent Assets
Property, plant and equipment, net	20,259	20,984
Other assets	165	147
Investments in Hallwood Energy, net	—	—

	20,424	21,131

Total Assets	$89,484	$85,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$8,984	$7,996
Accrued expenses and other current liabilities	5,276	6,016
Payable — Hallwood Energy matters
Litigation reserve	7,500	—
Contingent additional investment in Hallwood Energy	3,201	3,201
Income taxes payable	9	27

	24,970	17,240

Noncurrent Liabilities
Long term portion of loans payable	3,000	2,000
Deferred income tax	566	566

	3,566	2,566

Total Liabilities	28,536	19,806

Contingencies and Commitments (Note 14)

Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	22,412	26,935
Treasury stock, 870,939 shares for both periods; at cost	(13,404)	(13,404)

Total Stockholders’ Equity	60,948	65,471

Total Liabilities and Stockholders’ Equity	$89,484	$85,277

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Revenues
Textile products sales	$63,468	$95,077

Expenses
Textile products cost of sales	52,310	66,866
Administrative and selling expenses	10,477	12,453
Litigation reserve — Hallwood Energy matters	7,500	—

	70,287	79,319

Operating income (loss)	(6,819)	15,758

Other Income (Loss)
Interest expense	(49)	(118)
Interest and other income	30	6

	(19)	(112)

Income (loss) before income taxes	(6,838)	15,646
Income tax expense (benefit)	(2,315)	5,600

Net Income (Loss)	$(4,523)	$10,046

Net Income (Loss) Per Common Share
Basic	$(2.97)	$6.59

Diluted	$(2.97)	$6,59

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	June 30,
	2011	2010
Revenues
Textile products sales	$36,699	$47,927

Expenses
Textile products cost of sales	29,116	34,193
Administrative and selling expenses	5,331	6,157
Litigation reserve — Hallwood Energy matters	7,500	—

	41,947	40,350

Operating income (loss)	(5,248)	7,577

Other Income (Loss)
Interest expense	(23)	(57)
Interest and other income	13	5

	(10)	(52)

Income (loss) before income taxes	(5,258)	7,525
Income tax expense (benefit)	(1,731)	2,729

Net Income (Loss)	$(3,527)	$4,796

Net Income (Loss) Per Common Share
Basic	$(2.31)	$3.14

Diluted	$(2.31)	$3.14

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Income (Loss)	$(3,257)	$4,796	$(4,523)	$10,046

Other Comprehensive Income (Loss)
None	—	—	—	—

Comprehensive Income (Loss)	$(3,257)	$4,796	$(4,523)	$10,046

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders'
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity
Balance, January 1, 2011	2,396	$240	$51,700	$26,935	871	$(13,404)	$65,471

Net loss	—	—	—	(4,523)	—	—	(4,523)

Balance, June 30, 2011	2,396	$240	$51,700	$22,412	871	$(13,404)	$60,948

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,523)	$10,046
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Litigation reserve — Hallwood Energy matters	7,500	—
Deferred tax expense (benefit)	(2,625)	—
Depreciation, amortization and impairment	1,282	1,172
Provision for obsolete inventory	57	268
Provision for doubtful accounts and factor dilution	(85)	—
Changes in assets and liabilities:
(Increase) decrease in inventories	(8,399)	485
(Increase) decrease in accounts receivable	(2,476)	271
Increase (decrease) in accounts payable	1,513	(611)
Increase (decrease) in accrued expenses and other current liabilities	(740)	(1,581)
Net change in other assets and liabilities	(290)	88
Net change in income taxes receivable/payable	159	1,014

Net cash provided by (used in) operating activities	(8,627)	11,152

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemption of short-term investments	7,480	—
Investments in property, plant and equipment, net	(1,082)	(5,144)

Net cash provided by (used in) investing activities	6,398	(5,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	1,000	11,605
Repayments of revolving credit facility	—	(15,055)

Net cash provided by (used in) financing activities	1,000	(3,450)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,229)	2,558

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,159	7,838

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,930	$10,396

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 and 2010
(unaudited)
Note 1 — Organization, Interim Condensed Consolidated Financial Statements and New Accounting Pronouncements
     Organization. The Hallwood Group Incorporated (the “Company”) (NYSE Amex: HWG) was incorporated in Delaware in 1981. The Company operates as a holding company. The Company operates its principal business in the textile products industry through its wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”).
     Interim Condensed Consolidated Financial Statements. The interim condensed consolidated financial statements of the Company and its subsidiaries (collectively, the “Hallwood Group”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Although condensed, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
     Textile Products. Textile products operations are conducted through Brookwood. Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood has two principal subsidiaries at June 30, 2011:
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
     Textile products accounts for all of Hallwood Group’s operating revenues. See Note 4 for additional information on Brookwood.
     Investments in Financial Instruments. In the 2011 first quarter, the Company opened an investment account with UBS AG, a global financial services firm, and intended to transfer a significant portion of the cash it holds from time to time to the UBS account to invest. As of August 15, 2011, no funds have been transferred into the UBS account. In connection with the Hallwood Energy litigation matters discussed in Note 14, on July 25, 2011, the Court issued Proposed Findings of Fact, Conclusions of Law and Judgment Awarding Various Monetary Damages (the “Proposed Findings”) in the Adversary proceedings. The Court proposed damage awards plus interest and attorney fees. The Company intends to object to the Proposed Findings and will vigorously defend against the entry of any final judgment. Until this matter is concluded, the Company does not intend to pursue its previously announced intention to transfer funds into the UBS account.
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
     Consolidation Policy. The Company’s Brookwood subsidiary operates on a 5-4-4 accounting cycle with its months always ending on a Saturday for accounting purposes, while the Company operates on a traditional fiscal month accounting cycle. For purposes of the year-end financial statements the Brookwood cycle always ends on December 31, however, quarterly interim financial statements may not correspond to the fiscal quarter-end. Hallwood Group’s condensed consolidated financial statements as of June 30, 2011 and 2010 include Brookwood’s operations through July 2, 2011 and June 26, 2010, respectively. Estimated operating results of Brookwood for the intervening periods to June 30, 2011 and 2010, respectively, are provided below (in thousands):

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 and 2010
(unaudited)

	Amounts in Intervening Periods
	Six Months Ended June 30,
	2011	2010
	(one business day)	(three business days)
Textile products sales	$211	$137
Textile products costs of sales	175	112
Administrative and selling expenses	131	297
     New Accounting Pronouncements. In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Presentation of Comprehensive Income. This standard eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. It will require companies to report the total of comprehensive income including the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Hallwood Group will adopt ASU 2011-05 in its annual financial statements for the year ended December 31, 2011. The adoption of ASU 2011-05 will not affect Hallwood Group’s financial position, results of operations or cash flows.
Note 2 — Cash, Cash Equivalents and Marketable Securities
     The following tables summarize the estimated fair value of Hallwood Group’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	June 30, 2011
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
Cash and Cash Equivalents
Cash	$4,403	$—	$—	$4,403
Available for-sale-securities:
Money market funds	5,527	—	—	5,527

Total cash and cash equivalents	$9,930	$—	$—	$9,930

Marketable Securities
Short-term investments
Variable-rate demand notes	$10	$—	$—	$10

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 and 2010
(unaudited)

	December 31, 2010
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
Cash and Cash Equivalents
Cash	$5,909	$—	$—	$5,909
Available for-sale-securities:
Money market funds	5,250	—	—	5,250

Total cash and cash equivalents	$11,159	$—	$—	$11,159

Marketable Securities
Short-term investments
Variable-rate demand notes	$7,490	$—	$—	$7,490

     There are no unrealized gains or losses for the variable-rate demand notes because of the frequent resetting nature of such notes. Variable-rate demand notes are considered highly liquid and although the variable-rate demand notes have long-term nominal maturity dates, the interest rates generally reset weekly. Despite the long-term nature of the variable-rate demand notes, they are classified as short-term due to Hallwood Group’s ability to quickly liquidate these securities at par plus accrued interest with seven-day notice. The variable-rate demand notes were sold at par principally during the 2011 second quarter in connection with Brookwood’s recurring operations with the exception of $10,000 which were sold in July 2011.
Note 3 — Inventories
     All inventories relate to Brookwood. Inventories as of the balance sheet dates were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$8,152	$6,796
Work in progress	6,131	4,782
Finished goods	14,452	8,758

	28,735	20,336
Less: Obsolescence reserve	(1,257)	(1,200)

Total	$27,478	$19,136

Note 4 — Operations of Brookwood Companies Incorporated
     Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval. Factored receivables were $16,929,000 and $14,043,000 at June 30, 2011 and December 31, 2010, which were net of a returned good dilution allowance of $84,000 and $114,000, respectively.
     Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of August 15, 2011, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.
     Trade receivables were $8,261,000 and $8,387,000 at June 30, 2011 and December 31, 2010, which were net of an allowance for doubtful accounts of $74,000 and $129,000, respectively. The trade receivable balance at June 30, 2011 and December 31, 2010 includes approximately $1,639,000, which was the balance remaining related to fabric sold in two products to a Brookwood customer that supplies the U.S. military for which payment has been delayed due to a pending compliance issue (see also Note 14). Brookwood resolved the issue with respect to one of the products and received payment at full value in 2009. Additionally, resolution with respect to the second product with one of the procurement entities was achieved in 2010 and Brookwood received payment at full value of

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 and 2010
(unaudited)
$3,242,000 in October 2010. Although Brookwood is continuing efforts to structure a resolution with the final procurement entity, Brookwood has communicated to its supplier regarding satisfaction of the unpaid receivable. Brookwood believes it is likely to collect the balance due.
     Sales Concentration. Brookwood has two customers who accounted for more than 10% of Brookwood’s sales. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during both the 2011 and 2010 periods. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $6,105,000 and $6,395,000 in the 2011 second quarter and six month periods, respectively, compared to $16,592,000 and $35,769,000 in 2010. Sales to Tennier represented 16.6% and 34.6% of Brookwood’s net sales in the 2011 and 2010 second quarters, respectively, and 10.1% and 37.6% in the 2011 and 2010 six month periods, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2010. Brookwood’s relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $1,092,000 and $1,092,000 in the 2011 second quarter and six month periods, respectively, compared to $4,448,000 and $10,079,000 in 2010. Sales to ORC represented 3.0% and 9.3% of Brookwood’s net sales in the 2011 and 2010 second quarters, respectively, and 1.7% and 10.6% in the 2011 and 2010 six month periods, respectively. Brookwood received an increased level of military orders and sales in late March and into the 2011 second quarter that have been and will be processed in 2011, however not to the same level as the first half of 2010.
     Military sales accounted for $20,235,000 and $30,411,000 in the 2011 second quarter and six month periods, respectively, compared to $35,293,000 and $69,950,000 in 2010. The military sales represented 55.1% and 73.6% of Brookwood’s net sales in the 2011 and 2010 quarters, respectively, and 47.9% and 73.6% in the 2011 and 2010 six month periods, respectively.
     Flood at Kenyon Facility. On March 31, 2010, Kenyon was affected by the general flooding that took place in the State of Rhode Island and in particular from the Pawcatuck River. Kenyon was closed for a period of seven days after which it reinstituted production of unaffected production lines. Only certain production lines were affected and production capacity was restored within a few weeks. Brookwood filed claims with its insurance carriers, through its Kenyon subsidiary. Brookwood recognized the $100,000 insurance policy deductible in the 2010 second quarter and has received from its carriers $1,235,000 for its building and contents claims, including $229,000 received in the 2011 first quarter. No additional amounts are due. Brookwood also filed a claim under its business interruption insurance policy and received $150,000 in July 2011 from its carrier in satisfaction of its claim, which was recognized as a recovery in the 2011 second quarter.
     Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At June 30, 2011, cumulative dividends in arrears on the preferred stock amounted to approximately $456,000.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,956,000 at June 30, 2011). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.
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
Six Months Ended June 30, 2011 and 2010
(unaudited)
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
     Prior to the confirmation of Hallwood Energy’s plan of reorganization in Bankruptcy Court in October 2009 (discussed below), the Company accounted for the investment in Hallwood Energy using the equity method of accounting and recorded its pro rata share of Hallwood Energy’s net income (loss), partner capital transactions and comprehensive income (loss), as appropriate. In connection with Hallwood Energy’s bankruptcy reorganization, the Company’s general and limited partnership interests in Hallwood Energy were extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting.
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
     Contingent Commitment to Invest Additional Funds. In connection with the then ongoing efforts to complete a transaction to raise additional capital by entering into an agreement for the sale and farmout of an undivided interest in up to 33.33% of substantially all of its assets to FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc. (the “Talisman Energy Transaction”), the Company loaned Hallwood Energy $2,961,000 in May 2008. Concurrent with the completion of the Talisman Energy Transaction in June 2008, the Company entered into an equity support agreement (the “Equity Support Agreement”) with Hallwood Energy under which the Company committed, under certain conditions, to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum amount of $12,500,000. The Company contributed $2,039,000 at the completion date (for a total amount of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances under the terms of a $12,500,000 convertible subordinated note agreement that was issued by Hallwood Energy in May 2008 and underwritten by the Company. In September 2008, the Company loaned an additional $4,300,000 to Hallwood Energy under the Equity Support Agreement.
     An obligation and related additional equity loss were recorded in 2008 to the extent of the Company’s contingent commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in accordance with generally accepted accounting principles. The Equity Support Agreement terminated not later than October 2009 in connection with the confirmation of Hallwood Energy’s plan of reorganization. The Equity Support Agreement is no longer in effect, although (as previously discussed) the obligation, subject to certain defenses raised by the Company, to pay the remaining contingent commitment amount of $3,201,000 is at issue in the pending adversary proceeding against the Company. The $3,201,000 amount is included in the “Payable — Hallwood Energy matters” reported on Hallwood Group’s consolidated balance sheets.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 and 2010
(unaudited)
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
     Other. For further information on Hallwood Energy’s activities, including its bankruptcy reorganization, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2010.
Note 6 — Loans Payable
     Loans payable, all of which relate to Brookwood, at the balance sheet dates were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Working Capital Revolving Credit Facility; due January 2014	$3,000	$2,000

Current portion	—	—

Noncurrent portion	$3,000	$2,000

     Working Capital Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $25,000,000 with KeyBanc (the “Working Capital Revolving Credit Facility@). Borrowings are collateralized by all accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The interest rate was a blended rate of 1.69% and 3.02% at June 30, 2011 and December 31, 2010, respectively. The outstanding balance was $3,000,000 at June 30, 2011 and Brookwood had $21,879,000 of borrowing availability under this facility, which is net of a standby letter of credit for $121,000.
     Renewal of Credit Facility. In September 2010, Brookwood entered into an amendment of the Working Capital Revolving Credit Facility, to extend the term to January 31, 2014. The interest rate payable on the facility is dependent on the leverage ratio, as defined, and can vary from LIBOR + 1.50% — 2.00% and KeyBanc’s Base Rate, typically prime rate + 0.50% — 1.00%, at Brookwood’s option. The principal amount of $25,000,000 and the loan covenants were not changed.
     Loan Covenants. The Working Capital Revolving Credit Facility provides for a maximum total debt to tangible net worth ratio of 1.50 and a covenant that Brookwood shall maintain a quarterly minimum income before taxes of not less than one dollar. In October 2009, an additional covenant was added that provides for a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, for the trailing four quarters, of not greater than 2.00 to be calculated on a quarterly basis, commencing December 31, 2009.
     As of December 31, 2010 and for all interim periods in 2010 Brookwood was in compliance with its loan covenants. Due to a decline in military sales for the 2011 first quarter, Brookwood was unable to meet the financial covenant that requires income before taxes of at least $1 in each quarter. Brookwood’s loss before taxes for the 2011 first quarter was $299,000. Accordingly, in May 2011, Brookwood requested and received a waiver from KeyBanc for the income covenant for the 2011 first quarter. Future compliance with the covenants under its Working Capital Revolving Credit Facility depends on Brookwood’s military orders increasing from the levels in the 2010 fourth quarter and 2011 first quarter. Brookwood received an increased level of military orders in late March and into the 2011 second quarter, and reported income before taxes of $3,304,000 in the 2011 second quarter and was in compliance with its loan covenants for the 2011 second quarter.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 and 2010
(unaudited)
     Payments of Dividends. Brookwood submits a quarterly loan compliance certificate to KeyBanc and concurrently requests the bank’s consent to pay cash dividends and tax sharing payments to the Company. Brookwood paid to the Company dividends of $1,000,000 in February 2011 and May 2011. Brookwood anticipates requesting from KeyBanc the ability to borrow additional amounts from its Working Capital Revolving Credit Facility to pay cash dividends or to make advances to the Company to enable the Company to receive not only its quarterly cash dividends but an undetermined portion (in excess of the cash currently held by the Company) of its potential obligations relating to the Hallwood Energy litigation. KeyBanc has not yet agreed to allow Brookwood to borrow funds to pay any such cash dividend or other advance to the Company and has indicated that it will only agree to a limited amount to be determined depending on additional financial information to be supplied by Brookwood. If for any reason Brookwood is unable to draw upon additional borrowings under its Working Capital Credit Facility or otherwise advance funds to the Company, the Company would be required to seek alternative sources of funding. The Company has not yet determined what, if any, sources would be available to it, but will consider such alternatives as an additional or new facility or term loan and potential sales of assets or additional securities. No assurance can be given that any such additional sources of funding will be available to the Company.
     Additionally, any payment of a dividend or advance to the Company by Brookwood is dependent on a number of other factors including approval of Brookwood’s board of directors, Brookwood’s ability to meet the requirements of the Delaware corporate laws for payment of dividends, and compliance with other applicable laws and requirements. As a result, no assurance can be given that these amounts will be available when needed or required.
     Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the KeyBanc loan covenants and the other restrictions described above. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $60,519,000 and $60,596,000 as of June 30, 2011 and December 31, 2010, respectively.
Note 7 — Redeemable Preferred Stock
     The Company completed the redemption of its Series B Preferred Stock, at $4.00 per share on July 20, 2010, the mandatory redemption date, in the total amount of $1,000,000 and the Series B Preferred Stock was cancelled on the stock records of the Company.
Note 8 — Stockholders’ Equity
     Stock Options. At June 30, 2011, there were no outstanding stock options. The Company’s former stock option plan terminated in 2005 and no stock options are available for issuance.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 and 2010
(unaudited)
Note 9 — Income Taxes
     Following is a schedule of the income tax expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Federal
Current	$780	$2,447	$190	$5,005
Deferred	(2,625)	—	(2,625)	—

Sub-total	(1,845)	2,447	(2,435)	5,005

State
Current	114	282	120	595
Deferred	—	—	—	—

Sub-total	114	282	120	595

Total	$(1,731)	$2,729	$(2,315)	$5,600

     The net deferred tax asset was $3,656,000 and $1,031,000 at June 30, 2011 and December 31, 2010, respectively. The deferred tax asset at June 30, 2011 was comprised of $3,656,000 attributable to temporary differences, including $2,625,000 for a litigation reserve and $1,120,000 associated with the Company’s investment in Hallwood Energy. The deferred tax asset at December 31, 2010 was comprised of $1,031,000 attributable to temporary differences, including $1,120,000 associated with the Company’s investment in Hallwood Energy. The statutory federal tax rate in both periods was 35%, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     Hallwood Group had a federal income tax receivable of $283,000 and $473,000 at June 30, 2011 and December 31, 2010, respectively, and net state tax receivable of $624,000 and $593,000, at June 30, 2011 and December 31, 2010, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 and 2010
(unaudited)
Note 10 — Fair Value of Financial Instruments
     The following table summarizes the valuation of the Company’s financial instruments based upon the inputs used to measure fair value in the three levels of the fair value hierarchy as of June 30, 2011 and December 31, 2010.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities

•	Level 2 — Quoted prices for similar assets or liabilities in active markets or inputs that are observable

•	Level 3 — Inputs that are unobservable

	June 30, 2011
	Level 1	Level 2	Level 3
Cash Equivalents
Money market funds	$5,527	$—	$—

Marketable Securities
Short-term investments
Variable-rate demand notes	—	10	—

Total	$5,527	$10	$—

	December 31, 2010
	Level 1	Level 2	Level 3
Cash Equivalents
Money market funds	$5,250	$—	$—

Marketable Securities
Short-term investments
Variable-rate demand notes	—	7,490	—

Total	$5,250	$7,490	$—

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
Six Months Ended June 30, 2011 and 2010
(unaudited)
Note 11 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):
Supplemental schedule of non-cash investing and financing activities:

	Six Months Ended
	June 30,
Description	2011	2010
Accrued capital expenditures in accounts payable and accrued expenses:
Amount at end of period	$19	$196

Supplemental disclosures of cash payments:

Income taxes paid	$154	$4,585
Interest paid	51	94
Note 12 — Computation of Income (Loss) Per Common Share
     The following table reconciles weighted average shares outstanding from basic to diluted methods and reconciles net income (loss) used in the computation of income (loss) per share for the basic and diluted methods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Description	2011	2010	2011	2010
Weighted Average Shares Outstanding
Basic and diluted	1,525	1,525	1,525	1,525

Net Income (Loss)
Basic and diluted	$(3,527)	$4,796	$(4,523)	$10,046

     For the three months and six months ended June 30, 2011 and 2010, there were no outstanding stock options. No shares were excluded from the calculation of diluted earnings per share.
Note 13 — Related Party Transactions
     Hallwood Investments Limited. The Company has entered into a financial consulting contract with Hallwood Investments Limited (AHIL@), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000. The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services in Europe in connection with HIL’s services to the Company pursuant to the financial consulting contract and for travel and related expenses to between Europe and the Company’s locations in the United States and health insurance premiums.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 and 2010
(unaudited)
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Consulting fees	$249	$249	$498	$498
Office space and administrative services	93	57	166	130
Travel and other expenses	63	72	80	90

Total	$405	$378	$744	$718

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
     HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other offices expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended June 30, 2011 and 2010, these companies reimbursed the Company $23,000 and $26,000, respectively, for such expenses. For the six months ended June 30, 2011 and 2010, these companies reimbursed the Company $47,000 and $54,000, respectively.
Note 14 — Litigation, Contingencies and Commitments
     Reference is made to Note 16 to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
     Litigation. From time to time, the Company, its subsidiaries, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions in which it or its affiliated entities participated. The Company and its subsidiaries are involved in a number of litigation matters. As discussed below, in the Hallwood Energy litigation, the court’s proposal awarded damages of $18.7 million plus interest and attorney fees. The Company does not currently have sufficient cash, directly or through Brookwood, to make a cash payment of these amounts, if ultimately required to do so, and payment of a significant judgment based on the Proposed Findings would have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company does not believe that the results of any other litigation matters would have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has spent and will likely continue to spend significant amounts in professional fees in connection with its defense of its pending litigation matters. The Company expenses professional fees and other costs associated with litigation matters as incurred.
     In July 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that the defendants infringed five United States patents. In October 2007, The Hallwood Group Incorporated was dismissed without prejudice on stipulation from the lawsuit. Nextec later added additional patents to the lawsuit. On March 31, 2010, the Court issued its Order on various motions for summary judgment, which in part dismissed Nextec’s infringement claims as to two of the four remaining patents in the case. Brookwood then requested reconsideration of certain of the Court’s ruling with respect to the two remaining patents.. On June 8, 2010, the Court denied Brookwood’s request with respect to one of the remaining patents, but granted Brookwood leave to renew its motion for summary judgment for the second remaining patent. Brookwood filed a renewed motion for summary judgment of patent invalidity for the second remaining patent, which motion was later denied on March 8, 2011 due to a disputed issue of fact. Brookwood intends to vigorously defend against any remaining claims. Trial on this matter is currently scheduled to begin on

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 and 2010
(unaudited)
October 31, 2011. While Brookwood believes it possesses valid defenses to these claims, due to the nature of litigation, the ultimate outcome of this case is indeterminable at this time.
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
     HPI and FEI intervened in the lawsuit and filed their respective complaints in intervention. Among the arguments advanced in the complaints in intervention is that the Company’s failure to fund $3,200,000 under the Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000. FEI generally claims that, in addition to not paying the $3,200,000, the Company defrauded FEI and tortiously interfered with its rights under the Acquisition and Farmout Agreement, and it seeks approximately $38,000,000 in additional damages. In their second amended complaint, HPI and the trustee for the creditors’ trust contend that the additional damage is at least $20,000,000 because they allege that the failure of the Company to fund the $3,200,000 caused FEI to not fund $20,000,000 due under the Farmout Agreement between Hallwood Energy and FEI. HPI and the trustee also assert that the Company is liable for exemplary damages of $100,000,000 on account of its failure to fund the last $3,200,000 under the Equity Support Agreement. Also in the second amended complaint, HPI and the trustee had named as additional defendants Hallwood Family (BVI) L.P., Hallwood Investments Limited, Hallwood Company Limited, the Hallwood Trust, Hallwood Financial Limited and Brookwood Companies Incorporated contending that the additional defendants are liable to the plaintiffs under the remedy of substantive consolidation. On May 5, 2010, the Court dismissed with prejudice the substantive consolidation and abuse of the bankruptcy process claims against all parties, resulting in the Company remaining as the sole Defendant. In light of the Court’s disposition of the theories advanced in the second amended complaint, the adversary proceeding is now styled as Ray Balestri, Trustee of the Hallwood Energy I Creditors’ Trust, as successor in interest to Hallwood Energy, L.P., Plaintiffs and FEI Shale L.P. and Hall Phoenix/Inwood Ltd., Plaintiffs in Intervention vs. The Hallwood Group Incorporated, Defendant; Adversary No. 09-03082-SGJ. The parties participated in a Court-ordered mediation, held on July 8, 2010, but the parties were unable to reach a settlement of all or part of the lawsuit. The trial took place over A 13 day period from October 2010 to December 2010 and was followed up with the court’s proposed findings in July 2011.
     On July 25, 2011, the bankruptcy court issued the Proposed Findings of Fact, Conclusions of Law and Judgment Awarding Various Monetary Damages (the “Proposed Findings”) in the matter. The court proposed that the United States District Court award damages of $3,200,000 for the Company’s knowing breach of the Equity Support Agreement, to be allocated among the three plaintiffs and damages of $15,485,714 to FEI, for the Company’s tortious interference with the Farmout Agreement, and, in the alternative, for the Company’s fraud in failing to disclose to FEI that the Company did not intend to fund the remaining obligation under the Equity Support Agreement, plus in each case prejudgment and postjudgment interest and attorneys’ fees as may be requested and awarded pursuant to a subsequent motion. With respect to the issue of fraud by nondisclosure, the court proposed a finding that the Company (i) failed to disclose its belief that the Equity Support Agreement could legally be treated as terminated, (ii) failed to disclose that it had no intention to fund the final $3.2 million under the Equity Support Agreement and (iii) orchestrated a

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 and 2010
(unaudited)
misimpression that Hallwood Energy was not contemplating bankruptcy while, meanwhile, plotting Hallwood Energy’s bankruptcy and plotting how FEI’s funding could be used in a Hallwood Energy bankruptcy against FEI’s wishes. The court also proposed that HPI’s and the trustee’s claim that the Company’s failure to fund the $3,200,000 caused FEI to not fund $20,000,000 under the Farmout Agreement be rejected, and that none of the plaintiffs be awarded exemplary or punitive damages. The Proposed Findings (including the awards) are not final. Any of the parties may object to the Proposed Findings to the United States District Court, which will then review the portions to which objections have been raised on a de novo basis. The Company intends to object to the Proposed Findings and will vigorously defend against the entry of any final judgment. The Company’s board of directors has authorized the Audit Committee, consisting solely of independent directors of the Company, to investigate the facts giving rise to the Proposed Findings and various allegations that have been made arising out of the Hallwood Energy bankruptcy. In addition, the Company’s board of directors has authorized the Audit Committee to hire, at the Company’s expense, independent counsel and other advisors to assist the Audit Committee with such investigation.
     As a result of Proposed Findings, the Company believes that for accounting purposes it is probable that a liability has been incurred and that an estimate of the amount of the loss for accounting purposes may be made. Accordingly, taking into consideration available objections to the Proposed Findings, the Company has reserved $7,500,000 at June 30, 2011. This noncash, accrued reserve of $7,500,000 is reported in the Company’s balance sheet under “Hallwood Energy matters - Litigation reserve” in addition to the $3,201,000 that was previously recorded in connection with the Equity Support Agreement, for a total reserve of $10,701,000 at June 30, 2011. This reserve amount has been established in consultation with the Company’s litigation counsel in the Hallwood Energy litigation, based on their best judgment of the probabilities of success related to, among other factors, the potential objections to the Proposed Findings. However, the actual results of litigation cannot be predicted with any certainty and the amount of liability to the Company may exceed any estimates or reserves.
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
     Following a hearing on August 4, 2011, the Bankruptcy Court ordered that the two matters that were removed to that court continue to be subject to a stay prohibiting further activities in those matters, other than dismissals of any parties, and that various parties, including the Company and its directors, HPI, FEI Shale, Hallwood Energy, Hallwood Energy’s former counsel, and Hallwood Energy’s former directors, participate in a series of mediations to take place in September and October 2011.
     The allegations in these two later actions involve different actions and different time periods and allege different causes of action than those involved in the Proposed Findings. The Company is unable to estimate a possible loss, if any, in these two actions.
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
Six Months Ended June 30, 2011 and 2010
(unaudited)
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
     From time to time Brookwood and its subsidiaries have paid fines or penalties for alleged failure to comply with certain environmental requirements, which did not exceed $100,000 in the aggregate during the three years ended December 31, 2010 and the six months ended June 30, 2011. In addition, Brookwood and its subsidiaries have entered into various settlements and agreements with the regulatory authorities requiring the companies to perform certain tests, undertake certain studies, and install remedial facilities. Brookwood and its subsidiaries incurred capital expenditures to comply with environmental regulations of approximately $488,000 in the year ended December 31, 2010 and $79,000 during the six months ended June 30, 2011. In addition, Brookwood and its subsidiaries regularly incur expenses associated with various studies and tests to monitor and maintain compliance with diverse environmental requirements.
     Other Contingencies. In May 2009, one of Brookwood’s suppliers advised Brookwood that shipments to Brookwood during the period from September 2008 to April 2009 of a quantity of greige fabric from the supplier incorporated some fiber that was not of domestic origin in some yarn from the vendor. The fabric in question was ordered to fill contracts in support of the United States military, was required to be domestic and is subject to the preference for domestic source required flow down provisions of the Department of Defense Supplement to the Federal Acquisition Regulations implementing the provisions of 10 USC 2533a. Brookwood’s suppliers have advised that the greige fabric containing the non-compliant yarn was supplied inadvertently to Brookwood in limited quantity. Brookwood has determined that this yarn affects two of their greige products. Brookwood advised its affected

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 and 2010
(unaudited)
customers and the United States military of this circumstance. Brookwood resolved the issue with respect to one of the products and received payment at full value in 2009. Additionally, resolution on the second product with one of the procurement entities was achieved in July 2010 and Brookwood received payment at full value of $3,242,000 in October 2010. Although Brookwood is continuing efforts to structure a resolution with the final procurement entity, Brookwood has communicated to its supplier regarding satisfaction of the unpaid receivable. Brookwood believes it is likely to collect the remaining amount due. The trade receivable balance at June 30, 2011 and December 31, 2010 includes $1,639,000.
Note 15 — Segments and Related Information
     The following represents Hallwood Group’s reportable segment operations for the three months and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Textile
	Products	Other	Consolidated
Three months ended June 30, 2011
Total revenue from external sources	$36,699		$36,699

Operating income (loss)	$3,316	$(8,564)	$(5,248)
Other income (loss), net	(11)	1	(10)

Income (loss) before income taxes	$3,305	$(8,563)	$(5,258)

Three months ended June 30, 2010
Total revenue from external sources	$47,927		$47,927

Operating income (loss)	$8,975	$(1,398)	$7,577
Other income (loss), net	(57)	5	(52)

Income (loss) before income taxes	$8,918	$(1,393)	$7,525

Six months ended June 30, 2011
Total revenue from external sources	$63,468		$63,468

Operating income (loss)	$3,027	$(9,846)	$(6,819)
Other income (loss), net	(22)	3	(19)

Income (loss) before income taxes	$3,005	$(9,843)	$(6,838)

Six months ended June 30, 2010
Total revenue from external sources	$95,077		$95,077

Operating income (loss)	$19,001	$(3,243)	$15,758
Other income (loss), net	(118)	6	(112)

Income (loss) before income taxes	$18,883	$(3,237)	$15,646

     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The total assets for Hallwood Group’s operating segments have not materially changed since the Company’s annual report on Form 10-K for the year ended December 31, 2010.
Note 16 — Subsequent Events
     In connection with the Hallwood Energy litigation matters discussed in Note 14, on July 25, 2011, the Court issued the Proposed Findings in the Adversary proceeding. Information contained in the Proposed Findings has been reflected in the results and disclosures reported in this quarterly report on Form 10-Q.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     General. The Hallwood Group Incorporated (the “Company”) operates as a holding company with its principal business in the textile products industry.
     Textile Products. In 2010 and 2011, the Company derived all of its operating revenues from the textile activities of its Brookwood Companies Incorporated (“Brookwood”) subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, costs, availability of supplies, its response to competition and its ability to generate new markets and. Although the textile activities of the Company and its subsidiaries (collectively, the “Hallwood Group”) have generated positive cash flow in recent years, there is no assurance that this trend will continue.
     While Brookwood has enjoyed substantial revenues from its military business, there is no assurance that this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $20,235,000 and $30,411,000 for the 2011 second quarter and six month periods, respectively, were 42.7% and 56.5% lower than the comparable periods in 2010 of $35,293,000 and $69,950,000. Orders for military goods in the 2010 fourth quarter and 2011 first quarter declined significantly, which affected the 2011 first quarter military sales. Brookwood received an increased level of military orders in late March and into the 2011 second quarter, that have been and will be processed in 2011, however, not to the same level as the first half of 2010.
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
     Brookwood continues to identify new market niches intended to replace sales lost to imports. In addition to its existing products and proprietary technologies, Brookwood has developed advanced breathable, waterproof laminates and other materials, which have been well received by its customers. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan. The ongoing success of Brookwood is contingent on its ability to maintain its level of military business and adapt to the global textile industry. There can be no assurance that the positive results of the past can be sustained or that competitors will not aggressively seek to replace products developed by Brookwood.
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
     Investments in Financial Instruments. In the 2011 first quarter, the Company opened an investment account with UBS AG, a global financial services firm, and disclosed that it intended to transfer a significant portion of the cash it holds from time to time to the UBS account to be placed in various financial instruments and may borrow additional amounts from UBS to invest. As of August 15, 2011, no funds have been transferred into the UBS account. In connection with the litigation matters of Hallwood Energy, L.P. (“Hallwood Energy”) discussed in Note 14, on July 25, 2011, the Court issued the Proposed Findings of Fact, Conclusions of Law and Judgment Awarding Various Monetary Damages (the “Proposed Findings”) in the Adversary proceeding. The Court proposed damage

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
awards plus interest and attorney fees. The Company intends to object to the Proposed Findings and will vigorously defend against the entry of any final judgment. Until this matter is concluded, the Company does not intend to pursue its previously announced intention to transfer funds into the UBS account.
     The Company intended to place the amounts in the UBS account in various instruments, including equity and debt that is publicly traded or is issued by United States and foreign publicly traded companies, financial institutions, mutual funds and exchange traded funds. The Company does not intend to invest in instruments for which there is not a public market or not issued by publicly traded companies, financial institutions, mutual funds or exchange traded funds. The amounts invested will at all times remain in the Company’s investment account and under its control, and will be invested for its own account.
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
     As noted above, until the Hallwood Energy litigation matter is concluded, the Company does not intend to pursue its previously announced intention to transfer funds into the UBS account.
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
     Results of Operations
     The Company reported a net loss for the 2011 second quarter of $3,527,000, compared to net income of $4,796,000 in 2010. Revenue for the 2011 second quarter was $36,699,000, compared to $47,927,000 in 2010.
     The net loss for the 2011 six month period was $4,523,000, compared to net income of $10,046,000 in 2010. Revenue for the 2011 six month period was $63,468,000, compared to $95,077,000 in 2010.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Revenues
     Textile products sales of $36,699,000 decreased by $11,228,000, or 23.4%, in the 2011 second quarter, compared to $47,927,000 in 2010. Sales for the 2011 six month period decreased by $31,609,000, or 33.2%, to $63,468,000, compared to $95,077,000 in 2010. The decreases in the 2011 periods were principally due to a decrease in sales of specialty fabric to U.S. military contractors as a result of decreases in orders from the military to Brookwood’s customers, partially offset by increased sales in its other market segments. Military sales accounted for $20,235,000 and $30,411,000 in the 2011 second quarter and six month periods, respectively, compared to $35,293,000 and $69,950,000 in 2010. The military sales represented 55.1% and 73.6% of Brookwood’s net sales in the 2011 and 2010 second quarters, respectively, and 47.9% and 73.6% in the 2011 and 2010 six month periods, respectively.
     Sales Concentration. Brookwood has two customers who accounted for more than 10% of Brookwood’s sales. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during both the 2011 and 2010 periods. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $6,105,000 and $6,395,000 in the 2011 second quarter and six month periods, respectively, compared to $16,592,000 and $35,769,000 in 2010. Sales to Tennier represented 16.6% and 34.6% of Brookwood’s net sales in the 2011 and 2010 second quarters, respectively, and 10.1% and 37.6% in the 2011 and 2010 six month periods, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales during both 2011 and 2010 periods. Brookwood’s relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $1,092,000 and $1,092,000 in the 2011 second quarter and six month periods, respectively, compared to $4,448,000 and $10,079,000 in 2010. Sales to ORC represented 3.0% and 9.3% of Brookwood’s net sales in the 2011 and 2010 second quarters, respectively, and 1.7% and 10.6% in the 2011 and 2010 six month periods, respectively.
     Orders for military goods in the 2010 fourth quarter and 2011 first quarter declined significantly, which affected the 2011 first quarter military sales. Brookwood received an increased level of military orders in late March and into the 2011 second quarter, that have been and will be processed in 2011, however, not to the same level as the first half of 2010.
     Expenses
     Textile products cost of sales of $29,116,000 for the 2011 second quarter decreased by $5,077,000, or 14.8%, compared to $34,193,000 in 2010. For the six month periods, textile products cost of sales of $52,310,000 for 2011 decreased by $14,556,000, or 21.8%, compared to $66,866,000 in 2010. The 2011 decreases principally resulted from material and labor costs associated with the lower sales volume, and from changes in product mix, offset by an increase in royalty expense related to certain military products. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, royalties, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
     The gross profit margin decreased for the 2011 second quarter, 20.7% versus 28.7%, and for the 2011 six month period, 17.6% versus 29.7%. The lower gross profit margin was attributed to lower sales volume and changes in product mix.
     Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Textile products	$4,268	$4,759	$8,131	$9,210
Corporate	1,063	1,398	2,346	3,243

Total	$5,331	$6,157	$10,477	$12,453

     Textile products administrative and selling expenses of $4,268,000 for the 2011 second quarter decreased by $491,000, or 10.3%, from 2010. For the 2011 six months, selling and administrative expenses decreased by $1,079,000, or 11.7%, compared to 2010. The decrease for the 2011 second quarter from the 2010 quarter was primarily attributable to a decrease of $445,000 related to performance and other related payroll costs, a $150,000 insurance recovery on the business interruption coverage related to the March 2010 flood at the Kenyon plant, $178,000 of royalty costs in 2010 reported as cost of sales in subsequent periods and reduced factor commissions of

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$65,000, partially offset by an increase in professional services of $513,000, principally legal fees. The decrease for the 2011 six month period was primarily attributable to a decrease in employee related expenses of $148,000, a decrease of $595,000 related to performance and other related payroll costs, royalty costs of $178,000 in 2010 and reduced factor commissions of $193,000, and was partially offset by an increase in professional services of $106,000, principally legal fees.
     The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, factor commissions, marketing, rent, insurance and travel. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $196,000 and $336,000 for the three months and six months ended June 30, 2011 compared to $275,000 and $433,000 for the three months and six months ended June 30, 2010, respectively.
     Corporate administrative expenses decreased $335,000, or 24.0%, for the 2011 second quarter, compared to 2010. For the 2011 six months, corporate expenses decreased $897,000, or 27.7%, compared to 2010. The decreases were principally attributable to a decrease in professional fees of $369,000 for the 2011 three month period and $987,000 for the 2011 six month period, respectively. The decline in professional fees principally attributable to the December 2010 conclusion of the trial in the Adversary proceeding and the reimbursement of previously expensed legal fees from the insurance carrier for the Company’s directors’ and officers’ liability insurance policy for costs related to the Hallwood Energy litigation matters.
     In connection with the Hallwood Energy litigation matters discussed in Note 14, on July 25, 2011, the bankruptcy court issued Proposed Findings in the Adversary proceedings. The court proposed that the United States District Court award damages against the Company totaling approximately $18,700,000 plus prejudgment and post judgment interest and attorneys’ fees as may be requested and awarded pursuant to a subsequent motion. The Proposed Findings (including the awards) are not final. The Company intends to object to the Proposed Findings and will vigorously defend against the entry of any final judgment.
     As a result of the Proposed Findings, the Company believes that for accounting purposes it is probable that a liability has been incurred and that an estimate of the amount of the loss for accounting purposes may be made. Accordingly, taking into consideration available objections to the Proposed Findings, the Company has reserved $7,500,000 at June 30, 2011. This noncash, accrued reserve of $7,500,000 is reported in the Company’s balance sheet under “Hallwood Energy matters - Litigation reserve”, in addition to the $3,201,000 that was previously recorded in connection with the Equity Support Agreement, for a total reserve of $10,701,000 at June 30, 2011. This reserve amount has been established in consultation with the Company’s litigation counsel in the Hallwood Energy litigation, based on their best judgment of the probabilities of success related to, among other factors, the potential objections to the Proposed Findings. However, the actual results of litigation cannot be predicted with any certainty and the amount of liability to the Company may exceed any estimates or reserves.
     Other Income (Loss)
     Interest expense was $23,000 and $49,000 in the 2011 second quarter and six month periods, respectively, compared to $57,000 and $118,000 in the 2010 periods. Interest expense principally relates to Brookwood’s revolving credit facility in an amount up to $25,000,000 with KeyBanc (the “Working Capital Revolving Credit Facility”). The decreases in interest expense were due to a decline in the average outstanding loan amount and lower interest rates.
     Interest and other income was $13,000 and $30,000 in the 2011 second quarter and six month periods, respectively, compared to $5,000 and $6,000 in 2010. The 2011 increases were principally due to interest earned on short-term investments.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Income Taxes
     Following is a schedule of income tax expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Federal
Current	$780	$2,447	$190	$5,005
Deferred	(2,625)	—	(2,625)	—

Sub-total	(1,845)	2,447	(2,435)	5,005

State
Current	114	282	120	595
Deferred	—	—	—	—

Sub-total	114	282	120	595

Total	$(1,731)	$2,729	$(2,315)	$5,600

     At June 30, 2011, the net deferred tax asset was attributable to temporary differences that upon reversal, could be utilized to offset income from operations. The statutory federal tax rate in both periods was 35%, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
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
     In one of these matters, the court has issued the Proposed Findings proposing that damages be awarded against the Company totaling approximately $18.7 million plus prejudgment and postjudgment interest and attorney’s fees as may be requested and awarded pursuant to a subsequent motion. The Proposed Findings (including the awards) are not final. As a result of the Proposed Findings, the Company has reserved $7.5 million on its balance sheet as a noncash accrual under Hallwood Energy matters — Litigation Reserve, in addition to the $3.2 million that was previously recorded in connection with the Equity Support Agreement.
     Critical Accounting Policies
     There have been no changes to the critical accounting policies identified and set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
     Related Party Transactions
     Hallwood Investments Limited. The Company has entered into a financial consulting contract with Hallwood Investments Limited (AHIL@), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000. The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services in Europe in connection with HIL’s services to the Company pursuant to the financial consulting contract and for travel and related expenses between Europe and the Company’s locations in the United States and health insurance premiums.
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Consulting fees	$249	$249	$498	$498
Office space and administrative services	93	57	166	130
Travel and other expenses	63	72	80	90

Total	$405	$378	$744	$718

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
     HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended June 30, 2011 and 2010, these companies reimbursed the Company $23,000 and $26,000, respectively, for such expenses. For the six months ended June 30, 2011 and 2010, these companies reimbursed the Company $47,000 and $54,000, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of June 30, 2011 (in thousands):

	Payments Due During the Year Ending December 31,
	2011*	2012	2013	2014	2015	Thereafter	Total
Contractual Obligations
Long term debt	$—	$—	$—	$3,000	$—	$—	$3,000
Operating leases	373	677	443	364	364	212	2,433

Total	$373	$677	$443	$3,364	$364	$212	$5,433

*	For the six months ending December 31, 2011.
     Interest costs associated with the Company’s debt, which bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the renewal of the revolving credit facility at its loan balance as of June 30, 2011, are $25,000 for the six months ending December 31, 2011 and $51,000 for each the years ending December 31, 2012 through December 31, 2015, respectively.
     Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,956,000 at June 30, 2011). The base amount will fluctuate in accordance with a formula that increases by the annual amount of the dividend on the preferred stock accrued, currently $1,823,000, and decreases by the amount of the cash dividends actually paid. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.
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
     Financial Covenants
     The principal ratios required to be maintained under Brookwood’s Working Capital Revolving Credit Facility for the last four quarters are provided below:

		Quarters Ended
		June 30,	March 31,	December 31,	September 30,
Description	Requirement	2011	2011	2010	2010
Total debt to tangible net worth	must be less than ratio of 1.50	0.31	0.29	0.29	0.37
Total funded debt to EBITDA	must be less than ratio of 2.00	0.28	0.12	0.07	0.08
Income before income taxes	must exceed $1	Yes	No	Yes	Yes
     Brookwood was in compliance with its loan covenants under the Working Capital Revolving Credit Facility as of December 31, 2010 and all interim periods in 2010.
     Due to a decline in military sales for the 2011 first quarter, Brookwood was unable to meet the financial covenant that requires income before taxes of at least $1 in each quarter. Brookwood’s loss before taxes for the 2011 first quarter was $299,000. Accordingly, in May 2011, Brookwood requested and received a waiver from KeyBanc for the income covenant for the 2011 first quarter. Future compliance with the covenants under its Working Capital Revolving Credit Facility depends on Brookwood’s military orders increasing from the levels in the 2010 fourth quarter and 2011 first quarter. Brookwood received an increased level of military orders in late March and into the 2011 second quarter and reported income before taxes of $3,304,000 in the 2011 second quarter and was in compliance with its loan covenants for the 2011 second quarter.
     Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the loan covenants in the Working Capital Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $60,519,000 and $60,596,000 as of June 30, 2011 and December 31, 2010, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Liquidity and Capital Resources
     General. The Company, through its Brookwood subsidiary, principally operates in the textile products segment. The Hallwood Group’s cash position decreased by $1,229,000 during the 2011 six month period to $9,930,000 as of June 30, 2011. The principal sources of cash in the 2011 six month period were $7,480,000 of proceeds from the redemption of short-term investments and $1,000,000 of additional bank borrowings. The primary uses of cash were $8,627,000 used in operations (principally an increase in inventories) and $1,082,000 for property, plant and equipment, principally at Brookwood. The amount outstanding under the Working Capital Revolving Credit Facility was increased to $3,000,000 at June 30, 2011.
     The Company is dependent on fees, dividends and advances from Brookwood for its liquidity requirements. Brookwood’s ability to generate cash flow from operations will depend on its future performance, including the level and timing of military sales, and its ability to successfully implement business and growth strategies.
     Textiles. Hallwood Group’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the military, consumer, industrial and medical markets. Brookwood maintains a $25,000,000 Working Capital Revolving Credit Facility with KeyBanc. The facility has a maturity date of January 31, 2014. At June 30, 2011, Brookwood had approximately $21,879,000 of unused borrowing capacity on its Working Capital Revolving Credit Facility.
     Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval. Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of August 15, 2011, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.
     Brookwood paid cash dividends to the Company of $2,000,000 and $2,000,000 in the 2011 and 2010 six month periods, respectively and $4,000,000 for all of 2010. In addition, Brookwood made tax sharing payments to the Company of $2,056,000 and $5,939,000 in the 2011 and 2010 six month periods, respectively, and $10,434,000 for all of 2010 under its tax sharing agreement. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued profitability and compliance with its loan covenants contained in the Working Capital Revolving Credit Facility. Brookwood’s total debt to total tangible net worth ratio of 0.31 at June 30, 2011 increased slightly from 0.29 at December 31, 2010, which was substantially below the maximum allowable ratio of 1.50. Brookwood’s total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, for the trailing four quarters, was 0.28 and 0.07 at June 30, 2011 and December 31, 2010, respectively, which was substantially below the maximum allowable ratio of 2.0. Due to a decline in military sales for the 2011 first quarter, Brookwood was unable to meet the financial covenant that requires income before taxes of at least $1 in each quarter. Brookwood’s loss before taxes for the 2011 first quarter was $299,000. Accordingly, in May 2011 Brookwood requested and received a waiver from KeyBanc for the income covenant. Future compliance with the covenants under its Working Capital Revolving Credit Facility depends on Brookwood’s military orders increasing from the levels in the 2010 fourth quarter and 2011 first quarter. Brookwood noted an increased level of military orders in late March and into the 2011 second quarter and Brookwood reported income before taxes of $3,304,000 in the 2011 second quarter and was in compliance with its loan covenants for the 2011 second quarter.
     Brookwood continuously evaluates opportunities to reduce production costs and expand its manufacturing capacity and portfolio of products. Accordingly, Brookwood incurs capital expenditures to pursue such opportunities, as well as for environmental and safety compliance, building upgrades, energy efficiencies, and various strategic objectives. In the 2011 six month period and for all of 2010, Brookwood met its capital expenditure and equipment maintenance requirements from its operating cash flows and availability under its Working Capital Revolving Credit Facility. There were no material capital commitments as of June 30, 2011. It is anticipated that Brookwood’s future capital expenditure projects will be funded from operations and, if necessary, availability under its Working Capital Revolving Credit Facility. Brookwood estimates its 2011 capital expenditures will be within a range of $3,000,000 to $4,000,000.
     Impact of Litigation on the Company’s Liquidity. The Company and its subsidiaries are involved in a number of litigation matters, as described in Note 14 to the Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2011 and 2010 included in Part 1 of this report and the court in the Hallwood Energy litigation has issued the Proposed Findings proposing that damages be awarded against Hallwood Group totaling approximately $18.7 million plus prejudgment and postjudgment interest and attorneys’ fees as may be requested and awarded pursuant to a subsequent motion. The Proposed Findings (including the awards) are not final. The Company intends to object to the Proposed Findings and will vigorously defend against the entry of any final judgment.
     The Company does not currently have sufficient cash, directly or through Brookwood, to pay the amount of the damages proposed in the Proposed Findings. Payment of a significant judgment based on the Proposed Findings, if ultimately required to do so, would have a

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
material adverse effect on the Company, its financial position, results of operation and cash flows. The Company’s ability to meet in cash a final judgment arising out of the Proposed Findings, including any requirement to post any supersedeas bond to appeal any such judgment or any agreed to cash settlement, would be dependent on the Company’s then available cash (approximately $6.6 million at June 30, 2011) and its ability to receive cash dividends or other advances from Brookwood. To pay any such cash dividends or advances to the Company, Brookwood has indicated that it will (as required pursuant to the terms thereof) request its lender, KeyBanc, to approve additional borrowings under its Working Capital Credit Facility. The Working Capital Credit Facility provides for aggregate borrowings of up to $25 million, of which approximately $2,121,000 was utilized at July 31, 2011. KeyBanc has not yet agreed to allow Brookwood to pay any such cash dividend or other advance to the Company and has indicated that it will only agree to a limited amount to be determined depending on additional financial information to be supplied by Brookwood. If for any reason Brookwood is unable to draw upon additional borrowings under its Working Capital Credit Facility, the Company would be required to seek alternative sources of funding. The Company has not yet determined what, if any, sources would be available to it, but will consider such alternatives as an additional or new facility or term loan and potential sales of assets or additional securities. No assurance can be given that any such additional sources of funding will be available to the Company.
     Additionally any payment of a dividend or advance by Brookwood to the Company is dependent on a number of other factors including approval of Brookwood’s board of directors, Brookwood’s ability to meet the requirements of the Delaware corporate laws for payment of dividends, and compliance with other applicable laws and requirements. As a result, no assurance can be given that these amounts will be available when needed or required. In addition, the Company has spent and will likely continue to spend significant amounts in professional fees in connection with its defense of its pending litigation matters. The Company expenses professional fees and other costs associated with litigation matters as incurred.
     Investments in Financial Instruments. In the 2011 first quarter, the Company opened an investment account with UBS and disclosed that it intended to transfer a significant portion of the cash it holds from time to time to the UBS account to be placed in various financial instruments and may borrow additional amounts from UBS to invest. As of August 15, 2011, no funds have been transferred into the UBS account. The Company’s ability to transfer funds to the UBS account will also depend in part on the availability of dividends and advances from Brookwood. Given the potential requirements necessary in connection with the Hallwood Energy litigation matter described above, the Company does not intend to pursue its previously announced intention to transfer funds into the UBS account.
     Forward-Looking Statements
     In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this quarterly report on Form 10-Q relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in the Company’s annual report on Form 10-K for the year ended December 31, 2010 in Item 1A — Risk Factors and in this quarterly report on Form 10-Q for the quarterly period ended June 30, 2011 in Part II — Item 1A — Risk Factors. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
     Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures.
     We performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a — 15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Exchange Act, as amended, was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting.
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item
1	Legal Proceedings

Reference is made to Note 14 to the Company’s condensed consolidated financial statements included within this quarterly report on Form 10-Q.

1A	Risk Factors

Litigation and costs related thereto may adversely affect the Company’s financial position, results of operations and cash flows. The Company and its executive officers are involved in a number of litigation matters, as described in Note 14 to the Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2011 and 2010 included in Part 1 of this report and the court in the Hallwood Energy litigation has issued the Proposed Findings proposing that damages be awarded against the Company totaling approximately $18.7 million plus prejudgment and postjudgment interest and attorneys’ fees as may be requested and awarded pursuant to a subsequent motion. The Proposed Findings (including the awards) are not final. The Company intends to object to the Proposed Findings and will vigorously defend against the entry of any final judgment. The Company does not currently have sufficient cash, directly or through Brookwood, to pay the amount of the damages proposed in the Proposed Findings. Payment of a significant judgment based on the Proposed Findings, if ultimately required to do so, would have a material adverse effect on the Company, its financial position, results of operation and cash flows. The Company’s ability to meet in cash a final judgment arising out of the Proposed Findings, including any requirement to post any supersedeas bond to appeal any such judgment or any agreed to cash settlement, would be dependent on the Company’s then available cash (approximately $6.6 million at June 30, 2011) and its ability to receive cash dividends or other advances from Brookwood. To pay any such cash dividends or advances to the Company, Brookwood has indicated that it will (as required pursuant to the terms thereof) request KeyBanc to approve additional borrowings under its Working Capital Credit Facility. The Working Capital Credit Facility provides for aggregate borrowings of up to $25 million, of which approximately $2,121,000 was utilized at July 31, 2011. KeyBanc has not yet agreed to allow Brookwood to borrow funds to pay any such cash dividend or other advance to the Company and has indicated that it will only agree to a limited amount to be determined depending on additional financial information to be supplied by Brookwood. If for any reason Brookwood is unable to draw upon additional borrowings under its Working Capital Credit Facility, the Company would be required to seek alternative sources of funding. The Company has not yet determined what, if any, sources would be available to it, but will consider such alternatives as an additional or new facility or term loan and potential sales of assets or additional securities. No assurance can be given that any such additional sources of funding will be available to the Company.

Additionally, any payment of a dividend or advance to the Company by Brookwood is dependent on a number of other factors including approval of Brookwood’s board of directors, Brookwood’s ability to meet the requirements of the Delaware corporate laws for payment of dividends, and compliance with other applicable laws and requirements. As a result, no assurance can be given that these amounts will be available when needed or required.

Although the Company does not believe that the results of the other litigation matters, other than the Hallwood Energy litigation matter, are likely to have a material adverse effect on its financial position, results of operations or cash flows, it is possible that any of the litigation matters, including the other matters that have been stayed as part of the Hallwood Energy bankruptcy proceedings, could result in material liability to the Company. In addition, the Company’s insurance carrier has reimbursed the Company for certain legal fees and other associated costs relating to the defense of certain of these Hallwood Energy litigation matters under a reservation of rights. No assurance can be given that the insurance carrier will continue to reimburse the Company or contribute toward a judgment arising therefrom. As a result, significant additional costs may be incurred by the Company. See Note 14 to the Company’s condensed consolidated financial statements included with this quarterly report on Form 10-Q.

2	Unregistered Sales of Equity Securities and Use of Proceeds	None

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
PART II — OTHER INFORMATION (continued)

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

THE HALLWOOD GROUP INCORPORATED
Dated: August 16, 2011	By:	/s/ Richard Kelley
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