Form 10-K
period 2011-12-31
Hallwood Group Inc
filed 2012-04-02
CIK 355766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                     to

Commission file number: 1-8303

The Hallwood Group Incorporated

(Exact name of registrant as specified in its charter)

Delaware	51-0261339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3710 Rawlins, Suite 1500, Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)

214-528-5588

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock ($0.10 par value)	NYSE Amex

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the     Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in, definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The aggregate market value of the Common Stock, held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $19.00 per share on the NYSE Amex, was $9,751,000.

1,525,166 shares of Common Stock were outstanding at March 26, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company.

THE HALLWOOD GROUP INCORPORATED

FORM 10-K

Forward-Looking Statements

In the interest of providing stockholders with certain information regarding the Company and its subsidiaries’ future plans and operations, certain statements set forth in this report on Form 10-K relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in Item 1A.- Risk Factors to this report on Form 10-K. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

PART I

Item 1.	Business

The Hallwood Group Incorporated (the “Company”) (NYSE Amex: HWG) was incorporated in Delaware in 1981 and operates as a holding company. The Company operates its principal business in the textile products industry through its wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Information contained herein includes references to the Company and its subsidiaries (collectively, the “Hallwood Group”).

Textile Products. Textile products operations are conducted through Brookwood. Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

Organization. Brookwood principally operates as a converter, finisher and laminator in the textile industry, which processes fabrics at its plants, located in Rhode Island and Connecticut, or by contracting with independent finishers. Brookwood is one of the largest coaters of woven nylons in the United States of America. Brookwood is known for its extensive, in-house expertise in high-tech fabric development and is a major supplier of specialty fabric to U.S. military contractors. Brookwood produces fabrics that meet standards and specifications set by both government and private industry, which are used by military, consumer and industrial customers. Brookwood has two principal subsidiaries at December 31, 2011:

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

Brookwood generally maintains relationships with a limited number of suppliers, however, Brookwood believes that these raw materials are available from alternative suppliers if a supplier cannot meet Brookwood’s requirements. Some of Brookwood’s significant suppliers include General Electric, Milliken & Company, Precision Fabrics Group, Inc., and Schneider Mills, Inc.

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

Patents and Trademarks. Brookwood has and continues to obtain various patents and trademarks. Brookwood has ongoing programs of research and development in all of its divisions adequate to maintain the exploration, development and production of innovative products and technologies.

New Revolving Credit Facility entered into in March 2012. On March 30, 2012, Brookwood and its subsidiaries entered into a loan agreement by and among Brookwood, its subsidiaries and Branch Banking and Trust Company (“BB&T”) (the “New Revolving Credit Facility”). The New Revolving Credit Facility replaces Brookwood’s previous revolving credit facility with KeyBanc (the “Working Capital Revolving Credit Facility”).

The New Revolving Credit Facility provides for borrowings of up to $25,000,000 and is secured by a first lien on substantially all of the assets of Brookwood. The New Revolving Credit Facility has a maturity date of March 30, 2014. On April 2, 2012, Brookwood borrowed $2,000,000 under this new facility to repay outstanding amounts due under Brookwood’s former Working Capital Revolving Credit Facility.

The interest rate payable on the New Revolving Credit Facility is dependent on a leverage ratio, as defined, and can vary from LIBOR plus 1.00% to 2.00%. If BB&T is not a primary factor of Brookwood, then the interest rates will be increased by 0.40%.

The terms of the New Revolving Credit Facility provide that the facility may be used for refinancing existing indebtedness, providing for working capital and financing on-going capital expenditures.

The New Revolving Credit Facility contains customary representations, warranties and affirmative covenants on behalf of Brookwood and also contains negative covenants that, among other things, prohibit Brookwood from, without obtaining prior BB&T written consent and with certain exceptions: (i) permitting liens (other than customary liens) to exist on any of its properties; (ii) incurring other debt other than accounts payable to trade creditors incurred in the ordinary course of business and factors; (iii) making capital expenditures in excess of $5,000,000 in any year; (iv) purchasing substantially all the assets of another entity; (v) entering into new leases except operating leases for machinery and equipment that do not in the aggregate require payments in excess of $250,000 in any year and real estate leases in the ordinary course of business; (vi) paying dividends, or acquiring any of its stock, other than (a) annual payments to the Company for tax sharing obligations, and (b) annual discretionary dividends to the Company not to exceed 50% of Brookwood’s net income for such year; (vii) making loans or advances to, or guaranties for the benefit of, any person; and (viii) disposing of its assets or properties except in the ordinary course of its business.

The loan agreement also requires Brookwood to satisfy certain financial covenants on the last day of each fiscal quarter, including maintaining:

(i)	a ratio of total current assets to the sum of total current liabilities and the outstanding loan balance of not less than 1.40 to 1.00.

(ii)	a ratio of total liabilities to tangible net worth of not greater than 1.50 to 1.00. Tangible net worth is defined as net worth, plus obligations contractually subordinated to debts owed to BB&T, minus goodwill, contract rights, and assets representing claims on stockholders or affiliated entities.

(iii)	a ratio of funded debt (as defined) to EBITDA (earnings before interest, taxes, depreciation and amortization) for the trailing four quarters of not greater than 2.75 to 1.00.

For the three years ended December 31, 2011, textile products operations accounted for all of Hallwood Group’s operating revenues. For details regarding revenue, profit and total assets, see Note 17 to the Company’s consolidated financial statements.

Energy. The Company’s prior investment in the energy segment was held through its ownership interest in Hallwood Energy, L.P. (“Hallwood Energy”) and Hallwood Energy Management, LLC, its general partner (“HEM”). Hallwood Energy was a privately held independent oil and gas limited partnership that operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. The Company accounted for the investment in Hallwood Energy using the equity method of accounting, recording its pro rata share of Hallwood Energy’s net income (loss), partners’ capital transactions and comprehensive income (loss), as appropriate.

Bankruptcy Reorganization by Hallwood Energy. In March 2009, Hallwood Energy, HEM and Hallwood Energy’s subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or Brookwood. In October 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors.

Litigation. As further discussed in Item 3. Legal Proceedings, in connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. One of the lawsuits involved an acquisition and farmout agreement entered into between Hallwood Energy and FEI Shale, L.P., a subsidiary of Talisman Energy, Inc. in June 2008 and a related equity support agreement executed by the Company (the “Adversary Proceeding”). The court in the Adversary Proceeding has issued Proposed Findings (as hereinafter defined) setting forth damages totaling approximately $18,700,000, plus prejudgment and postjudgment interest and attorneys’ fees as may be requested and awarded pursuant to a subsequent motion. Certain other lawsuits have been settled.

Refer also to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments in Hallwood Energy” for a further discussion of the Company’s former energy investment, including the Adversary Proceeding.

Investments in Financial Instruments. In the 2011 first quarter, the Company opened an investment account with UBS AG, a global financial services firm, and disclosed that it intended to transfer a significant portion of the cash it holds from time to time to the UBS account to be placed in various financial instruments and may borrow additional amounts from UBS to invest on a leveraged basis. As of March 30, 2012, no funds have been transferred into the UBS account. Because of the current pending Adversary Proceeding, the Company does not currently intend to transfer funds into the UBS account, but may reconsider this matter after the Adversary Proceeding is concluded.

Segment and Related Information. For details regarding revenue, profit (loss) and total assets, see Note 17 to the Company’s consolidated financial statements.

Number of Employees

The Company and its wholly owned Brookwood subsidiary had 458 and 470 employees as of February 28, 2012 and 2011, respectively, comprised as follows:

	February 28,
	2012	2011
Company	7	7
Brookwood	451	463

Total	458	470

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

Executive Officers of the Company

In addition to Anthony J. Gumbiner, age 67, who serves as Director, Chairman and Chief Executive Officer of the Company (see Item 10), the following individuals also serve as executive officers:

William L. Guzzetti, age 68, has served as President and Chief Operating Officer of the Company since March 2005 and as Executive Vice President from October 1989 to March 2005. He also served as President, Chief Operating Officer and a Director of HEM, the general partner of Hallwood Energy, and each of the former energy affiliates from their inception until June 2009. HEM, Hallwood Energy and its subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code on March 1, 2009. Mr. Guzzetti had served as President, Chief Operating Officer and a Director of Hallwood Energy Corporation, formerly based in Denver, Colorado and sold in May 2001, from December 1998 until May 2001 and of its predecessors since 1985. From 1990 until its sale in 2004, Mr. Guzzetti served as President, Chief Operating Officer and a Director of Hallwood Realty, LLC (“Hallwood Realty”) and Hallwood Commercial Real Estate, LLC, respectively. He had served as the President and a director of Hallwood Energy Corporation, formerly based in Cleburne, Texas and sold in December 2004, from December 2002 until December 2004. He is a member of the Florida Bar and the State Bar of Texas.

Richard Kelley, age 51, assumed the positions of Vice President, Chief Financial Officer and Secretary of the Company, in December 2008. Mr. Kelley has been with the Company, or one of the Company’s affiliates, since 1985. Prior to his appointment, Mr. Kelley served as the Company’s Director of Human Resources since July 2004. He served as the Manager of Financial & SEC Reporting for Hallwood Realty from May 1990 to July 2004. Mr. Kelley served as the Financial Reporting Accountant from June 1985 to March 1987 and as the Manager of Financial & SEC Reporting from March 1987 to May 1990 for Hallwood Energy Corporation.

Amber M. Brookman, age 69, has served as President, Chief Executive Officer and a Director of Brookwood since 1989. From July 2004 to April 2007, Ms. Brookman served as a director of Syms Corporation, a national clothing retailer with headquarters in Secaucus, New Jersey.

Item 1A.	Risk Factors

Risks related to the Company

A significant stockholder has the ability to substantially influence the Company and it may conflict with or differ from other stockholders. Hallwood Financial Limited (“Hallwood Financial”), a corporation controlled by the Company’s Chairman and Chief Executive Officer, Mr. Anthony J. Gumbiner and members of his family, owns approximately 66% of the Company’s outstanding common stock as of March 30, 2012. Accordingly, Mr. Gumbiner can exert substantial influence over the affairs of the Company.

The Company’s success is dependent upon retaining key management personnel whose continued service is not guaranteed. The Company is dependent upon its executive officers for strategic business direction and specialized industry experience. While the Company believes that it could find replacements for these key personnel, loss of their services could adversely affect the Company’s operations.

Any failure by Brookwood to pay dividends or tax sharing payments to the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows. As a holding company, the Company is dependent on Brookwood to receive the cash necessary to fund its ongoing operations and its obligations. At December 31, 2011, the Company had approximately $6,700,000 of cash and cash equivalents (of which $1,800,000 was used in February 2012 to settle the Hallwood Energy litigation, except the Adversary Proceeding, as discussed in Item 3. Legal Proceedings). Any failure to receive from Brookwood cash required by the Company, including cash required to pay or appeal any judgment or pay any settlement of the Adversary Proceeding, could have a material adverse effect on the Company’s financial position, results of operations and cash flows. See “—Litigation and costs related thereto could have a material adverse effect on the Company’s financial position, results of operations and cash flows”, below.

Brookwood’s ability to pay dividends and tax sharing payments or make advances to the Company is contingent upon Brookwood’s compliance with loan covenants and other factors. Brookwood’s ability to pay dividends and tax sharing payments or make advances to the Company are contingent upon Brookwood’s compliance with the loan covenants in the New Revolving Credit Facility with BB&T and are limited in amount by terms of the loan agreement. This limitation could adversely affect the Company if these payments were restricted. Additionally, any payment of a dividend, tax sharing payment or advance to the Company by Brookwood is dependent on a number of other factors, including approval of Brookwood’s board of directors, Brookwood’s ability to meet the requirements of the Delaware corporate laws for payment of dividends, and compliance with other applicable laws and requirements. In addition, a significant adverse judgment against Brookwood in the Nextec Applications, Inc. litigation matter (See Item 3. Legal Proceedings) could adversely affect Brookwood’s ability to make payments or advances to the Company. As a result, no assurance can be given that these amounts will be available when needed or required.

Litigation and costs related thereto could have a material adverse effect on the Company’s financial position, results of operations and cash flows. The Company is involved in certain litigation matters, as described in Item 3. Legal Proceedings, and the court in the Adversary Proceeding described in that Item has issued Proposed Findings proposing that the United States District Court award damages against the Company totaling approximately $18,700,000 plus prejudgment and postjudgment interest and attorneys’ fees as may be requested and awarded pursuant to a subsequent motion. The Proposed Findings (including the proposed monetary awards) are not final. The Company and each of the other parties has objected to various aspects of the Proposed Findings to the United States District Court, which will review the portions to which objections have been raised on a de novo basis. The Company intends to vigorously defend against the entry of any final judgment and would likely appeal any adverse final judgment to the extent it is able. The ability to appeal any adverse final judgment would be dependent on a number of factors, including the ability to post a bond in connection with the appeal of such judgment. See “--Any failure by Brookwood to pay dividends or tax sharing payments to the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows.”

The Company does not currently have sufficient cash, directly or through Brookwood, to pay the amount of the damages proposed in the Proposed Findings. Payment by the Company of a significant judgment based on the Proposed Findings, if ultimately required, would have a material adverse effect on the Company, its financial position, results of operation and cash flows. The Company’s insurance carrier for its directors and officers liability policy has also been released from any obligation it may have had to make any payments toward the resolution of the Adversary Proceeding. The Company’s ability to meet in cash a final judgment arising out of the Proposed Findings, including any requirement to post any supersedeas bond to appeal any such judgment or any agreed to cash settlement, would be dependent on the Company’s then available cash and its ability to receive cash dividends or other advances from Brookwood. See “—Brookwood’s ability to pay dividends and tax sharing payments or make advances to the Company is contingent upon Brookwood’s compliance with loan covenants and other factors” above. To pay any such cash dividends or advances to the Company above the permitted annual discretionary dividend not to exceed 50% of Brookwood’s net income, Brookwood has indicated that it would be required (pursuant to the terms of the New Revolving Credit Facility) to obtain consent from BB&T for such payments. The New Revolving Credit Facility provides for aggregate borrowings of up to $25,000,000, of which $2,121,000 was utilized at April 2, 2012. Brookwood has not requested BB&T to approve any such payments and does not intend to do so unless and until requested by the Company and approved by Brookwood’s board of directors. Any such payments or advances would also be contingent upon Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements. If for any reason Brookwood is unable to pay a cash dividend or other advance to the Company, the Company would be required to seek alternative sources of funding. The Company has not yet determined what, if any, sources would be available to it, but will consider such alternatives as an additional or new facility or term loan and potential sales of assets or additional securities. No assurance can be given that any such additional sources of funding will be available to the Company.

Although the Company does not believe that the results of the other litigation matters, other than the Adversary Proceeding, are likely to have a material adverse effect on its financial position, results of operations or cash flows, it is possible that any of the litigation matters, could result in material liability.

Risks related to our Textile Products Business

The Company’s textile products business may be affected by the following risk factors, each of which could adversely affect the Company.

Brookwood depends upon a limited number of third-party suppliers for raw materials. Brookwood purchases a significant amount of the fabric and other materials it processes and sells from a small number of suppliers. Brookwood believes that the loss of any one of its direct suppliers would not have a long-term adverse effect because other manufacturers with which Brookwood conducts business would be able to fulfill those requirements. However, the loss of certain of Brookwood’s suppliers could, in the short term, adversely affect Brookwood’s business until alternative supply arrangements were secured. In addition, there can be no assurance that any new supply arrangements would have terms as favorable as those contained in current supply arrangements. Some of Brookwood’s suppliers are entering the military markets in competition to Brookwood, targeting specific military specifications. However, there has been no material effect upon Brookwood’s business relationship to date. As of March 30, 2012, Brookwood has not experienced any significant disruptions in supply as a result of shortages in fabrics or other materials from its suppliers.

The loss of one or more of Brookwood’s key customers could result in a significant loss of revenues. Brookwood has two customers who accounted for more than 10% of Brookwood’s sales in one or more of the three years ended December 31, 2011. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in each of the three years ended December 31, 2011. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $13,916,000, $51,637,000 and $60,994,000 in 2011, 2010 and 2009, respectively, which represented 10.0%, 30.7% and 34.0% of Brookwood’s sales. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2009. Brookwood’s relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $5,324,000, $14,375,000 and $24,598,000 in 2011, 2010 and 2009, respectively, which represented 3.8%, 8.5% and 13.7% of Brookwood’s sales.

Military sales were $73,906,000, $114,266,000 and $130,103,000 in 2011, 2010 and 2009, respectively, which represented 53.0%, 67.9% and 72.5% of Brookwood’s sales. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract. While Brookwood has enjoyed substantial revenues from its military business, there is no assurance that such revenues will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend management believes will continue. In recent years, orders from the military for goods generally were significantly affected by the activity of the U.S. military. If activity changes, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected.

Changes in military procurement practices or regulations could adversely affect Brookwood’s business. From time to time, the military limits orders for existing products and adopts revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. The U.S. government released orders in recent years that include Brookwood’s products, which resulted in significant military sales. Changes in specifications, procurement entity budgets, or orders present a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications, budgetary and production requirements. Brookwood has regularly conducted research and development on various processes and products intended to comply with the revised specifications and participates in the bidding process for new military products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. A provision of U.S. federal law, known as the Berry Amendment, generally requires the Department of Defense to give preference in procurement to domestically produced products, including textiles. Brookwood’s sales of products to the U.S. military market is highly dependent upon the continuing application and enforcement of the Berry Amendment by the U.S. government. In addition, the U.S. government is releasing contracts for shorter periods than in the past. Management acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sales trends.

Global capital and credit market conditions could have an adverse effect on Brookwood’s business, operating results and financial condition. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. government, may be sold to the factor, subject to a commission and the factor’s prior approval. The amount of receivables that Brookwood can factor is subject to certain limitations as specified in individual factoring agreements. The factoring agreements expose Brookwood to credit risk if any of the factors fail to meet their obligations. Brookwood seeks to manage this risk by conducting business with a number of reputable factors and monitoring the factors’ performance under their agreements. Brookwood continues to monitor its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of March 30, 2012, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Brookwood’s ability to comply with its New Revolving Credit Facility is subject to future performance and other factors. Brookwood’s New Revolving Credit Facility with BB&T, entered into on March 30, 2012, requires compliance with various loan covenants and financial ratios on a quarterly basis, principally (i) a ratio of total current assets to the sum of total current liabilities and the outstanding loan balance of not less than 1.40 to 1.00; (ii) a ratio of total liabilities to tangible net worth of not greater than 1.50 to 1.00; and (iii) a ratio of funded debt (as defined) to EBITDA (earnings before interest, taxes, depreciation and amortization) for the trailing four quarters of not greater than 2.75 to 1.00.

Brookwood was in compliance with its principal loan covenants on its former Working Capital Revolving Credit Facility as of December 31, 2011, 2010 and 2009 and for all interim periods, except one as discussed below, during those years.

Due to a decline in military sales for the 2011 first quarter, Brookwood was unable to meet the financial covenant that requires income before taxes of at least $1 in each quarter. Brookwood’s unaudited loss before taxes for the 2011 first quarter was $299,000. Accordingly, in May 2011, Brookwood requested and received a waiver from KeyBanc for the income covenant for the 2011 first quarter. Brookwood received an increased level of military orders in late March 2011 and into the subsequent 2011 periods, and reported income before taxes in excess of $1 in the 2011 second quarter, third quarter and fourth quarter, respectively, and was in compliance with its loan covenants for the three remaining 2011 quarters.

If Brookwood does not comply with its loan covenants for any quarter, under the New Revolving Credit Facility, the bank may require payment of outstanding amounts and prohibit cash dividends and tax sharing payments by Brookwood to the Company. Brookwood would have been in compliance with the loan covenants of the New Revolving Credit Facility at December 31, 2011, if they had been in effect at such date.

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

Brookwood’s business could lose a significant competitive advantage if it fails to adequately protect its intellectual property rights. Brookwood considers its patents and trademarks, in the aggregate, to be important to its business and seeks to protect this proprietary know-how in part through U. S. patent and trademark registrations. No assurance can be given, however, that such protection will give Brookwood any material competitive advantage. In addition, Brookwood maintains certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, it has not sought patent or trademark protection. As a result, such trade secrets could be infringed upon and such infringement could have a material adverse effect on its business, results of operations, financial condition or competitive position.

In July 2007, Nextec Applications Inc. filed a lawsuit in the United States District Court for the Southern District of New York claiming that Brookwood infringed five United States patents pertaining to internally-coated webs. Nextec later added additional patents to the lawsuit. After a number of motions, only two patents remain in the action and are being asserted against the process and machine for making certain fabrics. Brookwood intends to vigorously defend against all remaining claims. Trial on this matter is currently scheduled to begin on April 30, 2012. Refer to Item 3. Legal Proceedings for a further description of this lawsuit.

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

Brookwood sells primarily to domestic manufacturers, some of which operate offshore sewing operations. Some of

Brookwood’s customers have moved their business offshore. Brookwood has responded by shipping fabric Asia to Asia and also by supplying finished products directly to manufacturers. Brookwood competes with numerous domestic and foreign fabric manufacturers, including companies larger in size and having greater financial resources than Brookwood. The principal competitive factors in the woven fabrics markets are price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. Brookwood’s management believes that Brookwood maintains its ability to compete effectively by providing its customers with a broad array of high-quality fabrics at competitive prices on a timely basis.

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

Risks Related to Investments in Financial Instruments

Hallwood Group invests in cash equivalents and marketable securities that carry investment risk and may incur loss. As of December 31, 2011, cash is held in demand deposit accounts or is invested in a variety of highly liquid cash equivalents, principally money market funds. At December 31, 2010, marketable securities included variable-rate demand notes, which have long-term nominal maturity dates with interest rates that generally reset weekly. Despite the long-term nature of the variable rate demand notes, management believes that it has the ability to quickly liquidate these securities, which have an embedded put option that allows the bondholder to sell the security at par plus accrued interest. Neither the Company or Brookwood held any variable-rate demand notes at December 31, 2011. While management believes the investments in demand deposits, cash equivalents and marketable securities at December 31, 2011 carry limited risk, no guarantee is made that the investments will be recovered at their full value.

As previously discussed, the Company opened an investment account with UBS AG in the 2011 first quarter. The Company intended to transfer a significant portion of the cash it holds from time to time to the UBS account to be invested in various instruments, including equity and debt that is publicly traded or is issued by United States and foreign publicly traded companies, financial institutions, mutual funds and exchange traded funds. Because of the current pending Adversary Proceeding, the Company does not currently intend to transfer funds into the UBS account, but may reconsider this matter after the Adversary Proceeding is concluded. Risk factors related to the Company’s investment account at UBS are not provided as such activities have not commenced, nor is it determinable when such activities will occur.

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

Cost of real estate owned by property type, segment and location as of December 31, 2011 (in thousands):

Property Type	Segment	Location	Cost
Dyeing and finishing plant (Kenyon)	Textile	Rhode Island	$9,059
Production facility (Plainfield)	Textile	Connecticut	5,400
Undeveloped land	Other	Texas	46

Total			$14,505

The Kenyon dyeing and finishing plant is a multi-shift facility well-suited for that particular business. The development of new products and varying levels of utilization require the plant to be regularly upgraded. The Brookwood capital stock was and is pledged as collateral under Brookwood’s former Working Capital Revolving Credit Facility and under its New Revolving Credit Facility, and the plant is encumbered by a negative pledge under the New Revolving Credit Facility. In addition, the New Revolving Credit Facility also contains a covenant to reasonably maintain property and equipment.

Brookwood Laminating has occupied its facility since 2006 and purchased it in May 2010 pursuant to a lease purchase option. Brookwood Laminating has updated and customized the facility with building improvements and equipment to develop new products and enhance production efficiencies. Similar to the Kenyon plant, the Brookwood capital stock is pledged under the New Revolving Credit Facility and the plant is encumbered by a negative pledge.

Leased Facilities

The Company has a lease obligation for office space in Dallas, Texas, which expires in November 2015 and includes a one-time option for the Company to terminate the lease in November 2012. Since January 2005, the Company shares its Dallas office space with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s Chairman, Chief Executive Officer and principal stockholder, and certain of HIL’s affiliates. In addition, from August 2005 until July 2009, the Company shared its Dallas office space with Hallwood Energy. HIL and certain of its affiliates reimburse the Company and Hallwood Energy, until July 2009, reimbursed the Company for a pro-rata share of their lease and other office-related costs. Hallwood Energy completed its move from the office space by July 31, 2009 and no longer shares such expenses.

Brookwood leases office space for its corporate headquarters in New York City, which expires in August 2016. Brookwood also leases two apartments in New York City for business purposes and office space in Connecticut. The apartment leases became effective in May 2009 and April 2011, both of which expire in May 2013. The Connecticut office space lease became effective in October 2010 and expires in September 2013, with a two-year renewal option.

Brookwood Roll Goods, a division of Brookwood, leases warehouse space in Gardena, California, which expires in April 2015.

Item 3.	Legal Proceedings

Litigation. From time to time, the Company, its subsidiaries, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions in which it or its affiliated entities participated. Although the Company does not believe that the results of any of these matters are likely to have a material adverse effect on its financial position, results of operations or cash flows, except as described below, it is possible that any of the matters could result in a material liability. In addition, Hallwood Group has spent and will likely continue to spend significant amounts in professional fees and other associated costs in connection with these matters. Hallwood Group expenses professional fees and other costs associated with litigation matters as incurred.

In July 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that Brookwood infringed five United States patents pertaining to internally-coated webs. In October 2007, The Hallwood Group Incorporated was dismissed from the lawsuit. Nextec later added additional patents to the lawsuit. After a number of motions, only two patents remain in the action and are being asserted against the process and machine for making defendants’

Agility Storm-Tec X-Treme and Eclipse Storm-Tec X-Treme fabrics, which constitute two levels of the Military’s Extended Cold Weather Clothing System. Nextec is seeking a permanent injunction as well as damages in an amount to be determined at trial. Separately, Brookwood filed requests for reexamination by the United States Patent and Trademark Office of the remaining patent claims at issue in the litigation. The United States Patent and Trademark Office has granted the reexamination requests and issued first office actions rejecting all the reexamined patent claims as unpatentable over the prior art of record. Nextec will have an opportunity to respond to the Patent Office and eventually to appeal any final decision by the Patent Office. Brookwood intends to vigorously defend against all remaining claims. Trial on this matter is currently scheduled to begin on April 30, 2012. While Brookwood believes it possesses valid defenses to these claims, due to the nature of litigation, the ultimate outcome of this case is indeterminable at this time.

Hallwood Energy. In March 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or Brookwood.

In October 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished the Company’s interest in Hallwood Energy’s general partnership and limited partnership interests. In addition, Hallwood Energy’s convertible notes, including those held by the Company, were subordinated to recovery in favor of Hall Phoenix/Inwood, Ltd (“HPI”), the secured lender to and an investor in Hallwood Energy.

The confirmed plan of reorganization in the Hallwood Energy bankruptcy proceeding also created a creditors’ trust that was authorized to pursue various claims against the Company, its officers, directors and affiliates and Hallwood Energy’s officers and directors, including claims assigned to the creditors’ trust by HPI.

Adversary Proceeding. On March 30, 2009, Hallwood Energy filed an adversary proceeding against the Company seeking a judgment for $3,200,000. The case was originally styled as Hallwood Energy, L.P. v. The Hallwood Group Incorporated, Adversary No. 09-03082, and was brought in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. This dispute arose in connection with an Acquisition and Farmout Agreement entered into between Hallwood Energy and FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., in June 2008. The Company and Hallwood Energy entered into an Equity Support Agreement dated June 9, 2008 under which the Company agreed, under certain conditions, to contribute to Hallwood Energy up to $12,500,000, in consideration for which the Company would receive equity or debt securities of Hallwood Energy. As of February 25, 2009, the Company had contributed $9,300,000 to Hallwood Energy pursuant to the Equity Support Agreement. On that date, Hallwood Energy demanded that the Company fund the $3,200,000, which the Company did not do.

Following the commencement of litigation, HPI and FEI intervened in the lawsuit and filed their respective complaints in intervention. In their complaints, they alleged that the Company’s failure to fund $3,200,000 under the Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000. FEI claimed that, in addition to not paying the $3,200,000, the Company defrauded FEI and tortiously interfered with its rights under the Acquisition and Farmout Agreement, and it sought approximately $38,000,000 in additional damages. In their second amended complaint, HPI and the trustee for the creditors’ trust contended that the additional damage was at least $20,000,000 based on the alleged failure of the Company to fund the $3,200,000, which allegedly caused FEI to not fund $20,000,000 due under the Farmout Agreement between Hallwood Energy and FEI. HPI and the trustee also asserted that the Company was liable for exemplary damages of $100,000,000 on account of its failure to fund the last $3,200,000 under the Equity Support Agreement. In the second amended complaint, HPI and the trustee had named as additional defendants Hallwood Family (BVI) L.P., Hallwood Investments Limited, Hallwood Company Limited, the Hallwood Trust, Hallwood Financial Limited and Brookwood Companies Incorporated contending that the additional defendants are liable to the plaintiffs under allegations requesting the remedy of substantive consolidation. On May 5, 2010, the Court dismissed with prejudice the substantive consolidation claim and abuse of the bankruptcy process against all parties, resulting in the Company remaining as the sole Defendant. In light of the Court’s disposition of the theories advanced in the second amended complaint, the adversary proceeding was now styled as Ray Balestri, Trustee of the Hallwood Energy I Creditors’ Trust, as successor in interest to Hallwood Energy, L.P., Plaintiffs and FEI Shale L.P. and Hall Phoenix/Inwood Ltd., Plaintiffs in Intervention vs. The Hallwood Group Incorporated, Defendant; Adversary No. 09-03082-SGJ (the “Adversary Proceeding”). The trial took place over a 13 day period from October 2010 to December 2010 and was followed with the Bankruptcy Court’s proposed findings in July 2011.

On July 25, 2011, the Bankruptcy Court issued the Proposed Findings of Fact, Conclusions of Law and Judgment Awarding Various Monetary Damages (the “Proposed Findings”). The court proposed that the United States District Court award damages of $3,200,000 for the Company’s alleged breach of the Equity Support Agreement, to be allocated among the three plaintiffs and damages of $15,485,714 to FEI, for the Company’s alleged tortious interference with the Farmout Agreement, and, in the alternative, for the Company’s alleged fraud in failing to disclose to FEI that the Company allegedly did not intend to fund the remaining obligation under the Equity Support Agreement, plus prejudgment and postjudgment interest and attorneys’ fees as may be requested and awarded pursuant to subsequent motions and hearings. With respect to the issue of fraud by nondisclosure, the Bankruptcy Court proposed a finding that the Company (i) failed to disclose a belief that the Equity Support Agreement could legally be treated as terminated, (ii) failed to disclose its alleged intention not to fund the final $3,200,000 under the Equity Support Agreement and (iii) orchestrated an alleged misimpression that Hallwood Energy was not contemplating bankruptcy while planning Hallwood Energy’s bankruptcy and how to use FEI’s funding in a Hallwood Energy bankruptcy against FEI’s wishes. The court also proposed that the District Court reject HPI and the trustee’s claim that the Company’s failure to fund the $3,200,000 caused FEI to not fund $20,000,000 under the Farmout Agreement, that the District Court reject HPI and the trustee’s claim that the Company tortiously interfered with certain contractual rights, and that the District Court reject HPI and the trustee’s claim for exemplary or punitive damages. The Bankruptcy Court’s Proposed Findings (including the proposed monetary awards) are not final. The United States District Court is reviewing the objections that have been filed by all parties in the case on a de novo basis and will eventually accept the Proposed Findings, decline to adopt the Proposed Findings and issue its own findings, or accept some of the Proposed Findings while declining to adopt the remaining Proposed Findings and issuing its own findings in their place. The District Court may also revise the damage awards. The Company does not know when the United States District Court will issue its decision or enter a final judgment.

In August 2011, the Company’s board of directors authorized the Audit Committee, consisting solely of independent directors of the Company, to investigate the facts giving rise to the Proposed Findings and various allegations that have been made arising out of Hallwood Energy’s bankruptcy. In addition, the Company’s board of directors authorized the Audit Committee to hire, at the Company’s expense, independent counsel and other advisors to assist the Audit Committee with such investigation. The Audit Committee focused its investigation on whether there were any violations of the Company’s Code of Business Conduct and Ethics by management in connection with the matters addressed in the Proposed Findings, including, among other actions, the alleged nondisclosure by management to FEI of the potential bankruptcy of Hallwood Energy and the Company’s purported intent not to fund the remaining $3,200,000 under the Equity Support Agreement, various changes in testimony by management, the payment of the cash dividend to the Company’s stockholders in alleged violation of the Equity Support Agreement and the delivery by Hallwood Energy to FEI of a request for funding without any alleged disclosure of the potential bankruptcy of Hallwood Energy. In March 2012, the investigation was concluded and the Audit Committee reported its conclusions to the full board of directors. The Audit Committee indicated in its presentation to the board of directors that, based on its investigation, it believes that, with respect to the matters investigated, management did not act unreasonably or in violation of the Code of Business Conduct and Ethics. The Audit Committee also made various preliminary recommendations to the board of directors intended to assist the Board of Directors in monitoring and assessing risks to the Company from the activities and investments of the Company and its management. After discussion with and input from management and discussions with members of the Board concerning the nature of Mr. Gumbiner’s historic and existing investments, the Audit Committee determined that it was in the best interests of the Company and its stockholders that (i) the Company adopt a new policy requiring management to provide complete disclosure of any potential risks and any potential exposure in connection with the Company’s acquisition of ownership interests in other entities, including joint ventures; various communication improvements regarding the Adversary Proceeding and future litigation; (ii) at least annually or in connection with entering into any new outside business activities, the members of management of the Company disclose to the Audit Committee all outside business activities, including the nomenclature used or to be used in connection therewith, in which they are engaged including sufficient information to enable the Audit Committee to assess any potential risks and any potential exposure to the Company’s business operations, reputation or financial condition that may result from those activities; and (iii) the Audit Committee review with management of the status and role of the Company’s outside advisors.

As a result of Proposed Findings in the Adversary Proceeding, the Company believes that for accounting purposes it is probable that a liability has been incurred and that an estimate of the amount of the loss for accounting purposes may be made. Accordingly, taking into consideration the Company’s objections to the Proposed Findings, the Company reserved $7,500,000 at June 30, 2011. As no new information has become available regarding the outcome of the litigation, the Company does not believe the reserve related to the Adversary Proceeding should be changed at December 31, 2011. This noncash, accrued reserve of $7,500,000 is reported in the Company’s balance sheet under “Hallwood Energy matters—Litigation reserve”, in addition to the $3,201,000 that was previously recorded in connection with the Equity Support Agreement, for a total reserve of $10,701,000 at December 31, 2011 for the Adversary Proceeding. This reserve amount has been established in consultation with the Company’s litigation counsel in the Hallwood Energy litigation, based on their best judgment of the probabilities of success related to, among other factors, the objections filed by the Company and the adverse parties. However, the actual results of litigation cannot be predicted with any certainty and the amount of the Company’s liability may exceed any estimates or reserves.

Other Litigation Claims. On August 3, 2009, the Company was served with a complaint in Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4, Ltd. v. The Hallwood Group Incorporated, et al. filed in the 298th District of Texas, No. 09-09551. The other defendants included Anthony J. Gumbiner, the Chairman and Chief Executive Officer of the Company, Bill Guzzetti, the President of the Company, certain affiliates of Mr. Gumbiner and certain officers of Hallwood Energy. The complaint alleged that the defendants defrauded plaintiffs in connection with plaintiffs acquiring interests in and providing loans to Hallwood Energy and sought unspecified actual and exemplary damages. On September 15, 2010, Ray Balestri, Trustee of the Hallwood Energy I Creditors Trust, intervened in this proceeding and added certain of the Company’s officers, directors, and an employee as defendants. The complaint alleged, among other things, claims against the defendants for breach of fiduciary duties, gross negligence and willful misconduct and sought indeterminable actual and exemplary damages. On November 5, 2010, this case was removed to the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03358. As discussed below, in February 2012, this claim was settled.

On July 30, 2010, Hallwood Energy’s trustee filed a complaint captioned Ray Balestri, Trustee of the Hallwood Energy I Creditor’s Trust v. Anthony J. Gumbiner, et al in the Dallas County Court at Law No. 4, No. CC-10-05212D. The other defendants include certain current and former directors, officers and employees of the Company, certain of Hallwood Energy’s former officers and directors, as well as outside legal counsel. The complaint alleged, among other things, claims against the defendants for breach of fiduciary duties, gross negligence and willful misconduct and sought unspecified actual and exemplary damages. This case was removed to the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03263. As discussed below, in February 2012, this claim was settled with respect to all parties except outside legal counsel.

Settlement in February 2012 of Litigation Claims other than Adversary Proceeding. Effective February 14, 2012, the Company and certain other parties entered into a Confidential Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”). The Settlement Agreement settles the claims by HPI, the Trustee of the Hallwood Energy I Creditors’ Trust, and their related parties (the “Plaintiffs”) against the Company and its related parties other than the Adversary Proceeding in which the Bankruptcy Court issued the Proposed Findings.

The terms of the Settlement Agreement include the payment by the Company of $1,800,000, in addition to payments by other defendants and the Company’s insurance carrier for its directors and officers liability insurance policy. Under the Settlement Agreement, the Plaintiffs released the Company, its current and former directors and officers, the former directors and officers of the general partner of Hallwood Energy, L.P. and various entities related to the foregoing persons from all claims asserted in or relating to (i) Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4, Ltd. v. The Hallwood Group Incorporated et al. in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03358; (ii) Ray Balestri, Trustee of the Hallwood Energy I Creditor’s Trust v. Anthony J. Gumbiner, et al. in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03263; and (iii) another suit in which the Company is not named as a party, and any other claims based on the facts alleged in the foregoing matters or that could have been alleged in the foregoing matters, other than the claims against the Company asserted in the Adversary Proceeding or any claims required to enforce any final judgment entered against the Company in the Adversary Proceeding. Similarly, the defendants released the Plaintiffs from all claims based on the facts alleged in the foregoing matters or that could have been alleged in the foregoing matters, other than any claims or defenses the defendants may have in the Adversary Proceeding.

The parties entered into the Settlement Agreement for a number of reasons, including to save time and expense, to ensure available insurance proceeds could be used toward the settlement of the disputed claims rather than the payment of expenses and legal fees, and otherwise to resolve the litigation claims. The defendants continue to believe that the claims asserted against them in the lawsuits had no merit and their agreement to settle and compromise those claims should not be deemed as any admission of any liability, wrongdoing, or fault.

At December 31, 2011, the Company recorded a charge of $1,800,000 in its statement of operations and balance sheet under Hallwood Energy matters – Litigation Reserve for the full value of the Company’s payment required by the Settlement Agreement. The Company paid the settlement amount to the Plaintiffs on February 15, 2012. The Adversary Proceeding remains pending and the Proposed Findings are being reviewed by the United States District Court, along with objections all parties have made to the Proposed Findings. The District Court will eventually accept the Proposed Findings, decline to adopt the Proposed Findings and issue its own findings, or accept some of the Proposed Findings while declining to adopt the remaining Proposed Findings and issuing its own findings in their place. The District Court may also revise the damage awards. The Company does not know when the United States District Court will issue its decision or enter a final judgment.

Claim Filed by Company with Insurance Carrier for Directors’ and Officers’ Liability Insurance Policy. Prior to entering into the Settlement Agreement, the Company incurred significant legal fees and associated costs in connection with these legal matters. The Company filed claims with the insurance carrier for the directors’ and officers’ liability insurance policies maintained by the Company for reimbursement of those legal fees and costs. The aggregate limit for each policy year under the Company’s policies has been $10,000,000. The insurance carrier has taken the position that all of the claims asserted in the Hallwood Energy litigation relate to the 2008 – 2009 policy year.

The Company received reimbursement of legal fees and associated costs of approximately $257,000 and $1,373,000 in the years ended December 31, 2011 and 2010, respectively, which were recorded as expense recoveries in administrative and selling expenses. Additionally, the insurance carrier paid legal fees and associated costs on behalf of other defendants in connection with the Hallwood Energy litigation matters other than the Adversary Proceeding. Significant additional costs in excess of insurance reimbursements have been incurred by the Company and on behalf of the other defendants.

In connection with the Settlement Agreement, the insurance carrier agreed to make a payment to the Plaintiffs and received a release and full discharge from any further payments for the Hallwood Energy litigation. Accordingly, the Company does not have insurance coverage available to satisfy any judgment that may be rendered in connection with the Proposed Findings. The insurance carrier is also not reimbursing the Company for the legal fees and costs associated with the Adversary Proceeding.

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

The Company’s Brookwood subsidiary is subject to a number of environmental laws, regulations, licenses and permits and has ongoing discussions with environmental regulatory authorities, including the U.S. Environmental Protection Agency (the “EPA”), the Rhode Island Department of Health (“RIDOH”), the Rhode Island Department of Environmental Management (“RIDEM”) and the Connecticut Department of Energy and Environmental Protection (“CTDEEP”) on a number of matters, including compliance with safe drinking water rules and wastewater discharge and treatment regulations, the control of chemicals used in the companies’ coating operations that are classified as air pollutants, the presence of groundwater and soil contaminants at the companies’ facilities, the removal of underground storage tanks, and hazardous waste management

From time to time Brookwood and its subsidiaries have paid fines or penalties for alleged failure to comply with certain environmental requirements, which did not exceed $100,000 in the aggregate during the three years ended December 31, 2011. In addition, Brookwood and its subsidiaries have entered into various settlements and agreements with the regulatory authorities requiring the companies to perform certain tests, undertake certain studies, and install remedial facilities. Brookwood and its subsidiaries incurred capital expenditures to comply with environmental regulations of approximately $136,000, $488,000, and $-0- in the years ended December 31, 2011, 2010 and 2009, respectively. In addition, Brookwood and its subsidiaries regularly incur expenses associated with various studies and tests to monitor and maintain compliance with diverse environmental requirements.

Item 4.	Mine Safety Disclosures

This item is not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock, $0.10 par value per share (the “Common Stock”), are traded on the NYSE Amex stock exchange under the symbol of HWG. There were 476 stockholders of record as of March 26, 2012.

The following table sets forth quarterly high and low closing prices on the NYSE Amex stock exchange and cash dividends paid for the three years ended December 31, 2011.

	Years Ended December 31,
	2011			2010			2009
Quarters	High	Low	Dividends	High	Low	Dividends	High	Low	Dividends
First	$27.25	$23.05	$—	$47.20	$36.01	$—	$33.93	$6.01	$—
Second	27.00	19.00	—	55.69	38.06	—	17.40	8.99	—
Third	19.70	8.63	—	40.00	30.45	—	29.50	12.00	—
Fourth	13.10	8.46	—	35.50	19.66	—	45.50	26.00	—

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

The closing price per share of the Common Stock was $11.86 at March 26, 2012.

The Company has no compensation plans under which equity securities of the Company are authorized for issuance.

Item 6.	Selected Financial Data

The following table sets forth, as of the dates and for the years indicated, selected financial information for the Company. The financial information is derived from the Company’s audited consolidated financial statements for such years. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K. The following information is not necessarily indicative of future results.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Revenues	$139,499	$168,354	$179,554	$162,237	$132,497

Expenses (a)	148,508	152,198	153,922	146,470	125,247

Operating income (loss)	(9,009)	16,156	25,632	15,767	7,250

Other income (loss):
Interest expense	(105)	(301)	(252)	(688)	(1,146)
Other, net	37	10	36	144	399
Equity loss from investments in Hallwood Energy (b)	—	—	—	(12,120)	(55,957)

	(68)	(291)	(216)	(12,664)	(56,704)

Income (loss) before income taxes	(9,077)	15,865	25,416	3,103	(49,454)
Income tax expense (benefit)	(2,746)	5,985	8,361	1,705	(16,629)

Net Income (Loss)	$(6,331)	$9,880	$17,055	$1,398	$(32,825)

Net Income (Loss) Per Common Share
Basic	$(4.15)	$6.48	$11.18	$0.92	$(21.61)
Diluted	(4.15)	6.48	11.18	0.92	(21.61)

Dividends Per Common Share	—	—	—	$7.89	—

Weighted Average Shares Outstanding
Basic	1,525	1,525	1,525	1,521	1,519
Diluted	1,525	1,525	1,525	1,525	1,519

Financial Condition
Total assets	$88,905	$85,277	$88,440	$69,395	$90,745
Loans payable	2,000	2,000	6,450	10,438	17,366
Redeemable preferred stock (c)	—	—	1,000	1,000	1,000
Common stockholders’ equity	59,140	65,471	55,591	38,261	48,812

(a)	In 2011, the Company recorded charges of $9,300,000 related to various Hallwood Energy litigation matters.
(b)	In 2008, Hallwood Energy reported a net loss of $60,941,000, which included an impairment of $32,731,000 associated with its oil and gas properties. The Company recorded an equity loss to the extent of loans it made and a contingent commitment to invest additional funds in Hallwood Energy. In 2007, Hallwood Energy reported a net loss of $276,413,000, which included an impairment of $232,002,000 associated with its oil and gas properties. The Company recorded its proportionate share of the net loss, to the extent of its carrying value.
(c)	In July 2010, the Company completed a redemption of the Series B Preferred Stock, at $4.00 per share, in the total amount of $1,000,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General. The Company operates as a holding company. The Company operates its principal business in the textile products industry through its wholly-owned Brookwood subsidiary. For financial reporting purposes, the Company fully consolidates all of its subsidiaries and accounted for its former investment in Hallwood Energy using the equity method of accounting.

Textile Products. In the three years ended December 31, 2011, the Company derived all of its operating revenues from the textile activities of its Brookwood subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, costs, availability of supplies, its response to competition and its ability to generate new markets and products. Although the textile activities of the Company and its subsidiaries (collectively, the “Hallwood Group”) have generated positive cash flow in recent years, there is no assurance that this trend will continue.

While Brookwood has enjoyed substantial revenues from in its military business, there is no assurance that such revenues will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend management believes will continue. In recent years, orders from the military for goods generally were significantly affected by the activity of the U.S. military. If this activity changes, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $73,906,000, $114,266,000 and $130,103,000 for 2011, 2010 and 2009, respectively, were 35.3% lower in 2011 and 12.2% lower in 2010 from the respective previous years.

From time to time, the military limits orders for existing products and adopts revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. The U.S. government released orders in recent years that include Brookwood’s products, which resulted in significant military sales. Changes in specifications, procurement entity budgets, or orders present a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications, budgetary and production requirements. Brookwood has regularly conducted research and development on various processes and products intended to comply with the revised specifications and participates in the bidding process for new military products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. A provision of U.S. federal law, known as the Berry Amendment, generally requires the Department of Defense to give preference in procurement to domestically produced products, including textiles. Brookwood’s sales of products to the U.S. military market is highly dependent upon the continuing application and enforcement of the Berry Amendment by the U.S. government. In addition, the U.S. government is releasing contracts for shorter periods than in the past. Management acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sales trends.

Unstable global nylon and chemical pricing and volatile domestic energy costs, coupled with a varying product mix, have continued to cause fluctuations in Brookwood’s margins, a trend that will potentially continue.

Brookwood continues to identify new market niches. In addition to its existing products and proprietary technologies, Brookwood has developed advanced breathable, waterproof laminate and other materials, which have been well received by its customers. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan. The ongoing success of Brookwood is contingent on its ability to maintain its level of military business and adapt to the global textile industry. There can be no assurance that the positive results of the past can be sustained or that competitors will not aggressively seek to replace products developed by Brookwood.

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

In March 2010, Kenyon was affected by the general flooding that took place in the State of Rhode Island and in particular from the Pawcatuck River. Kenyon was closed for a period of seven days after which it reinstituted production of unaffected production lines. Only certain production lines were affected and production capacity was restored within a few weeks. Brookwood filed claims with its insurance carriers, through its Kenyon subsidiary. Brookwood recognized the $100,000 insurance policy deductible in the 2010 second quarter and has received from its carriers $1,235,000 for its building and contents claims, including $229,000 received in 2011. Brookwood also filed a claim under its business interruption insurance policy and received $150,000 in July 2011 from its carrier in satisfaction of its claims, which was recognized as a recovery in the 2011 second quarter. No additional amounts are due.

In May 2010, Brookwood Laminating completed the purchase of its Connecticut production facility pursuant to the exercise of an option contained in its lease agreement. The purchase price of $3,200,000 was funded with operating cash flows.

Investments in Financial Instruments. In the 2011 first quarter, the Company opened an investment account with UBS AG, a global financial services firm, and disclosed that it intended to transfer a significant portion of the cash it holds from time to time to the UBS account to be placed in various financial instruments and may borrow additional amounts from UBS to invest on a leveraged basis. As of March 30, 2012, no funds have been transferred into the UBS account. Because of the current pending Adversary Proceeding, the Company does not currently intend to transfer funds into the UBS account, but may reconsider this matter after the Adversary Proceeding is concluded.

Energy. Hallwood Energy was a privately held independent oil and gas limited partnership and operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets.

In March 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., etal Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or Brookwood. In October 2009, the Bankruptcy Court confirmed the plan of reorganization of the debtors.

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

The Securities and Exchange Commission (“SEC”) requested that registrants identify “critical accounting policies” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of an entity’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following of its accounting policies fit this description:

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

Brookwood may receive instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory for delivery at a later date. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and identifies the inventory as separate from Brookwood’s inventory. Generally, a customer provides such instructions to accommodate its lack of available storage space for inventory. This practice is customary in the textile industry and with respect to certain Brookwood customers. In these cases, the Brookwood customer either dictates delivery dates at the time the order is placed or when the customer has not specified a fixed delivery date, the customer owns the goods and has asked Brookwood to keep them in the warehouse. For all of its “bill and hold” sales, Brookwood has no future obligations, the customer is billed when the product is ready for shipment and expected to pay under standard billing and credit terms, regardless of the actual delivery date, and the inventory is identified and not available for Brookwood’s use. The gross margins on the bill and hold sales held by Brookwood at the end of each of the three years ended December 31, 2011 were not material.

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

Impairment of Long-Lived Assets. Management reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Unforeseen events and changes in circumstances and market conditions could negatively affect the fair value of long-lived asset and result in an impairment charge. In the event such indicators exist for long-lived asset held for use, if undiscounted cash flows before interest charges are less than carrying value, the long-lived asset is written down to estimated fair value. For assets held for sale, these assets are carried at the lower of cost or estimated sales price less costs of sale. Fair value is the amount at which the long-lived asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques. Significant assumptions used in this process depend upon the nature of the long-lived asset, but would include an evaluation of the future business opportunities, sources of competition, advancement of technology and its impact on patents and processes and the level of expected operating expenses.

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

As application of the equity method of accounting resulted in the carrying value of the Company’s investment in Hallwood Energy to be reduced to zero in the year ended December 31, 2009, an impairment review was not required for the investments in Hallwood Energy. The Company’s ownership interests in Hallwood Energy were extinguished in October 2009 when the Bankruptcy Court confirmed the plan of reorganization of the debtors.

In prior years, the Company’s evaluation of its investment in Hallwood Energy contained assumptions including (i) an evaluation of reserves using assumptions commonly used in the industry, some of which were not the same as are required by the SEC to be used for financial reporting purposes; (ii) realization of fair value for various reserve categories based upon Hallwood Energy’s historical experience; and (iii) value per acre in a potential sale transaction, based upon acreage owned in productive areas with shale characteristics similar to acreage previously sold and other sale activity of acreage with shale formations.

At December 31, 2011, the Company does not hold any investments that are accounted for under the equity method of accounting.

Inventories. Inventories at the Brookwood subsidiary are valued at the lower of cost (first-in, first-out or specific identification method) or market. Inventories are reviewed and adjusted for changes in market value based on assumptions related to past and future demand and worldwide and local market conditions. If actual demand and market conditions vary from those projected by management, adjustments to lower of cost or market value may be required. Inventory levels, usage and age are evaluated and inventories are adjusted to net realizable value on a quarterly basis.

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

Due to the inherent uncertainty of the legal process, estimates may be materially different than the actual outcomes, with the result that Hallwood Group’s financial condition and results of operations could be materially affected.

The critical accounting policies listed are not intended to be a comprehensive list of all of Hallwood Group’s accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in the application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result than those recorded and reported.

Presentation

The discussion of Hallwood Group’s financial condition and results of operations that follows is intended to provide information that will assist in understanding its financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect its financial statements.

Results of Operations

Hallwood Group reported a net loss of $6,331,000 for the year ended December 31, 2011, compared to net income of $9,880,000 for 2010 and $17,055,000 for 2009. Revenue was $139,499,000 for 2011, $168,354,000 for 2010 and $179,554,000 for 2009. Operating income (loss), was $(9,009,000), $16,156,000 and $25,632,000 in 2011, 2010 and 2009, respectively. 2011 results included a litigation reserve of $9,300,000 in connection with the Hallwood Energy litigation matters.

Revenues

Textile products sales of $139,499,000 in 2011 decreased by $28,855,000, or 17.1%, compared to $168,354,000 in 2010, which was a decrease of $11,200,000, or 6.2%, compared to $179,554,000 in 2009. The decreases were principally due to a decrease of $40,360,000 in 2011 and a decrease of $15,837,000 in 2010, over prior year amounts, in sales of specialty fabric to U.S. military contractors as a result of reductions in orders from the military to Brookwood’s customers. Sales of products in the other market segments increased in 2011 and 2010, compared to prior year amounts.

Brookwood has two customers who accounted for more than 10% of Brookwood’s sales in one or more of the three years ended December 31, 2011. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in each of the three years ended December 31, 2011. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $13,916,000, $51,637,000 and $60,994,000 in 2011, 2010 and 2009, respectively, which represented 10.0%. 30.7% and 34.0% of Brookwood’s sales, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2009. Brookwood’s relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $5,324,000, $14,375,000 and $24,598,000 in 2011, 2010 and 2009, respectively, which represented 3.8%, 8.5% and 13.7% of Brookwood’s sales, respectively.

Expenses

Textile products cost of sales of $115,865,000 decreased by $10,016,000, or 8.0%, in 2011 compared to $125,881,000 in 2009, which was a decrease of $2,931,000, or 2.3%, compared to $128,812,000 in 2009. The 2011 and 2010 decreases principally resulted from material and labor costs associated with the lower sales volume, offset by changes in product mix and by an increase in royalty expense related to certain military products. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, royalties, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.

The gross profit margin was 16.9%, 25.2% and 28.3% in 2011, 2010 and 2009, respectively. The lower gross profit margin for 2011 and 2010 was attributed to the lower sales volume, changes in product mix and higher royalty costs, partially offset by manufacturing efficiencies such as reductions in material working loss.

Administrative and selling expenses were comprised of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Brookwood	$17,999	$17,872	$18,419
Company	5,344	8,445	6,691

Total	$23,343	$26,317	$25,110

Brookwood’s administrative and selling expenses of $17,999,000 for 2011 increased by $127,000, or 0.7%, from the 2010 amount of $17,872,000, which decreased by $547,000, or 3.0%, from the 2009 amount of $18,419,000. The 2011 increase was primarily attributable to an increase in professional services of $2,486,000, principally legal fees, partially offset by a decrease of $1,575,000 related to performance and other related payroll costs, reduced factor commissions of $127,000 and Kenyon flood cost, net of insurance recoveries, of $250,000. The 2010 decrease was primarily attributable to decreases in performance compensation of $512,000 and professional fees, principally legal fees, of $769,000, which were partially offset by an increase in salary and benefits of $570,000. The textile products administrative and selling expenses include items such as payroll, professional fees, sales commissions, marketing, rent, insurance and travel. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development expenses were approximately $677,000 in 2011, $936,000 in 2010 and $835,000 in 2009.

The Company’s administrative expenses were $5,344,000 for 2011, compared to $8,445,000 for 2010, and $6,691,000 for 2009. The 2011 decrease of $3,101,000, or 36.7%, was primarily attributable to lower professional fees of $3,187,000, principally related to the Hallwood Energy litigation matters. The decline in professional fees is principally attributable to the December 2010 conclusion of the trial in the Adversary Proceeding and the reimbursement of previously expensed legal fees from the insurance carrier for the Company’s directors’ and officers’ liability insurance policy for costs related to the Hallwood Energy litigation matters. The 2010 increase of $1,754,000, or 26.2%, was primarily attributable to higher professional fees of $1,645,000, principally related to the Hallwood Energy bankruptcy and the associated litigation matters.

In 2011, a litigation a charge of $9,300,000 was recorded by the Company for the Hallwood Energy litigation matters, as described below.

In connection with the Hallwood Energy litigation matters discussed in Item 3. Legal Proceedings, on July 25, 2011, the bankruptcy court issued Proposed Findings in the Adversary Proceeding. The court proposed that the United States District Court award damages against the Company totaling approximately $18,700,000 plus prejudgment and post judgment interest and attorneys’ fees as may be requested and awarded pursuant to a subsequent motion. The Proposed Findings (including the proposed monetary awards) are not final. The United States District Court is reviewing the objections that have been filed by all parties in the case on a de novo basis and will eventually accept the Proposed Findings, decline to adopt the Proposed Findings and issue its own findings, or accept some of the Proposed Findings while declining to adopt the remaining Proposed Findings and issuing its own findings in their place. The District Court may also revise the damage awards. The Company does not know when the United States District Court will issue its decision or enter a final judgment.

As a result of the Proposed Findings in the Adversary Proceeding, the Company believes that for accounting purposes it is probable that a liability has been incurred and that an estimate of the amount of the loss for accounting purposes may be made. Accordingly, taking into consideration the Company’s objections to the Proposed Findings, the Company reserved $7,500,000 at June 30, 2011. As no new information has become available regarding the outcome of the litigation, the Company does not believe the reserve related to the Adversary Proceeding should be changed at December 31, 2011. This noncash, accrued reserve of $7,500,000 is reported in the Company’s balance sheet under “Hallwood Energy matters—Litigation reserve”, in addition to the $3,201,000 that was previously recorded in connection with the Equity Support Agreement, for a total reserve of $10,701,000 at December 31, 2011 for the Adversary Proceeding. This reserve amount has been established in consultation with the Company’s litigation counsel in the Hallwood Energy litigation, based on their best judgment of the probabilities of success related to, among other factors, the objections filed by the Company and the adverse parties. However, the actual results of litigation cannot be predicted with any certainty and the amount of liability to the Company may exceed any estimates or reserves.

Effective February 14, 2012, the Company and certain other parties entered into the Settlement Agreement to settle the Hallwood Energy litigation claims other than the Adversary Proceeding. The terms of the Settlement Agreement include the payment by the Company of $1,800,000, in addition to payments by other defendants and the Company’s insurance carrier for its directors and officers liability policy. At December 31, 2011, the Company recorded a charge of $1,800,000 in its statement of operations and its balance sheet under Hallwood Energy matters – Litigation Reserve for the full value of the Company’s payment required by the Settlement Agreement. The Company paid the settlement amount to the Plaintiffs on February 15, 2012.

Other Income (Loss)

Interest expense was comprised of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Brookwood	$105	$267	$252
Company	—	34	—

Total	$105	$301	$252

Brookwood’s interest expense principally relates to its Working Capital Revolving Credit Facility. The Company’s interest expense in 2010 related to amounts paid to tax agencies.

Interest and other income was $37,000 in 2011, compared to $10,000 in 2010, and $36,000 in 2009. The 2011 increase is due to interest earned on cash and cash equivalents and marketable securities principally due to higher interest rates. The 2010 decrease was principally due to reduced interest income earned on lower balances of cash and cash equivalents and lower interest rates.

Income Taxes

Following is a schedule of income tax expense (benefit) (in thousands):

	Years Ended December 31,
	2011	2010	2009
Federal
Current	$(623)	$4,578	$5,377
Deferred	(2,569)	239	2,549

Sub-total	(3,192)	4,817	7,926

State
Current	416	740	1,144
Deferred	30	428	(429)

Sub-total	446	1,168	715

Foreign
Current	—	—	(280)

Total	$(2,746)	$5,985	$8,361

The income tax benefit for 2011 was due to book losses associated with the loss reserve of $9,300,000 for the Hallwood Energy litigation matters, corporate administrative expenses, partially offset by operating income from Brookwood.

The income tax expense for 2010 and 2009 was principally due to the operating income from Brookwood, partially offset by corporate administrative expenses.

The statutory federal tax rate in 2011, 2010 and 2009 was 34%, 35% and 35%, respectively, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.

The Company fully utilized its remaining federal net operating loss carryforward and alternative minimum tax credits, and reported taxable income of $16,839,000 on its federal income tax return for the year ended December 31, 2009, principally attributable to the operating income from Brookwood.

At December 31, 2011 and 2010, the net deferred tax asset was $3,571,000 and $1,031,000, respectively. The 2011 balance was comprised of temporary differences, including $3,162,000 related to loss reserves on litigation matters and $1,088,000 associated with the Company’s investment in Hallwood Energy. The 2010 balance was comprised of temporary differences, including $1,120,000 associated with the Company’s investment in Hallwood Energy.

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

A summary of the fees and expenses related to HIL and Mr. Gumbiner is detailed below (in thousands):

	Years Ended December 31,
	2011	2010	2009
Consulting fees	$996	$996	$996
Office space and administrative services	303	267	240
Travel and other expenses	187	203	171

Total	$1,486	$1,466	$1,407

In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. No such services were performed, nor compensation earned, in the three years ended December 31, 2011. The Company recognizes a proportionate share of such compensation and expenses, if any, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.

During the three years ended December 31, 2011, HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the Dallas office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the years ended December 31, 2011, 2010 and 2009, the HIL-related companies reimbursed the Company $99,000, $110,000 and $100,000, respectively, for such expenses.

Hallwood Energy. Prior to July 31, 2009, Hallwood Energy shared common offices, facilities and certain staff in the Company’s Dallas office and Hallwood Energy was obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the years ended December 31, 2011, 2010 and 2009, Hallwood Energy reimbursed the Company $-0-, $-0- and $70,000, respectively, for such expenses. Hallwood Energy completed its move from the office space by July 31, 2009 and no longer shares such expenses.

Investments in Hallwood Energy

Hallwood Energy was a privately held independent oil and gas limited partnership that operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. Certain of the Company’s officers and directors were investors in Hallwood Energy.

Prior to the confirmation of Hallwood Energy’s bankruptcy plan of reorganization in Bankruptcy Court (discussed below) in October 2009, the Company had invested $61,481,000 in Hallwood Energy’s general partnership interest and Class A and Class C limited partnership interests. In addition, the Company loaned Hallwood Energy $13,920,000 in the form of convertible notes issued by Hallwood Energy. The Company accounted for the investment in Hallwood Energy using the equity method of accounting and recorded its pro rata share of Hallwood Energy’s net income (loss), partners’ capital transactions and comprehensive income (loss), as appropriate. In connection with Hallwood Energy’s bankruptcy reorganization, the Company’s general and limited partnership interests in Hallwood Energy were extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting.

Bankruptcy Reorganization by Hallwood Energy. In March 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or Brookwood.

In October 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. In addition, Hallwood Energy’s convertible notes, including those held by the Company, were subordinated to recovery in favor of HPI.

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

Equity Support Agreement. In connection with the then ongoing efforts to complete an Acquisition and Farmout Agreement entered into between Hallwood Energy and FEI Shale, L.P. (“FEI”), the Company loaned Hallwood Energy $2,961,000 in May 2008. Concurrent with the completion of the Acquisition and Farmout Agreement in June 2008, the Company entered into the Equity Support Agreement with Hallwood Energy under which the Company committed, under certain conditions, to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum of $12,500,000. The Company contributed $2,039,000 at the completion date (for a total amount of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances, under the terms of a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”) issued by Hallwood Energy in May 2008 and underwritten by the Company. In September 2008, the Company loaned $4,300,000 to Hallwood Energy pursuant to the Equity Support Agreement. An obligation and related additional equity loss were recorded in 2008 to the extent of the Company’s contingent commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in the amount of $3,201,000. The Company’s additional investments and contingent commitment to provide additional financial support, resulted in the recording of an equity loss in the year ended December 31, 2008 of $12,120,000.

The Equity Support Agreement terminated not later than October 2009 in connection with the confirmation of Hallwood Energy’s plan of reorganization. The Equity Support Agreement is no longer in effect, although (as previously discussed) the obligation to pay the remaining unpaid contingent commitment under the Equity Support Agreement, which is currently subject to litigation in the Adversary Proceeding, is $3,201,000.

Litigation. In connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. See Item 3. Legal Proceedings.

Liquidity and Capital Resources

General. The Company, through its Brookwood subsidiary, principally operates in the textile products segment. The Company’s cash position decreased by $290,000 during 2011 to $10,869,000 as of December 31, 2011. The principal source of cash in 2011 was $7,490,000 from the redemption of short-term investments. The primary uses of cash in 2011 were $5,437,000 used in operations (principally an increase in inventories) and $2,343,000 for property, plant and equipment principally at Brookwood.

The Company is dependent on fees, dividends and advances from Brookwood for its liquidity requirements. Brookwood’s ability to generate cash flow from operations will depend on its future performance, including the level and timing of military sales, and its ability to successfully implement business and growth strategies.

Textiles. Hallwood Group’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the military, consumer, industrial and medical markets. Brookwood had a $25,000,000 Working Capital Revolving Credit Facility with KeyBanc that was replaced by the $25,000,000 New Revolving Credit Facility with BB&T in March 2012, which has a maturity date of March 30, 2014. At both April 2, 2012 and December 31, 2011, Brookwood had approximately $22,879,000 of unused borrowing capacity on its revolving credit facilities.

Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval. Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of March 30, 2012, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

In the years ended December 31, 2011, 2010 and 2009, Brookwood paid cash dividends to the Company of $4,000,000, $4,000,000 and $4,500,000, respectively. In addition, Brookwood made tax sharing payments to the Company of $2,992,000, $10,434,000 and $7,751,000, respectively, under its tax sharing agreement. In the 2012 first quarter, Brookwood made dividend and tax sharing payments of $1,000,000 and $-0-, respectively. Future cash dividends and tax sharing payments are contingent upon Brookwood’s compliance with its loan covenants contained in the New Revolving Credit Facility. Under its former Working Capital Revolving Credit Facility, Brookwood’s total debt to total tangible net worth ratio of 0.30 at December 31, 2011 was increased slightly from 0.29 at December 31, 2010, and was substantially below the maximum allowable ratio of 1.50. Brookwood’s total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, for the trailing four quarters, of 0.25 at December 31, 2011 was increased from 0.07 at December 31, 2010, and was substantially below the maximum allowable ratio of 2.00. Due to a decline in military sales for the 2011 first quarter, Brookwood was unable to meet the financial covenant that requires income before taxes of at least $1 in each quarter. Brookwood’s unaudited loss before taxes for the 2011 first quarter was $299,000. Accordingly, in May 2011 Brookwood requested and received a waiver from KeyBanc for the income covenant. Brookwood noted an increased level of military orders in late March 2011 and into the subsequent 2011 periods and Brookwood reported income before taxes in excess of $1 in the 2011 second quarter, third quarter and fourth quarter, respectively, and was in compliance with its loan covenants for the 2011 remaining quarters.

Brookwood’s financial covenants at December 31, 2011 under the New Revolving Credit Facility, had such covenants been in place, were as follows:

(i)	ratio of total current assets to the sum of total current liabilities and the outstanding loan balance of 3.54 to 1.00, compared to the minimum allowable ratio of 1.40 to 1.00,

(ii)	ratio of total liabilities to tangible net worth of 0.30 to 1.00, compared to the maximum allowable ratio of 1.50 to 1.00,

(iii)	ratio of funded debt (as defined) to EBITDA for the trailing four quarters of 0.25 to 1.00, compared to the maximum allowable ratio of 2.75 to 1.00.

Brookwood continuously evaluates opportunities to reduce production costs and expand its manufacturing capacity and portfolio of products. Accordingly, Brookwood incurs capital expenditures to pursue such opportunities, as well as for environmental and safety compliance, building upgrades, energy efficiencies, and various strategic objectives. In the three years ended December 31, 2011, Brookwood met its capital expenditure and equipment maintenance requirements from its operating cash flows and availability under its former Working Capital Revolving Credit Facility. There were no material capital commitments as of December 31, 2011. It is anticipated that Brookwood’s future capital expenditure projects will be funded from operations and, if necessary, availability under its New Revolving Credit Facility. Brookwood estimates its 2012 capital expenditures will be within a range of $2,000,000 to $3,000,000.

Impact of Litigation on the Company’s Liquidity. The Company and its subsidiaries are involved in a number of litigation matters, as described in Item 3. Legal Proceedings, and have spent and will likely continue to spend significant amounts in professional fees in connection with the defense of its pending litigation matters. The court in the Adversary Proceeding has issued Proposed Findings proposing that the United States District Court award damages against the Company totaling approximately $18,700,000 plus prejudgment and postjudgment interest and attorneys’ fees as may be requested and awarded pursuant to a subsequent motion. The Proposed Findings (including the proposed monetary awards) are not final. The Company and each of the other parties has objected to various aspects of the Proposed Findings to the United States District Court, which will review the portions to which objections have been raised on a de novo basis. The Company intends to vigorously defend against the entry of any final judgment and would likely appeal any adverse final judgment to the extent it is able. The ability to appeal any adverse final judgment would be dependent on a number of factors, including the ability to post a bond in connection with the appeal of such judgment.

The Company does not currently have sufficient cash, directly or through Brookwood, to pay the amount of the damages proposed in the Proposed Findings. Payment by the Company of a significant judgment based on the Proposed Findings, if ultimately required, would have a material adverse effect on the Company, its financial position, results of operation and cash flows. Additionally, the Company’s insurance carrier for its directors and officers liability insurance policy has been released from any obligation it may have had to make any payments toward the resolution of the Adversary Proceeding. The Company’s ability to meet in cash a final judgment arising out of the Proposed Findings, including any requirement to post any supersedeas bond to appeal any such judgment or any agreed to cash settlement, would be dependent on the Company’s then available cash (approximately $6,700,000 at December 31, 2011, of which $1,800,000 was used in February 2012 to settle the Hallwood Energy litigation, except the Adversary Proceeding) and its ability to receive cash dividends or other advances from Brookwood. To pay any such cash dividends or advances to the Company above the permitted annual discretionary dividend not to exceed 50% of Brookwood’s net income, Brookwood has indicated that it would be required (pursuant to the terms of the New Revolving Credit Facility) to obtain consent from BB&T for such payments. The New Revolving Credit Facility provides for aggregate borrowings of up to $25,000,000, of which $2,121,000 was utilized at April 2, 2012. Brookwood has not requested BB&T to approve any such payments and does not intend to do so unless and until requested by the Company. If for any reason Brookwood is unable to pay a cash dividend or other advance to the Company, the Company would be required to seek alternative sources of funding. The Company has not yet determined what, if any, sources would be available to it, but will consider such alternatives as an additional or new facility or term loan and potential sales of assets or additional securities. No assurance can be given that any such additional sources of funding will be available to the Company. The aforementioned circumstances could have a material adverse effect on the Company’s financial position, results of operations and cash flows and raise substantial doubt about the Company’s ability to continue as a going concern.

Additionally, any payment of a dividend or advance by Brookwood to the Company is dependent on a number of other factors including the outcome of the Nextec Applications litigation matter relating to Brookwood (See Item 3. Legal Proceedings), approval of Brookwood’s board of directors, Brookwood’s ability to meet the requirements of the Delaware corporate laws for payment of dividends, and compliance with other applicable laws and requirements. As a result, no assurance can be given that these amounts will be available when needed or required.

Contractual Obligations and Commercial Commitments

The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of December 31, 2011 (in thousands):

	Payments Due During the Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Contractual Obligations
Long term debt	$—	$—	$2,000	$—	$—	$—	$2,000
Operating leases	678	444	364	364	212	—	2,062

Total	$678	$444	$2,364	$364	$212	$—	$4,062

The Company does not have any interest-bearing debt at December 31, 2011. Interest costs associated with Brookwood’s debt, which bears interest at variable rates, are not a material component of the Company’s consolidated expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the renewal of the revolving credit facility at its then loan balance as of December 31, 2011, are $36,000, for each of the years ending December 31, 2012 through December 31, 2016, respectively.

Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($13,956,000 at December 31, 2011). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of the cash dividends actually paid. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.

However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000. No amounts have been accrued under the plan.

Financial Covenants

Brookwood. The principal financial ratios required to be maintained under Brookwood’s former Working Capital Revolving Credit Facility as of December 31, 2011 and the end of the interim quarters are provided below:

		Quarters Ended in 2011
Description	Requirement	December 31,	September 30,	June 30,	March 31,
Total debt to tangible net worth	must be less than ratio of 1.50	0.30	0.34	0.31	0.29
Total funded debt to EBITDA	must be less than ratio of 2.00	0.25	0.21	0.28	0.12
Net income	must exceed $1	Yes	Yes	Yes	No

Brookwood was in compliance with its loan covenants under the Working Capital Revolving Credit Facility as of December 31, 2010 and for all quarterly periods during 2010 and 2009.

Due to a decline in military sales for the 2011 first quarter, Brookwood was unable to meet the financial covenant that requires income before taxes of at least $1 in each quarter. Brookwood’s unaudited loss before taxes for the 2011 first quarter was $299,000. Accordingly, in May 2011, Brookwood requested and received a waiver from KeyBanc for the income covenant for the 2011 first quarter. Brookwood received an increased level of military orders in late March 2011 and into the subsequent 2011 periods and reported income before taxes in excess of $1 in the 2011 second quarter, third quarter and fourth quarter, respectively, and was in compliance with its loan covenants for the three remaining 2011 quarters.

The principal financial ratios under Brookwood’s New Revolving Credit Facility, had such covenants been in place, were as follows:

Description	Requirement	December 31, 2011
Current assets to current liabilities plus loan balance	must be greater than ratio of 1.40	3.54
Total liabilities to tangible net worth	must be less than ratio of 1.50	0.30
Total funded debt to EBITDA	must be less than ratio of 2.75	0.25

Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the loan covenants in the New Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $59,970,000 and $60,596,000 as of December 31, 2011 and 2010, respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Special Purpose Entities

The Company has, in certain situations, created Special Purpose Entities (“SPE”). These SPEs were formed to hold title to specific assets and accomplish various objectives such as the facilitation of possible financing opportunities or at the request of lenders for the express purpose of strengthening the collateral for the loans by isolating (for Federal bankruptcy law purposes) the assets and liabilities of the SPE’s. In all cases and since their various formation dates, these wholly owned entities (including their assets, liabilities and results of operations) have been fully consolidated into the financial statements of the Company. The Company had no SPE’s in the three years ended December 31, 2011.

New Accounting Pronouncements

Accounting standard-setting organizations frequently issue new or revised accounting rules. Hallwood Group regularly reviews new pronouncements to determine their impact, if any, on Hallwood Group’s financial statements.

In June 2011, the Financial Accounting Standards Board (“ FASB”) issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Presentation of Comprehensive Income. This standard eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. It will require companies to report the total of comprehensive income including the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Hallwood Group adopted ASU 2011-05 in its annual financial statements for the year ended December 31, 2011. The adoption of ASU 2011-05 did not affect Hallwood Group’s financial position, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update No. 2011-09 (ASU 2011-09), Compensation – Retirement Benefits – Multiemployer Pans (Subtopic 715-80), Disclosures about an Employer’s Participation in a Multiemployer Plan. This standard requires an employer that participates in multiemployer pension plans to provide additional quantitative and qualitative disclosures in order to provide users with more detailed information about the employer’s involvement in multiemployer pension plans. In addition, this standard also includes changes in the disclosures required for multiemployer plans that provide postretirement benefits other than pensions. ASU 2011-09 is effective for Hallwood Group for the fiscal year ending after December 15, 2011. Hallwood Group has included the appropriate disclosures related to postretirement benefits in accordance with ASU 2011-09 in Note 18.

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

Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosures controls and procedures were effective.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period (fourth fiscal quarter ending December 31, 2011) covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors,” and “Procedures for Director Nominations” and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission. Additional information concerning the executive officers of the Company is included under “Item 1. Business—Executive Officers of the Company.”

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Reference is made to the “Index to Financial Statements and Schedules” appearing after the signature page hereof.

1.	Financial Statements.

Included in Part II, Item 8 of this report are the following

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2011 and 2010

Consolidated Statements of Operations, Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Income (Loss), Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows, Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

I. Condensed Financial Information of Registrant (Parent Company)

II. Valuation and Qualifying Accounts and Reserves

All other schedules are omitted since the required information is not applicable or is included in the consolidated financial statements or related notes.

3.	Exhibits.

(a) Exhibits.

	3.1	—	Second Restated Certificate of Incorporation, dated September 1, 1995 and related Certificates of Amendment to the Second Restated Certificate of Incorporation, dated May 12, 2004 and May 14, 2009, respectively, is incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 20, 2011, File No. 1-8303.

	3.2	—	Amended and Restated Bylaws of the Company and related Amendment to the Amended and Restated Bylaws, dated November 14, 2007, is incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2011, File No. 1-8303.

	10.1	—	Tax Sharing Agreement, dated as of March 15, 1989, between the Company and Brookwood Companies Incorporated is incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended July 31, 1989, File No. 1-8303.

*	10.2	—	Amended Tax-Favored Savings Plan Agreement of the Company, effective as of February 1, 1992, is incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

*	10.3	—	Hallwood Special Bonus Agreement, dated as of August 1, 1993, between the Company and all members of its control group that now, or hereafter, participate in the Hallwood Tax Favored Savings Plan and its related trust, and those employees who, during the plan year of reference are highly-compensated employees of the Company, is incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.

*	10.4	—	Financial Consulting Agreement, dated as of December 31, 1996, between the Company and Hallwood Investments Limited, formerly HSC Financial Corporation, is incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 1996, File No. 1-8303.

*	10.5	—	Amendment to Financial Consulting Agreement, dated as of May 16, 2001, between the Company and Hallwood Investments Limited is incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 1-8303.

*	10.6	—	Amendment to Financial Consulting Agreement, dated as of January 1, 2000, between the Company and Hallwood Investments Limited, is incorporated herein by refinance to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2000, File No. 1-8303.

	10.7	—	Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of January 30, 2004, by and among KeyBanc, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.

*	10.8	—	Amendment to Financial Consulting Agreement, dated March 10, 2004, by and between the Company and Hallwood Investments Limited, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.

*	10.9	—	Compensation Letter, dated May 11, 1998, between Brookwood Companies Incorporated and Amber M. Brookman is incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-8303.

*	10.10	—	Amendment to Financial Consulting Agreement, dated March 9, 2005, by and between the Company and Hallwood Investments Limited, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 1-8303.

	10.11	—	First Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2005, by and among KeyBanc, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarter ended March 31, 2005, File No. 1-8303.

*	10.12	—	The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated and Unit Agreement under the Plan between Amber M. Brookman and the Company, is incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company’s Form 8-K dated January 17, 2006, File No. 1-8303.

	10.13	—	Second Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2006, by and among KeyBanc, Brookwood Companies Incorporated and certain Subsidiaries, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2005, File No. 1-8303.

	10.14	—	Third Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of December 12, 2007, by and among KeyBanc, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 1-8303

*	10.15	—	Change in compensation payable to Amber Brookman is incorporated herein by reference to Item 5.02 to the Company’s Form 8-K dated March 15, 2007, File No. 1-8303.

*	10.16	—	First Amendment to The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated, dated June 19, 2007, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q for the period ended June 30, 2007, File No. 1-8303.

10.17	—	Fourth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of May 30, 2008, by and among KeyBanc, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the period ended June 30, 2008, File No. 1-8303.

10.18	—	Fifth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of October 23, 2009, by and among KeyBanc, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.26 to the Company’s Form 10-Q for the period ended September 30, 2009, File No. 1-8303.

10.19	—	Sixth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of September 30, 2010, by and among KeyBanc, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the period ended September 30, 2010, File No. 1-8303.

10.20	—	Loan Agreement, dated as of March 30, 2012 by and among Branch Banking and Trust Company, Brookwood Companies Incorporated and certain of its subsidiaries, filed herewith.

21	—	Active subsidiaries of the Registrant as of February 29, 2012, filed herewith.

31.1	—	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

31.2	—	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

**	Furnished electronically herewith. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Constitutes a compensation plan or agreement for executive officers

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

By:	/s/ Richard Kelley
Richard Kelley
Vice President — Finance
(Principal Financial and Accounting Officer)

Date: April 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of April 2012.

/s/ Richard Kelley	Vice President — Finance (Principal Financial and
(Richard Kelley)	Accounting Officer)

/s/ Anthony J. Gumbiner	Director and Chairman of the Board
(Anthony J. Gumbiner)	(Principal Executive Officer)

/s/ Charles A. Crocco, Jr.	Director
(Charles A. Crocco, Jr.)

/s/ M. Garrett Smith	Director
(M. Garrett Smith)

All other schedules are omitted since the required information is not applicable or is included in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Hallwood Group Incorporated

Dallas, Texas

We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements for the year ended December 31, 2011 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the award proposed by the court against the Company and the uncertainty related to the ongoing litigation raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are discussed in Note 16 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

April 2, 2012

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$10,869	$11,159
Marketable securities – short-term investments	—	7,490
Accounts receivable, net
Factors	17,487	14,043
Trade and other	8,174	8,916
Related parties	42	12
Inventories, net	24,980	19,136
Deferred income tax, net	4,788	1,597
Prepaids, deposits and other assets	934	700
Prepaid income taxes	1,027	1,093

	68,301	64,146
Noncurrent Assets
Property, plant and equipment, net	20,442	20,984
Other assets	162	147

	20,604	21,131

Total Assets	$88,905	$85,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,941	$7,996
Accrued expenses and other current liabilities	5,096	6,016
Payable – Hallwood Energy matters
Litigation reserve	9,300	—
Contingent additional investment in Hallwood Energy	3,201	3,201
Income taxes payable	10	27

	26,548	17,240
Noncurrent Liabilities
Long term portion of loans payable	2,000	2,000
Deferred income tax	1,217	566

	3,217	2,566

Total Liabilities	29,765	19,806
Contingencies and Commitments (Note 15)

Stockholders’ Equity
Common stock, $0.10 par value; authorized 10,000,000 shares;issued 2,396,105 shares for both periods;outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	20,604	26,935
Treasury stock, 870,939 shares for both periods; at cost	(13,404)	(13,404)

Total Stockholders’ Equity	59,140	65,471

Total Liabilities and Stockholders’ Equity	$88,905	$85,277

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues
Textile products sales	$139,499	$168,354	$179,554

Expenses
Textile products cost of sales	115,865	125,881	128,812
Administrative and selling expenses	23,343	26,317	25,110
Litigation charge – Hallwood Energy matters	9,300	—	—

	148,508	152,198	153,922

Operating income (loss)	(9,009)	16,156	25,632

Other Income (Loss)
Interest expense	(105)	(301)	(252)
Interest and other income	37	10	36

	(68)	(291)	(216)

Income (loss) before income taxes	(9,077)	15,865	25,416
Income tax expense (benefit)	(2,746)	5,985	8,361

Net Income (Loss)	$(6,331)	$9,880	$17,055

Net Income (Loss) Per Common Share
Basic	$(4.15)	$6.48	$11.18

Diluted	$(4.15)	$6.48	$11.18

Weighted Average Shares Outstanding
Basic	1,525	1,525	1,525

Diluted	1,525	1,525	1,525

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Net Income (Loss)	$(6,331)	$9,880	$17,055

Other Comprehensive Income (Loss)
None	—	—	—

Comprehensive Income (Loss)	$(6,331)	$9,880	$17,055

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

(Amounts in thousands)

			Additional Paid-In Capital	Retained Earnings	Treasury		Total Stockholders’ Equity
	Common Stock				Stock
	Shares	Par Value			Shares	Cost
Balance, January 1, 2009	2,396	$240	$51,425	$—	871	$(13,404)	$38,261

Net income				17,055			17,055
Excess tax benefits from share-based payments arrangements	—	—	275	—	—	—	275

Balance, December 31, 2009	2,396	240	51,700	17,055	871	(13,404)	55,591
Net income				9,880	—	—	9,880

Balance, December 31, 2010	2,396	240	51,700	26,935	871	(13,404)	65,471
Net loss				(6,331)			(6,331)

Balance, December 31, 2011	2,396	$240	$51,700	$20,604	871	$(13,404)	$59,140

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,331)	$9,880	$17,055
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Litigation reserve – Hallwood Energy matters	9,300	—	—
Deferred tax expense (benefit)	(2,540)	667	2,120
Depreciation, amortization and impairment	2,471	2,263	2,325
Provision (recovery) for obsolete inventory	205	(184)	313
Provision for doubtful accounts and factor dilution	(62)	(148)	—
Excess tax benefits from share-based payment arrangements	—	—	(275)
Changes in assets and liabilities:
(Increase) decrease in inventories	(6,049)	4,640	(2,131)
(Increase) decrease in accounts receivable	(2,670)	15,387	(16,455)
Increase (decrease) in accounts payable	1,359	(6,525)	3,627
Increase (decrease) in accrued expenses and other current liabilities	(920)	(401)	823
Net change in other assets and liabilities	(249)	(87)	88
Net change in income taxes receivable/payable	49	(2,142)	1,147

Net cash provided by (used in) operating activities	(5,437)	23,350	8,637
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property, plant and equipment, net	(2,343)	(7,089)	(3,102)
Proceeds from redemption of short-term investments	7,500	340	—
Investments of short-term investments	(10)	(7,830)	—

Net cash provided by (used in) investing activities	5,147	(14,579)	(3,102)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	2,000	11,745	54,551
Repayments of revolving credit facility	(2,000)	(16,195)	(58,512)
Repayment of other bank borrowings and loans payable	—	—	(27)
Redemption of redeemable preferred stock	—	(1,000)	—
Excess tax benefits from share-based payment arrangements	—	—	275

Net cash provided by (used in) financing activities	—	(5,450)	(3,713)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(290)	3,321	1,822
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,159	7,838	6,016

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,869	$11,159	$7,838

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies

The Hallwood Group Incorporated (the “Company”) (NYSE Amex: HWG), was incorporated in Delaware in 1981 and operates as a holding company. The Company operates its principal business in the textile products industry through its wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, the “Hallwood Group”).

Textile Products. Textile products operations are conducted through Brookwood. Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

Brookwood principally operates as a converter, finisher and laminator in the textile industry, which processes fabrics at its plants, located in Rhode Island and Connecticut, or by contracting with independent finishers. Brookwood is one of the largest coaters of woven nylons in the United States of America. Brookwood is known for its extensive, in-house expertise in high-tech fabric development and is a major supplier of specialty fabric to U.S. military contractors. Brookwood produces fabrics that meet standards and specifications set by both government and private industry, which are used by military, consumer and industrial customers. Brookwood has two principal subsidiaries at December 31, 2011:

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

Textile products operations accounted for all of Hallwood Group’s operating revenues in the three years ended December 31, 2011. See Note 5 for additional information on Brookwood.

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

Investments in Financial Instruments. In the 2011 first quarter, the Company opened an investment account with UBS AG, a global financial services firm, and intended to transfer a significant portion of the cash it holds from time to time to the UBS account to invest. As of March 30, 2012, no funds have been transferred into the UBS account. Because of the current pending Adversary Proceeding, the Company does not currently intend to transfer funds into the UBS account, but may reconsider this matter after the Adversary Proceeding is concluded. See Note 15.

Significant accounting policies, which are in accordance with accounting principles generally accepted in the United States of America, are as follows:

Principles of Consolidation

The Company fully consolidates all of its subsidiaries and accounted for the investment in Hallwood Energy using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Revenue Recognition

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

Brookwood may receive instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory for delivery at a later date. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and identifies the inventory as separate from Brookwood’s inventory. Generally, a customer provides such instructions to accommodate its lack of available storage space for inventory. This practice is customary in the textile industry and with respect to certain Brookwood customers. In these cases, the Brookwood customer either dictates delivery dates at the time the order is placed or when the customer has not specified a fixed delivery date, the customer owns the goods and has asked Brookwood to keep them in the warehouse. For all of its “bill and hold” sales, Brookwood has no future obligations, the customer is billed when the product is ready for shipment and expected to pay under standard billing and credit terms, regardless of the actual delivery date, and the inventory is identified and not available for Brookwood’s use. The gross margins on the bill and hold sales held by Brookwood at the end of each of the three years ended December 31, 2011 were not material.

Carrying Value of Investments

Investments are recorded at fair value determined as of the date acquired. Thereafter, for less than 50% owned investments, the equity method of accounting is utilized where Hallwood Group exercises significant influence over the investee’s operating and financial policies.

Impairment of Investments

Investments that are accounted for under the equity method of accounting are reviewed for impairment when the fair value of the investment is believed to have fallen below its carrying value. When such a decline is deemed other than temporary, an impairment charge is recorded to the statement of operations for the difference between the investment’s carrying value and its estimated fair value at the time. In making the determination as to whether a decline is other than temporary, Hallwood Group considers such factors as the duration and extent of the decline, the investee’s financial performance, and Hallwood Group’s ability and intention to retain its investment for a period that will be sufficient to allow for any anticipated recovery in the investment’s market value. However, a decline in the quoted market price below the carrying amount or the existence of operating losses is not necessarily indicative of a loss in value that is other than temporary. All are factors to be evaluated. Differing assumptions could affect whether an investment is impaired. At least annually, Hallwood Group performs impairment reviews and determines if a writedown is required.

As application of the equity method of accounting resulted in the carrying value of the Company’s investment in Hallwood Energy to be reduced to zero in the year ended December 31, 2009, an impairment review was not required for the investments in Hallwood Energy. The Company’s ownership interests in Hallwood Energy were extinguished in October 2009 when the Bankruptcy Court confirmed the plan of reorganization of the debtors.

In prior years, the Company’s evaluation of its investment in Hallwood Energy contained assumptions including (i) an evaluation of reserves using assumptions commonly used in the industry, some of which were not the same as are required by the SEC to be used for financial reporting purposes; (ii) realization of fair value for various reserve categories based upon Hallwood Energy’s historical experience; and (iii) value per acre in a potential sale transaction, based upon acreage owned in productive areas with shale characteristics similar to acreage previously sold and other sale activity of acreage with shale formations.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2011, Hallwood Group does not hold any investments that are accounted for under the equity method of accounting.

Impairment of Long-Lived Assets.

Management reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Unforeseen events and changes in circumstances and market conditions could negatively affect the fair value of a long-lived asset and result in an impairment charge. In the event such indicators exist for a long-lived asset held for use, if undiscounted cash flows before interest charges are less than carrying value, the long-lived asset is written down to estimated fair value. For assets held for sale, these assets are carried at the lower of cost or estimated sales price less costs of sale. Fair value is the amount at which the long-lived asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques. Significant assumptions used in this process depend upon the nature of the long-lived asset, but would include an evaluation of the future business opportunities, sources of competition, advancement of technology and its impact on patents and processes and the level of expected operating expenses.

Depreciation and Amortization

Depreciation of textile products buildings, equipment and improvements is computed on the straight-line method. Buildings and improvements are depreciated over a period of 15 to 25 years. Equipment is depreciated over a period of 3 to 10 years.

Income Taxes

Hallwood Group files a consolidated federal income tax return. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences, and the amount of net operating loss carryforwards and tax credits, if any, reduced by a valuation allowance as considered appropriate. Provision is made for deferred taxes relating to temporary differences in the recognition of income and expense for financial reporting.

Hallwood Group accounts for income taxes in accordance with FASB ASC Topic 740 “Accounting for Income Taxes”. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Hallwood Group evaluated and determined that as of December 31, 2011 there were no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax years ended December 31, 2008 through 2011, the tax years which remain subject to examination by major tax jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Hallwood Group may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event the Company incurs interest and/or penalties, they will be classified in the financial statements as interest expense or administrative and selling expense, respectively.

Allowance for Doubtful Accounts

Brookwood provides for estimated credit losses by establishing an allowance for doubtful accounts through a charge to earnings. Actual losses may reduce, and subsequent recoveries may increase, the allowance. Management’s periodic evaluation of the allowance for credit losses is based upon an analysis of the portfolio, historical loss experience, economic conditions and trends, collateral values and other relevant factors.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventories

Inventories at Brookwood are valued at the lower of cost (first-in, first-out or specific identification method) or market. Inventories are reviewed and adjusted for changes in market value based on assumptions related to past and future demand and worldwide and local market conditions. If actual demand and market conditions vary from those projected by management, adjustments to lower of cost or market value may be required. Inventory levels, usage and age are evaluated and inventories are adjusted to net realizable value on a quarterly basis.

Cash and Cash Equivalents

Hallwood Group considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Hallwood Group is exposed to potential risks associated with its cash and cash equivalents. Hallwood Group places its cash and cash equivalents with high credit quality financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand and, therefore, Hallwood Group believes the financial risks associated with these financial instruments are minimal.

Marketable Securities

Hallwood Group’s marketable securities consisted of variable-rate demand notes and were classified as available-for-sale securities. Variable-rate demand notes are considered highly liquid and although the variable-rate demand notes have long-term nominal maturity dates, the interest rates generally reset weekly. Despite the long-term nature of the variable-rate demand notes, Hallwood Group believes that it has the ability to quickly liquidate these securities, which have an embedded put option that allows the bondholder to sell the security at par plus accrued interest.

Investments in available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income in the consolidated balance sheet. Investments, which included the variable-rate demand notes, in which Hallwood Group has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term.

Contingencies

From time to time, the Company, its subsidiaries, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions in which it or its affiliated entities participated. Hallwood Group accrues for losses associated with contingencies when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Estimating probable losses requires the assessment of multiple outcomes that often depends on management’s judgments, with assistance from legal counsel. The final resolution of these contingencies could result in losses different from such accruals, if any.

Hallwood Group expenses professional fees and other costs associated with litigation matters as incurred.

Environmental Remediation Costs

Hallwood Group accrues for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Hallwood Group management is not aware of any environmental remediation obligations which would significantly affect the operations, financial position or cash flows of Hallwood Group.

Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Comprehensive Income

Other comprehensive income items are revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are excluded from current period net income (loss) and reflected as a component of stockholders’ equity. Hallwood Group records a pro rata share of comprehensive income items reported by its investments accounted for using the equity method of accounting, if any.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Concentration of Credit Risk

The financial instruments of its wholly owned subsidiaries, principally Brookwood, which potentially subject Hallwood Group to concentration of credit risk, consist principally of accounts receivable. Brookwood grants credit to customers based on an evaluation of the customer’s financial condition. Exposure to losses on receivables is principally dependent on each customer’s financial condition. Brookwood controls its exposure to credit risks through credit approvals, credit limits and monitoring procedures and the use of factors.

Per Common Share Calculations

Basic income (loss) per common share was computed by dividing net income (loss) by the weighted average shares outstanding. Diluted income (loss) per common share was computed by dividing net income (loss) by the weighted average of shares and potential shares outstanding. The Company had no potential dilutive common shares to be considered in the three years ended December 31, 2011.

Liquidity

The Company, through its Brookwood subsidiary, principally operates in the textile products segment. The Company is dependent on fees, dividends and advances from Brookwood for its liquidity requirements. Brookwood’s ability to generate cash flow from operations will depend on its future performance, including the level and timing of its military sales, and its ability to successfully implement business and growth strategies. Hallwood Group’s performance will also be affected by the outcome of its litigation matters and prevailing economic conditions. Many of these factors are beyond Hallwood Group’s control. Refer to Note 16 for a further discussion of liquidity matters.

Subsequent Events

Hallwood Group recognizes the effects of events or transactions that occur after the balance sheet date but before financial statements are issued, referred to as subsequent events, if there is evidence that conditions related to the subsequent event existed at the balance sheet date, including the impact of such events on management’s estimates and assumptions used in preparing the financial statements. Other significant subsequent events that are not recognized in the financial statements, if any, are disclosed in the notes to Hallwood Group’s consolidated financial statements.

New Accounting Pronouncements

Accounting standard-setting organizations frequently issue new or revised accounting rules. Hallwood Group regularly reviews new pronouncements to determine their impact, if any, on Hallwood Group’s financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Presentation of Comprehensive Income. This standard eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. It will require companies to report the total of comprehensive income including the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Hallwood Group adopted ASU 2011-05 in its annual financial statements for the year ended December 31, 2011. The adoption of ASU 2011-05 did not affect Hallwood Group’s financial position, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update No. 2011-09 (ASU 2011-09), Compensation – Retirement Benefits – Multiemployer Pans (Subtopic 715-80), Disclosures about an Employer’s Participation in a Multiemployer Plan. This standard requires an employer that participates in multiemployer pension plans to provide additional quantitative and qualitative disclosures in order to provide users with more detailed information about the employer’s involvement in multiemployer pension plans. In addition, this standard also includes changes in the disclosures required for multiemployer plans that provide postretirement benefits other than pensions. ASU 2011-09 is effective for Hallwood Group for the fiscal year ending after December 15, 2011. Hallwood Group has included the appropriate disclosures related to postretirement benefits in accordance with ASU 2011-09 in Note 18.

Note 2 — Cash, Cash Equivalents and Marketable Securities

Hallwood Group’s cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2011
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents
Cash	$5,621	$—	$—	$5,621
Available for-sale-securities:
Money market funds	5,248	—	—	5,248

Total cash and cash equivalents	$10,869	$—	$—	$10,869

Marketable Securities
Short-term investments
Variable-rate demand notes	$—	$—	$—	$—

	December 31, 2010
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents
Cash	$5,909	$—	$—	$5,909
Available for-sale-securities:
Money market funds	5,250	—	—	5,250

Total cash and cash equivalents	$11,159	$—	$—	$11,159

Marketable Securities
Short-term investments
Variable-rate demand notes	$7,490	$—	$—	$7,490

There were no unrealized gains or losses for the variable rate demand notes because of the frequent resetting nature of such notes. Variable-rate demand notes are considered highly liquid and although the variable-rate demand notes have long-term nominal maturity dates, the interest rates generally reset weekly. Despite the long-term nature of the variable-rate demand notes, they were classified as short-term due to Hallwood Group’s ability to quickly liquidate these securities at par plus accrued interest with seven-day notice. The variable-rate demand notes held at December 31, 2010 were sold at par during 2011 in connection with Brookwood’s recurring operations.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3 — Inventories

All inventories relate to Brookwood. Inventories as of the balance sheet dates were as follows (in thousands):

	December 31,
	2011	2010
Raw materials	$7,727	$6,356
Work in progress	5,796	4,782
Finished goods	11,457	7,998

Total	$24,980	$19,136

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 — Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2011	2010
Machinery and office equipment and furniture	$30,999	$30,806
Buildings and improvements	11,620	11,291
Leasehold improvements	1,549	1,549
Construction in progress	2,366	976
Land	1,352	1,352

	47,886	45,974
Less: Accumulated depreciation	(27,444)	(24,990)

Total	$20,442	$20,984

During 2011, 2010 and 2009, Hallwood Group, wrote off $17,000, $52,000 and $321,000, respectively, of fully depreciated assets.

Depreciation, amortization and impairment expense for each of the three years ended December 31, 2011 was $2,471,000, $2,263,000 and $2,325,000, respectively.

Note 5 — Operations of Brookwood Companies Incorporated

Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval. Commissions paid to factors were approximately $591,000, $718,000 and $841,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Factored receivables were $17,487,000 and $14,043,000 at December 31, 2011 and 2010, which were net of a returned goods dilution allowance of $63,000 and $114,000, respectively.

Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of March 30, 2012, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Trade receivables were $8,031,000 and $8,387,000 at December 31, 2011 and 2010, which were net of an allowance for doubtful accounts of $118,000 and $129,000, respectively. The trade receivable balance at December 31, 2011 and 2010 included approximately $1,643,000, which was the balance remaining related to fabric sold in two products to a Brookwood customer that supplies the U.S. military for which payment had been delayed due to a pending compliance issue (see also Note 15). Brookwood resolved the issue with respect to one of the products and received payment at full value in 2009. Resolution with respect to the second product with one of the procurement entities was achieved and Brookwood received payment at full value of $3,242,000 in October 2010. Resolution with the final procurement entity was reached in the 2011 fourth quarter, and Brookwood received payment at full value of $1,643,000 in January 2012.

Sales Concentration. Brookwood has two customers who accounted for more than 10% of Brookwood’s sales in one or more of the three years ended December 31, 2011. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in each of the three years ended December 31, 2011. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $13,916,000, $51,637,000 and $60,994,000 in 2011, 2010 and 2009, respectively, which represented 10.0%, 30.7% and 34.0% of Brookwood’s sales. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2009. Brookwood’s relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $5,324,000, $14,375,000 and $24,598,000 in 2011, 2010 and 2009, respectively, which represented 3.8%, 8.5% and 13.7% of Brookwood’s sales.

Military sales were $73,906,000, $114,266,000 and $130,103,000 in 2011, 2010 and 2009, respectively, which represented 53.0%, 67.9% and 72.5% of Brookwood’s sales. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Flood at Kenyon Facility. In March 2010, Kenyon was affected by the general flooding that took place in the State of Rhode Island and in particular from the Pawcatuck River. Kenyon was closed for a period of seven days after which it reinstituted production of unaffected production lines. Only certain production lines were affected and production capacity was restored within a few weeks. Brookwood filed claims with its insurance carriers, through its Kenyon subsidiary. Brookwood recognized the $100,000 insurance policy deductible in the 2010 second quarter and has received from its carriers $1,235,000 for its building and contents claims, including $229,000 received in 2011. Brookwood also filed a claim under its business interruption insurance policy and received $150,000 in July 2011 from its carrier in satisfaction of its claim, which was recognized as a recovery in the 2011 second quarter. No additional amounts are due.

Purchase of Connecticut Production Facility. In May 2010, Brookwood Laminating completed the purchase of its Connecticut production facility pursuant to the exercise of an option contained in its lease agreement. The purchase price of $3,200,000 was funded with operating cash flows.

Research and Development. Research and development expenses were approximately $677,000 in 2011, $936,000 in 2010 and $835,000 in 2009.

Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At December 31, 2011, cumulative dividends in arrears on the preferred stock amounted to approximately $456,000.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($13,956,000 at December 31, 2011). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.

However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000. No amounts have been accrued under this plan.

Note 6 — Investments in Hallwood Energy, L.P.

Hallwood Energy was a privately held independent oil and gas limited partnership that operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. Certain of the Company’s officers and directors were investors in Hallwood Energy.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to the confirmation of Hallwood Energy’s plan of reorganization in Bankruptcy Court (discussed below) in October 2009, the Company had invested $61,481,000 in Hallwood Energy’s general partnership interest and Class A and Class C limited partnership interests. In addition, the Company loaned Hallwood Energy $13,920,000 in the form of convertible notes issued by Hallwood Energy. The Company accounted for the investment in Hallwood Energy using the equity method of accounting and recorded its pro rata share of Hallwood Energy’s net income (loss), partner capital transactions and comprehensive income (loss), as appropriate. In connection with Hallwood Energy’s bankruptcy reorganization, the Company’s general and limited partnership interests in Hallwood Energy were extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting.

Bankruptcy Reorganization by Hallwood Energy. In March 2009, Hallwood Energy, Hallwood Energy Management, LLC (the general partner of Hallwood Energy, “HEM”) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or Brookwood.

In October 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. In addition, Hallwood Energy’s convertible notes, including those held by the Company, were subordinated to recovery in favor of Hall Phoenix/Inwood, Ltd (“HPI”), the secured lender to and an investor in Hallwood Energy.

Litigation. In connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties have filed lawsuits and had threatened to assert additional claims against the Company and certain related parties alleging actual, compensatory and exemplary damages in excess of $200,000,000, based on purported breach of contract, fraud, breach of fiduciary duties, neglect, negligence and various misleading statements, omissions and misrepresentations. See Note 15.

In one of these matters, the Adversary Proceeding, the court has issued the Proposed Findings proposing that damages be awarded against the Company totaling approximately $18,700,000 plus prejudgment and postjudgment interest and attorney’s fees as may be requested and awarded pursuant to a subsequent motion. The Proposed Findings (including the proposed monetary awards) are not final. As a result of the Proposed Findings, the Company recorded a charge of $7,500,000 in its statement of operations and its balance sheet as a noncash accrual under Hallwood Energy matters – Litigation Reserve in the Adversary Proceeding, in addition to the $3,201,000 that was previously recorded in connection with the Equity Support Agreement discussed below for a total reserve of $10,701,000 at December 31, 2011 for the Adversary Proceeding.

In the remaining Hallwood Energy litigation matters, effective February 14, 2012, the Company and certain other parties entered into a Confidential Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”). The Settlement Agreement effectively settles the claims by HPI, the Trustee of the Hallwood Energy I Creditors’ Trust, and their related parties (the “Plaintiffs”) against the Company and its related parties, other than the claims in the Adversary Proceeding, in which the Bankruptcy Court issued the Proposed Findings.

The terms of the Settlement Agreement includes the payment by the Company of $1,800,000, in addition to payments by other defendants and the Company’s insurance carrier for its directors and officers liability insurance policy. Under the Settlement Agreement, the Plaintiffs release the Company, its current and former directors and officers, the former directors and officers of the general partner of Hallwood Energy, L.P. and various entities related to the foregoing persons from all claims asserted in or relating to (i) Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4, Ltd. v. The Hallwood Group Incorporated et al. in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03358; (ii) Ray Balestri, Trustee of the Hallwood Energy I Creditor’s Trust v. Anthony J. Gumbiner, et al. in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03263; and (iii) another suit in which the Company is not named as a party, and any other claims based on the facts alleged in the foregoing matters or that could have been alleged in the foregoing matters, other than the claims against the Company asserted in the Adversary Proceeding or any claims required to enforce any final judgment entered against the Company in the Adversary Proceeding. Similarly, the defendants release the Plaintiffs from all claims based on the facts alleged in the foregoing matters or that could have been alleged in the for foregoing matters, other than any claims or defenses the defendants may have in the Adversary Proceeding.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The parties entered into the Settlement Agreement for a number of reasons, including to save time and expense, to ensure available insurance proceeds could be used toward the settlement of the disputed claims rather than the payment of expenses and legal fees, and otherwise to resolve the litigation claims. The defendants continue to believe that the claims asserted against them in the lawsuits had no merit and their agreement to settle and compromise those claims should not be deemed as an admission of any liability, wrongdoing, or fault.

At December 31, 2011, the Company recorded a charge of $1,800,000 in its statement of operations and balance sheet under Hallwood Energy matters – Litigation Reserve for the full value of the Company’s payment required by the Settlement Agreement. The Company paid the settlement amount to the plaintiffs on February 15, 2012.

The Adversary Proceeding remains pending. The United States District Court is reviewing the objections that have been filed by all parties in the case on a de novo basis and will eventually accept the Proposed Findings, decline to adopt the Proposed Findings and issue its own findings, or accept some of the Proposed Findings while declining to adopt the remaining Proposed Findings and issuing its own findings in their place. The District Court may also revise the damage awards. The Company does not know when the United States District Court will issue its decision or enter a final judgment.

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

Equity Support Agreement. In connection with the then ongoing efforts to complete an Acquisition and Farmout Agreement entered into between Hallwood Energy and FEI Shale, L.P. (“FEI”), the Company loaned Hallwood Energy $2,961,000 in May 2008. Concurrent with the completion of the Acquisition and Farmout Agreement in June 2008, the Company entered into an equity support agreement (the “Equity Support Agreement”) with Hallwood Energy under which the Company committed, under certain conditions, to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum of $12,500,000. The Company contributed $2,039,000 at the completion date (for a total amount of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances, under the terms of a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”) issued by Hallwood Energy in May 2008 and underwritten by the Company. In September 2008, the Company loaned $4,300,000 to Hallwood Energy pursuant to the Equity Support Agreement. An obligation and related additional equity loss were recorded in 2008 to the extent of the Company’s contingent commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in the amount of $3,201,000. The Company’s additional investments and contingent commitment to provide additional financial support, resulted in the recording of an equity loss in the year ended December 31, 2008 of $12,120,000.

The Equity Support Agreement terminated not later than October 2009 in connection with the confirmation of Hallwood Energy’s plan of reorganization. The Equity Support Agreement is no longer in effect, although (as previously discussed) the obligation to pay the remaining unpaid contingent commitment under the Equity Support Agreement, which is currently subject to litigation in the Adversary Proceeding, is $3,201,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 — Loans Payable

Loans payable, all of which relate to Brookwood, at the balance sheet dates were as follows (in thousands):

	December 31,
	2011	2010
Working Capital Revolving Credit Facility, refinanced March 2012	$2,000	$2,000
Current portion	—	—

Noncurrent portion	$2,000	$2,000

Working Capital Revolving Credit Facility. The Company’s Brookwood subsidiary had a revolving credit facility in an amount up to $25,000,000 with KeyBanc (the “Working Capital Revolving Credit Facility”). Borrowings were collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The interest rate was a blended rate of 1.78% and 3.02% at December 31, 2011 and 2010, respectively. The outstanding balance was $2,000,000 at December 31, 2011 and Brookwood had $22,879,000 of borrowing availability under this facility, which was net of a standby letter of credit for $121,000.

In October 2009, Brookwood entered into an amendment to this facility to extend the term to January 31, 2011, with an increase in the interest rate, at Brookwood’s option, of KeyBanc’s Base Rate, typically Prime Rate, + 1.25% or LIBOR + 2.75%. Previously, the facility had a maturity date of January 31, 2010 and an interest rate, at Brookwood’s option, of Prime, or LIBOR + 1.25%—1.75%. In September 2010, Brookwood entered into an amendment to this facility, to extend the term to January 31, 2014. The interest rate payable on the facility was dependent on the leverage ratio, as defined, and can vary from LIBOR + 1.50%—2.00% and KeyBanc’s Base Rate, typically prime rate + 0.50%—1.00%, at Brookwood’s option. The principal amount of $25,000,000 and the loan covenants were not changed.

Loan Covenants. The Working Capital Revolving Credit Facility contained various loan covenants including a covenant that provided for a maximum total debt to tangible net worth ratio of 1.50 and a covenant that Brookwood shall maintain a quarterly minimum income before taxes of not less than one dollar. In October 2009, an additional covenant was added that provided for a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, for the trailing four quarters, of not greater than 2.00 to be calculated on a quarterly basis.

As of December 31, 2011 and for the quarters ended September 30, 2011 and June 30, 2011 and as of December 31, 2010 and for all quarterly periods during 2010 and 2009, Brookwood was in compliance with its principal loan covenants.

Due to a decline in military sales for the 2011 first quarter, Brookwood was unable to meet the financial covenant that requires income before taxes of at least $1 in each quarter. Brookwood’s unaudited loss before taxes for the 2011 first quarter was $299,000. Accordingly, in May 2011, Brookwood requested and received a waiver from KeyBanc for the income covenant for the 2011 first quarter. Brookwood received an increased level of military orders in late March 2011 and into the subsequent 2011 periods, and reported income before taxes in the 2011 second quarter, third quarter and fourth quarter, respectively, and was in compliance with its loan covenants for the three remaining 2011 quarters.

New Revolving Credit Facility entered into in March 2012. On March 30, 2012, Brookwood and its subsidiaries entered into a loan agreement by and among Brookwood, its subsidiaries and Branch Banking and Trust Company (“BB&T”) (the “New Revolving Credit Facility”). The New Revolving Credit Facility replaces the Working Capital Revolving Credit Facility.

The New Revolving Credit Facility provides for borrowings of up to $25,000,000 and is secured by a first lien on substantially all of the assets of Brookwood. The New Revolving Credit Facility has a maturity date of March 30, 2014. On April 2, 2012, Brookwood borrowed $2,000,000 under this new facility to repay outstanding amounts due under the Working Capital Revolving Credit Facility.

The interest rate payable on the New Revolving Credit Facility is dependent on a leverage ratio, as defined, and can vary from LIBOR plus 1.00% to 2.00%. If BB&T is not a primary factor of Brookwood, then the interest rates will be increased by 0.40%.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The terms of the New Revolving Credit Facility provide that the facility may be used for refinancing existing indebtedness, providing for working capital and financing on-going capital expenditures.

The New Revolving Credit Facility contains customary representations, warranties and affirmative covenants on behalf of Brookwood and also contains negative covenants that, among other things, prohibit Brookwood from, without obtaining prior BB&T written consent and with certain exceptions: (i) permitting liens (other than customary liens) to exist on any of its properties; (ii) incurring other debt other than accounts payable to trade creditors incurred in the ordinary course of business and factors; (iii) making capital expenditures in excess of $5,000,000 in any year; (iv) purchasing substantially all the assets of another entity; (v) entering into new leases except operating leases for machinery and equipment that do not in the aggregate require payments in excess of $250,000 in any year and real estate leases in the ordinary course of business; (vi) paying dividends, or acquiring any of its stock, other than (a) annual payments to the Company for tax sharing obligations, and (b) annual discretionary dividends to the Company not to exceed 50% of Brookwood’s net income for such year; (vii) making loans or advances to, or guaranties for the benefit of, any person; and (viii) disposing of its assets or properties except in the ordinary course of its business.

The loan agreement also requires Brookwood to satisfy certain financial covenants on the last day of each fiscal quarter, including maintaining:

(i)	a ratio of total current assets to the sum of total current liabilities and the outstanding loan balance of not less than 1.40 to 1.00.

(ii)	a ratio of total liabilities to tangible net worth of not greater than 1.50 to 1.00. Tangible net worth is defined as net worth, plus obligations contractually subordinated to debts owed to BB&T, minus goodwill, contract rights, and assets representing claims on stockholders or affiliated entities.

(iii)	a ratio of funded debt (as defined) to EBITDA (earnings before interest, taxes, depreciation and amortization) for the trailing four quarters of not greater than 2.75 to 1.00.

Brookwood would have been in compliance with such covenants, had they been in effect at December 31, 2011

Payments of Dividends. During the term of the Working Capital Revolving Credit Facility, Brookwood submitted a quarterly loan compliance certificate to KeyBanc and concurrently requested the bank’s consent to pay cash dividends and tax sharing payments to the Company. Brookwood paid to the Company dividends of $1,000,000 in each of February 2011, May 2011, September 2011 and November 2011. The Company’s ability to meet in cash a final judgment arising out of the Proposed Findings, including any requirement to post any supersedeas bond to appeal any such judgment or any agreed to cash settlement, would be dependent on the Company’s then available cash (approximately $6,700,000 at December 31, 2011 of which $1,800,000 was used in February 2012 to settle the Hallwood Energy litigation, except the Adversary Proceeding) and its ability to receive cash dividends or other advances from Brookwood. To pay any such cash dividend or advance to the Company above the permitted annual discretionary dividend not to exceed 50% of Brookwood’s net income, Brookwood has indicated that it would be required (pursuant to the terms of the New Revolving Credit Facility) to obtain consent from BB&T for such payments. Brookwood has not requested BB&T to approve any such payments and does not intend to do so unless and until requested by the Company and approved by Brookwood’s board of directors. Any such payments or advances would also be contingent upon Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements. If for any reason Brookwood is unable to pay a cash dividend or other advance to the Company, the Company would be required to seek alternative sources of funding. The Company has not yet determined what, if any, sources would be available to it, but will consider such alternatives as an additional or new facility or term loan and potential sales of assets or additional securities. No assurance can be given that any such additional sources of funding will be available to the Company.

Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the New Revolving Credit Facility loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $59,970,000 and $60,596,000 at December 31, 2011 and 2010, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Schedule of Maturities. Maturities of loans payable for the next five years and thereafter are presented below (in thousands):

Years Ending December 31,	Amount
2012	$—
2013	—
2014	2,000

Total	$2,000

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

Note 9 — Stockholders’ Equity

Common Stock. Under its Second Restated Certificate of Incorporation, the Company is authorized to issue 10,000,000 shares of common stock. The Company has issued 2,396,105 common shares as of December 31, 2011. No new common shares have been issued during the three years ended December 31, 2011.

Preferred Stock. Under its Second Restated Certificate of Incorporation, the Company is authorized to issue 500,000 shares of preferred stock, par value $0.10 per share, and did issue 250,000 shares of redeemable Series B Preferred Stock, which were redeemed in July 2010.

Treasury Stock. No treasury stock transactions occurred during the three years ended December 31, 2011.

Stock Options. The Company had no stock option activity (grants, exercises, forfeitures or reacquisitions) during the three years ended December 31, 2011. The Company former stock option plan expired in 2005 and no stock options are available for issuance.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 — Income Taxes

Following is a schedule of the income tax expense (benefit) (in thousands):

	Years Ended December 31,
	2011	2010	2009
Federal
Current	$(623)	$4,578	$5,377
Deferred	(2,569)	239	2,549

Sub-total	(3,192)	4,817	7,926

State
Current	416	740	1,144
Deferred	30	428	(429)

Sub-total	446	1,168	715

Foreign
Current	—	—	(280)

Total	$(2,746)	$5,985	$8,361

Reconciliations of the expected tax expense (benefit) at the statutory tax rate to the recorded tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Expected tax expense (benefit) at the statutory tax rate	$(3,086)	$5,553	$8,895
State taxes	289	512	1,994
Permanent items	50	(424)	(546)
Other	1	(52)	(120)
Increase (decrease) in deferred state tax asset valuation allowance	—	396	(1,680)
Foreign taxes	—	—	(182)

Recorded tax expense (benefit)	$(2,746)	$5,985	$8,361

The net deferred tax asset for the Company was $3,571,000 and $1,031,000 at December 31, 2011 and 2010, respectively. At December 31, 2011, the net deferred tax asset was comprised of temporary differences, including $3,162,000 related to loss reserves on litigation matters and $1,088,000 associated with the Company’s investment in Hallwood Energy.

The income tax benefit for 2011 was due to the book losses associated with the loss reserve of $9,300,000 for the Hallwood Energy litigation matters, the corporate administrative expenses, partially offset by operating income from Brookwood.

For 2010 and 2009, the Company’s taxable income was principally attributable to operating income from Brookwood, partially offset by corporate administrative expenses.

The Company fully utilized its remaining federal net operating loss carryforward and alternative minimum tax credits and reported taxable income of $16,839,000 on its federal income tax return for the year ended December 31, 2009, principally attributable to operating income from Brookwood.

The Company had a federal income tax receivable of $821,000 and $473,000 at December 31, 2011 and 2010, respectively, and net state taxes receivable of $195,000 and $593,000 at December 31, 2011 and 2010, respectively. The 2011 federal income tax receivable is principally due to the carryback of the 2011 federal net operating loss to 2009.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial statement deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2009, the Company determined that the tax loss carryforwards related to Arkansas and Louisiana in the amount of $1,680,000, which had been fully reserved, would never be realized and, accordingly, no deferred tax asset or related valuation allowance was reported for these carryforwards. In addition, at December 31, 2009, the Company determined that, the deferred tax assets related to Texas would be realized and did not record a valuation allowance. However, at December 31, 2010, the Company determined that based upon events occurring in 2010, it was more likely than not that the $396,000 tax credit related to Texas would not be realized. Accordingly, at December 31, 2010, the Company recorded a valuation allowance of $396,000 related to the Texas deferred tax asset. There was no change in the valuation allowance of $396,000 for the year ended December 31, 2011.

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The Company’s net deferred tax asset consisted of the following deferred tax assets and liabilities (in thousands):

	Deferred Tax Asset, Net
	December 31, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Equity in earnings of Hallwood Energy	$1,088	$—	$1,120	$—
Reserves recorded for financial statement purposes and not for tax purposes	4,063	—	762	—
Tax credits – state	396	—	396	—
Other	—	3	6	—
Fixed assets	—	1,577	—	857

Deferred tax assets and liabilities	5,547	$1,580	2,284	$857

Less: Deferred tax liabilities	(1,580)		(857)

	3,967		1,427

Less: Valuation allowance	(396)		(396)

Deferred tax asset, net	$3,571		$1,031

Note 11 — Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

Supplemental schedule of non-cash investing and financing activities.

	Years Ended December 31,
	2011	2010	2009
Accrued capital expenditures in accounts payable and accrued expenses Amount at year end	$130	$544	$728

Supplemental disclosures of cash payments.

Income taxes paid (refunded)	$(249)	$7,476	$5,089

Interest paid	$85	$297	$254

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 — Computation of Income (Loss) Per Common Share

The following table reconciles weighted average shares outstanding from basic to diluted and reconciles net income (loss) used in the computation of income (loss) per share for the basic and diluted methods (in thousands):

	Years Ended December 31,
	2011	2010	2009
Weighted Average Shares Outstanding

Basic and diluted	1,525	1,525	1,525

Net Income (Loss)

Basic and diluted	$(6,331)	$9,880	$17,055

For the three years ended December 31, 2011, there were no outstanding stock options. No shares were excluded from the calculation of diluted earnings per share.

Note 13 — Fair Value of Financial Instruments

The following table summarizes the valuation of the Company’s financial instruments based upon the inputs used to measure fair value in the three levels of the fair value hierarchy as of December 31, 2011 and 2010.

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities

•	Level 2 – Quoted prices for similar assets or liabilities in active markets or inputs that are observable;

•	Level 3 – Inputs that are unobservable.

	December 31, 2011
	Level 1	Level 2	Level 3
Cash Equivalents
Money market funds	$5,248	$—	$—

Marketable Securities
Short-term investments
Variable-rate demand notes	—	—	—

Total	$5,248	$—	$—

	December 31, 2010
	Level 1	Level 2	Level 3
Cash Equivalents
Money market funds	$5,250	$—	$—

Marketable Securities
Short-term investments
Variable-rate demand notes	—	7,490	—

Total	$5,250	$7,490	$—

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Management reviewed the carrying value of its loans payable in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Management determined that the estimated fair value of the loans payable would be approximately $2,022,000 and $2,000,000 at December 31, 2011 and 2010, compared to the carrying value of $2,000,000 and $2,000,000, respectively.

The fair value information presented as of December 31, 2011 and 2010 is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

Note 14 — Related Party Transactions

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

A summary of the fees and expenses related to HIL and Mr. Gumbiner is detailed below (in thousands):

	Years Ended December 31,
	2011	2010	2009
Consulting fees	$996	$996	$996
Office space and administrative services	303	267	240
Travel and other expenses	187	203	171

Total	$1,486	$1,466	$1,407

In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. No such services were performed, nor compensation earned, in the three years ended December 31, 2011. The Company recognizes a proportionate share of such compensation and expenses, if any, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three years ended December 31, 2011, HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the Dallas office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the years ended December 31, 2011, 2010 and 2009, the HIL-related companies reimbursed the Company $99,000, $110,000 and $100,000, respectively, for such expenses.

Hallwood Energy. Prior to July 31, 2009, Hallwood Energy shared common offices, facilities and certain staff in the Company’s Dallas office and Hallwood Energy was obligated to reimburse the Company for its allocable share of the expenses and certain direct expenses. For the years ended December 31, 2011, 2010 and the 2009, Hallwood Energy reimbursed the Company $-0-, $-0- and $70,000, respectively, for such expenses. Hallwood Energy completed its move from the office space by July 31, 2009 and no longer shares such expenses.

Note 15 — Litigation, Contingencies and Commitments

Litigation. From time to time, the Company, its subsidiaries, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions in which it or its affiliated entities participated. Although the Company does not believe that the results of any of these matters are likely to have a material adverse effect on its financial position, results of operations or cash flows, except as described below, it is possible that any of the matters could result in material liability. In addition, Hallwood Group has spent and will likely continue to spend significant amounts in professional fees and other associated costs in connection with these matters. Hallwood Group expenses professional fees and other costs associated with litigation matters as incurred.

In July 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that Brookwood infringed five United States patents pertaining to internally-coated webs. In October 2007, The Hallwood Group Incorporated was dismissed from the lawsuit. Nextec later added additional patents to the lawsuit. After a number of motions, only two patents remain in the action and are being asserted against the process and machine for making defendants’ Agility Storm-Tec X-Treme and Eclipse Storm-Tec X-Treme fabrics, which constitute two levels of the Military’s Extended Cold Weather Clothing System. Nextec is seeking a permanent injunction as well as damages in an amount to be determined at trial. Separately, Brookwood filed requests for reexamination by the United States Patent and Trademark Office of the remaining patent claims at issue in the litigation. The United States Patent and Trademark Office has granted the reexamination requests and issued first office actions rejecting all the reexamined patent claims as unpatentable over the prior art of record. Nextec will have an opportunity to respond to the Patent Office and eventually to appeal any final decision by the Patent Office. Brookwood intends to vigorously defend against all remaining claims. Trial on this matter is currently scheduled to begin on April 30, 2012. While Brookwood believes it possesses valid defenses to these claims, due to the nature of litigation, the ultimate outcome of this case is indeterminable at this time.

Hallwood Energy. In March 2009, Hallwood Energy, HEM (the general partner of Hallwood Energy) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or Brookwood.

In October 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished the Company’s interest in Hallwood Energy’s general partnership and limited partnership interests. In addition, Hallwood Energy’s convertible notes, including those held by the Company, were subordinated to recovery in favor of Hall Phoenix/Inwood, Ltd (“HPI”), the secured lender to and an investor in Hallwood Energy.

The confirmed plan of reorganization in the Hallwood Energy bankruptcy proceeding also created a creditors’ trust that was authorized to pursue various claims against the Company, its officers, directors and affiliates and Hallwood Energy’s officers and directors, including claims assigned to the creditors’ trust by HPI.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adversary Proceeding. On March 30, 2009, Hallwood Energy filed an adversary proceeding against the Company seeking a judgment for $3,200,000. The case was originally styled as Hallwood Energy, L.P. v. The Hallwood Group Incorporated, Adversary No. 09-03082, and was brought in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. This dispute arose in connection with an Acquisition and Farmout Agreement entered into between Hallwood Energy and FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., in June 2008, The Company and Hallwood Energy entered into an Equity Support Agreement dated June 9, 2008 under which the Company agreed, under certain conditions, to contribute to Hallwood Energy up to $12,500,000, in consideration for which the Company would receive equity or debt securities of Hallwood Energy. As of February 25, 2009, the Company had contributed $9,300,000 to Hallwood Energy pursuant to the Equity Support Agreement. On that date, Hallwood Energy demanded that the Company fund the $3,200,000, which the Company did not do.

Following the commencement of litigation, HPI and FEI intervened in the lawsuit and filed their respective complaints in intervention. In their complaints, they alleged that the Company’s failure to fund $3,200,000 under the Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000. FEI claimed that, in addition to not paying the $3,200,000, the Company defrauded FEI and tortiously interfered with its rights under the Acquisition and Farmout Agreement, and it sought approximately $38,000,000 in additional damages. In their second amended complaint, HPI and the trustee for the creditors’ trust contended that the additional damage was at least $20,000,000 based on the alleged failure of the Company to fund the $3,200,000, which allegedly caused FEI to not fund $20,000,000 due under the Farmout Agreement between Hallwood Energy and FEI. HPI and the trustee also asserted that the Company was liable for exemplary damages of $100,000,000 on account of its failure to fund the last $3,200,000 under the Equity Support Agreement. In the second amended complaint, HPI and the trustee had named as additional defendants Hallwood Family (BVI) L.P., Hallwood Investments Limited, Hallwood Company Limited, the Hallwood Trust, Hallwood Financial Limited and Brookwood Companies Incorporated contending that the additional defendants are liable to the plaintiffs under allegations requesting the remedy of substantive consolidation. On May 5, 2010, the Court dismissed with prejudice the substantive consolidation claim and abuse of the bankruptcy process against all parties, resulting in the Company remaining as the sole Defendant. In light of the Court’s disposition of the theories advanced in the second amended complaint, the adversary proceeding was now styled as Ray Balestri, Trustee of the Hallwood Energy I Creditors’ Trust, as successor in interest to Hallwood Energy, L.P., Plaintiffs and FEI Shale L.P. and Hall Phoenix/Inwood Ltd., Plaintiffs in Intervention vs. The Hallwood Group Incorporated, Defendant; Adversary No. 09-03082-SGJ (the “Adversary Proceeding”). The trial took place over a 13 day period from October 2010 to December 2010 and was followed with the Bankruptcy Court’s proposed findings in July 2011.

On July 25, 2011, the Bankruptcy Court issued the Proposed Findings of Fact, Conclusions of Law and Judgment Awarding Various Monetary Damages (the “Proposed Findings”). The court proposed that the United States District Court award damages of $3,200,000 for the Company’s alleged breach of the Equity Support Agreement, to be allocated among the three plaintiffs and damages of $15,485,714 to FEI, for the Company’s alleged tortious interference with the Farmout Agreement, and, in the alternative, for the Company’s alleged fraud in failing to disclose to FEI that the Company allegedly did not intend to fund the remaining obligation under the Equity Support Agreement, plus prejudgment and postjudgment interest and attorneys’ fees as may be requested and awarded pursuant to subsequent motions and hearings. With respect to the issue of fraud by nondisclosure, the Bankruptcy Court proposed a finding that the Company (i) failed to disclose a belief that the Equity Support Agreement could legally be treated as terminated, (ii) failed to disclose its alleged intention not to fund the final $3,200,000 under the Equity Support Agreement and (iii) orchestrated an alleged misimpression that Hallwood Energy was not contemplating bankruptcy while planning Hallwood Energy’s bankruptcy and how to use FEI’s funding in a Hallwood Energy bankruptcy against FEI’s wishes. The court also proposed that the District Court reject HPI and the trustee’s claim that the Company’s failure to fund the $3,200,000 caused FEI to not fund $20,000,000 under the Farmout Agreement, that the District Court reject HPI and the trustee’s claim that the Company tortiously interfered with certain contractual rights, and that the District Court reject HPI and the trustee’s claim for exemplary or punitive damages. The Bankruptcy Court’s Proposed Findings (including the proposed monetary awards) are not final. The United States District Court is reviewing the objections that have been filed by all parties in the case on a de novo basis and will eventually accept the Proposed Findings, decline to adopt the Proposed Findings and issue its own findings, or accept some of the Proposed Findings while declining to adopt the remaining Proposed Findings and issuing its own findings in their place. The District Court may also revise the damage awards. The Company does not know when the United States District Court will issue its decision or enter a final judgment.

As a result of Proposed Findings in the Adversary Proceeding, the Company believes that for accounting purposes it is probable that a liability has been incurred and that an estimate of the amount of the loss for accounting purposes may be made. Accordingly, taking into consideration the Company’s objections to the Proposed Findings, the Company reserved $7,500,000 at June 30, 2011. As no new information has become available regarding the outcome of the litigation, the Company does not believe the reserve related to the Adversary Proceeding should be changed at December 31, 2011. This noncash, accrued reserve of $7,500,000 is reported in the Company’s balance sheet under “Hallwood Energy matters—Litigation reserve”, in addition to the

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$3,201,000 that was previously recorded in connection with the Equity Support Agreement, for a total reserve of $10,701,000 at December 31, 2011 for the Adversary Proceeding. This reserve amount has been established in consultation with the Company’s litigation counsel in the Hallwood Energy litigation, based on their best judgment of the probabilities of success related to, among other factors, the objections filed by the Company and the adverse parties. However, the actual results of litigation cannot be predicted with any certainty and the amount of the Company’s liability may exceed any estimates or reserves.

Other Litigation Claims. On August 3, 2009, the Company was served with a complaint in Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4, Ltd. v. The Hallwood Group Incorporated, et al. filed in the 298th District of Texas, No. 09-09551. The other defendants included Anthony J. Gumbiner, the Chairman and Chief Executive Officer of the Company, Bill Guzzetti, the President of the Company, certain affiliates of Mr. Gumbiner and certain officers of Hallwood Energy. The complaint alleged that the defendants defrauded plaintiffs in connection with plaintiffs acquiring interests in and providing loans to Hallwood Energy and sought unspecified actual and exemplary damages. On September 15, 2010, Ray Balestri, Trustee of the Hallwood Energy I Creditors Trust, intervened in this proceeding and added certain of the Company’s officers, directors, and an employee as defendants. The complaint alleged, among other things, claims against the defendants for breach of fiduciary duties, gross negligence and willful misconduct and sought indeterminable actual and exemplary damages. On November 5, 2010, this case was removed to the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03358. As discussed below, in February 2012, this claim was settled.

On July 30, 2010, Hallwood Energy’s trustee filed a complaint captioned Ray Balestri, Trustee of the Hallwood Energy I Creditor’s Trust v. Anthony J. Gumbiner, et al in the Dallas County Court at Law No. 4, No. CC-10-05212D. The other defendants include certain current and former directors, officers and employees of the Company, certain of Hallwood Energy’s former officers and directors, as well as outside legal counsel. The complaint alleged, among other things, claims against the defendants for breach of fiduciary duties, gross negligence and willful misconduct and sought unspecified actual and exemplary damages. This case was removed to the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03263. As discussed below, in February 2012, this claim was settled with respect to all parties except outside legal counsel.

Settlement in February 2012 of Litigation Claims other than Adversary Proceeding. Effective February 14, 2012, the Company and certain other parties entered into a Confidential Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”). The Settlement Agreement settles the claims by HPI, the Trustee of the Hallwood Energy I Creditors’ Trust, and their related parties (the “Plaintiffs”) against the Company and its related parties other than the Adversary Proceeding in which the Bankruptcy Court issued the Proposed Findings.

The terms of the Settlement Agreement include the payment by the Company of $1,800,000, in addition to payments by other defendants and the Company’s insurance carrier for its directors and officers liability insurance policy. Under the Settlement Agreement, the Plaintiffs released the Company, its current and former directors and officers, the former directors and officers of the general partner of Hallwood Energy, L.P. and various entities related to the foregoing persons from all claims asserted in or relating to (i) Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4, Ltd. v. The Hallwood Group Incorporated et al. in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03358; (ii) Ray Balestri, Trustee of the Hallwood Energy I Creditor’s Trust v. Anthony J. Gumbiner, et al. in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03263; and (iii) another suit in which the Company is not named as a party, and any other claims based on the facts alleged in the foregoing matters or that could have been alleged in the foregoing matters, other than the claims against the Company asserted in the Adversary Proceeding or any claims required to enforce any final judgment entered against the Company in the Adversary Proceeding. Similarly, the defendants released the Plaintiffs from all claims based on the facts alleged in the foregoing matters or that could have been alleged in the foregoing matters, other than any claims or defenses the defendants may have in the Adversary Proceeding.

The parties entered into the Settlement Agreement for a number of reasons, including to save time and expense, to ensure available insurance proceeds could be used toward the settlement of the disputed claims rather than the payment of expenses and legal fees, and otherwise to resolve the litigation claims. The defendants continue to believe that the claims asserted against them in the lawsuits had no merit and their agreement to settle and compromise those claims should not be deemed as an admission of any liability, wrongdoing, or fault.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2011, the Company recorded a reserve of $1,800,000 in its statement of operations and balance sheet under Hallwood Energy matters – Litigation Reserve for the full value of the Company’s payments required by the Settlement Agreement. The Company paid the settlement amount to the Plaintiffs on February 15, 2012. The Adversary Proceeding remains pending and the Proposed Findings are being reviewed by the United States District Court, along with objections all parties have made to the Proposed Findings. The District Court will eventually accept the Proposed Findings, decline to adopt the Proposed Findings and issue its own findings, or accept some of the Proposed Findings while declining to adopt the remaining Proposed Findings and issuing its own findings in their place. The District Court may also revise the damage awards. The Company does not know when the United States District Court will issue its decision or enter a final judgment.

Claim Filed by Company with Insurance Carrier for Directors’ and Officers’ Liability Insurance Policy. Prior to entering into the Settlement Agreement, the Company incurred significant legal fees and associated costs in connection with these legal matters. The Company filed claims with the insurance carrier for the directors’ and officers’ liability insurance policies maintained by the Company for reimbursement of those legal fees and costs. The aggregate limit for each policy year under the Company’s policies has been $10,000,000. The insurance carrier has taken the position that all of the claims asserted in the Hallwood Energy litigation relate to the 2008 – 2009 policy year.

The Company received reimbursement of legal fees and associated costs of approximately $257,000 and $1,373,000 in the years ended December 31, 2011 and 2010, respectively, which were recorded as expense recoveries in administrative and selling expenses. Additionally, the insurance carrier paid legal fees and associated costs on behalf of other defendants in connection with the Hallwood Energy litigation matters other than the Adversary Proceeding. Significant additional costs in excess of insurance reimbursements have been incurred by the Company and on behalf of the other defendants.

In connection with the Settlement Agreement, the insurance carrier agreed to make a payment to the Plaintiffs and received a release and full discharge from any further payments for the Hallwood Energy litigation. Accordingly, the Company does not have insurance coverage available to satisfy any judgment that may be rendered in connection with the Proposed Findings. The insurance carrier is also not reimbursing the Company for the legal fees and costs associated with the Adversary Proceeding.

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

The Company’s Brookwood subsidiary is subject to a number of environmental laws, regulations, licenses and permits and has ongoing discussions with environmental regulatory authorities, including the U.S. Environmental Protection Agency (the “EPA”), the Rhode Island Department of Health (“RIDOH”), the Rhode Island Department of Environmental Management (“RIDEM”) and the Connecticut Department of Energy and Environmental Protection (“CTDEEP”) on a number of matters, including compliance with safe drinking water rules and wastewater discharge and treatment regulations, the control of chemicals used in the companies’ coating operations that are classified as air pollutants, the presence of groundwater and soil contaminants at the companies’ facilities, the removal of underground storage tanks, and hazardous waste management

From time to time Brookwood and its subsidiaries have paid fines or penalties for alleged failure to comply with certain environmental requirements, which did not exceed $100,000 in the aggregate during the three years ended December 31, 2011. In addition, Brookwood and its subsidiaries have entered into various settlements and agreements with the regulatory authorities requiring the companies to perform certain tests, undertake certain studies, and install remedial facilities. Brookwood and its subsidiaries incurred capital expenditures to comply with environmental regulations of approximately $136,000, $488,000, and $-0- in the years ended December 31, 2011, 2010 and 2009, respectively. In addition, Brookwood and its subsidiaries regularly incur expenses associated with various studies and tests to monitor and maintain compliance with diverse environmental requirements.

Other Contingencies. In May 2009, one of Brookwood’s suppliers advised Brookwood that shipments to Brookwood during the period from September 2008 to April 2009 of a quantity of greige fabric from the supplier incorporated some fiber that was not of domestic origin in some yarn from the vendor. The fabric in question was ordered to fill contracts in support of the United States military, was required to be domestic and is subject to the preference for domestic source required flow down provisions of

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Department of Defense Supplement to the Federal Acquisition Regulations implementing the provisions of 10 USC 2533a. Brookwood’s suppliers have advised that the greige fabric containing the non-compliant yarn was supplied inadvertently to Brookwood in limited quantity. Brookwood has determined that this yarn affects two of their greige products. Brookwood advised its affected customers and the United States military of this circumstance. Brookwood resolved the issue with respect to one of the products and received payment at full value in 2009. Resolution with respect to the second product with one of the procurement entities was achieved and Brookwood received payment at full value of $3,242,000 in October 2010. Resolution with the final procurement entity was reached in the 2011fourth quarter, and Brookwood received payment at full value of $1,643,000 in January 2012.

Commitments. Total lease expense for noncancelable operating leases was $835,000, $870,000 and $1,227,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company leases certain buildings and equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. The Company shares certain executive office facilities with HIL and certain of its affiliates and Hallwood Energy (until July 2009) and pays a proportionate share of the lease expense.

At December 31, 2011, aggregate minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more than one year, were as follows (in thousands):

Years ending December 31,	Amount
2012	$678
2013	444
2014	364
2015	364
2016	212
Thereafter	—

Total	$2,062

Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($13,956,000 at December 31, 2011. The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.

However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction is completed in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000. No amounts have been accrued under this plan.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 – Impact of Litigation on Liquidity

The Company and its subsidiaries are involved in a number of litigation matters, as described in Note 15, and have spent and will likely continue to spend significant amounts in professional fees in connection with the defense of its pending legal matters. The court in the Adversary Proceeding has issued Proposed Findings proposing that the United States District Court award damages against the Company totaling approximately $18,700,000 plus prejudgment and postjudgment interest and attorneys’ fees as may be requested and awarded pursuant to a subsequent motion. The Proposed Findings (including the proposed monetary awards) are not final. The Company and each of the other parties has objected to various aspects of the Proposed Findings to the United States District Court, which will review the portions to which objections have been raised on a de novo basis. The Company intends to vigorously defend against the entry of any final judgment and would likely appeal any adverse final judgment to the extent it is able. The ability to appeal any adverse final judgment would be dependent on a number of factors, including the ability to post a bond in connection with the appeal of such judgment.

The Company does not currently have sufficient cash, directly or through Brookwood, to pay the amount of the damages proposed in the Proposed Findings. Payment by the Company of a significant judgment based on the Proposed Findings, if ultimately required, would have a material adverse effect on the Company, its financial position, results of operation and cash flows. Additionally, the Company’s insurance carrier for its directors and officers liability policy has been released from any obligation it may have had to make any payments toward the resolution of the Adversary Proceeding. The Company’s ability to meet in cash a final judgment arising out of the Proposed Findings, including any requirement to post any supersedeas bond to appeal any such judgment or any agreed to cash settlement, would be dependent on the Company’s then available cash (approximately $6,700,000 at December 31, 2011, of which $1,800,000 was used in February 2012 to settle the Hallwood Energy litigation, except the Adversary Proceeding) and its ability to receive cash dividends or other advances from Brookwood. To pay any such cash dividends or advances to the Company above the permitted annual discretionary dividend not to exceed 50% of Brookwood’s net income, Brookwood has indicated that it would be required (pursuant to the terms of the New Revolving Credit Facility) to obtain consent from BB&T for such payments. The New Revolving Credit Facility provides for aggregate borrowings of up to $25,000,000, of which $2,121,000 was utilized at April 2, 2012. Brookwood has not requested BB&T to approve any such payments and does not intend to do so unless and until requested by the Company. If for any reason Brookwood is unable to pay a cash dividend or other advance to the Company, the Company would be required to seek alternative sources of funding. The Company has not yet determined what, if any, sources would be available to it, but will consider such alternatives as an additional or new facility or term loan and potential sales of assets or additional securities. No assurance can be given that any such additional sources of funding will be available to the Company.

Additionally, any payment of a dividend or advance by Brookwood to the Company is dependent on a number of other factors including the outcome of the Nextec Applications litigation matter relating to Brookwood (See Note 15), approval of Brookwood’s board of directors, Brookwood’s ability to meet the requirements of the Delaware corporate laws for payment of dividends, and compliance with other applicable laws and requirements. As a result, no assurance can be given that these amounts will be available when needed or required.

The aforementioned circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 — Segment and Related Information

The Company operates as a holding company with its principal business in the textile products industry through its Brookwood subsidiary.

The following represents the Company’s reportable amounts by business segment, as of and for the three years ended December 31, 2011 (in thousands):

	Textile Products	Other	Consolidated
Year Ended December 31, 2011

Total revenue from external sources	$139,499		$139,499

Operating income (loss)	$5,635	$(14,644)	$(9,009)

Other income (loss), net	$(78)	$10	(68)

Income (loss) before income taxes			$(9,077)

Identifiable assets, December 31, 2011	$72,109		$72,109
Cash allocable to segment	4,126	$6,743	10,869

Segment assets	$76,235		82,978

Corporate assets		$5,927	5,927

Total assets, December 31, 2011			$88,905

Depreciation, amortization and impairments	$2,448	$23	$2,471

Capital expenditures/acquisitions	$2,343	$—	$2,343

Year Ended December 31, 2010

Total revenue from external sources	$168,354		$168,354

Operating income (loss)	$24,601	$(8,445)	$16,156

Other income (loss), net	$(267)	$(24)	(291)

Income before income taxes			$15,865

Identifiable assets, December 31, 2010	$71,852		$71,852
Cash allocable to segment	5,743	$5,416	11,159

Segment assets	$77,595		83,011

Corporate assets		$2,266	2,266

Total assets, December 31, 2010			$85,277

Depreciation, amortization and impairments	$2,232	$31	$2,263

Capital expenditures/acquisitions	$7,077	$12	$7,089

Year Ended December 31, 2009

Total revenue from external sources	$179,554		$179,554

Operating income (loss)	$32,323	$(6,691)	$25,632

Other income (loss), net	$(252)	$36	(216)

Income before income taxes			$25,416

Identifiable assets, December 31, 2009	$78,650		$78,650
Cash allocable to segment	1,330	$6,508	7,838

Segment assets	$79,980		86,488

Corporate assets		$1,952	1,952

Total assets, December 31, 2009			$88,440

Depreciation and amortization	$2,293	$32	$2,325

Capital expenditures/acquisitions	$3,069	$33	$3,102

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18 — Employee Benefit Retirement Plans

The Company maintains a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The plan provides that (i) eligible employees may contribute up to 15% of their compensation to the plan; (ii) the Company’s matching contribution is discretionary, to be determined annually by the Company’s Board of Directors; and (iii) excludes highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits. Amounts contributed by employees are 100% vested and non-forfeitable. The Company’s matching contributions, which were 50% of its employees’ contributions up to the first 6% contributed, for each of the three years ended December 31, 2011, vest at a rate of 20% per year of service and become fully vested after five years. Brookwood has a separate 401(k) plan for its non-union employees, which is similar to the Company’s plan. Aggregate contributions to the plans for the years ended December 31, 2011, 2010 and 2009, respectively, were $319,000, $311,000 and $300,000, respectively.

Brookwood’s union employees belong to a multi-employer pension fund maintained by their union, pension plan of the National Retirement Fund (the “Plan”). Brookwood currently contributes $127 per month effective June 2011 ($122 per month prior to June 2011, $120 per month prior to June 2010, $117 per month prior to March 2010 and $114 per month prior to March 2009), per employee to the fund. Total contributions for the years ended December 31, 2011, 2010 and 2009 were $371,000, $358,000 and $341,000, respectively.

The Plan was certified by the Plan’s actuary as being in “critical” status for the plan year beginning January 1, 2010. The Plan qualified for the Special Funding Rules made available by the Pension Relief Act of 2010 for the 2009 and 2010 Plan years. Brookwood agreed and incorporated in the renewal of the collective bargaining agreement with the union, effective March 1, 2010, to participate in the Plan’s Rehabilitation Plan. Brookwood increased its contribution rates effective June 2010 (which are included in the monthly contribution amounts noted above) with additional increases occurring annually each June toward the Plan’s Rehabilitation Plan

There would likely be a withdrawal liability in the event Brookwood withdraws from its participation in the Plan. For the Plan’s fiscal year 2010, Brookwood’s withdrawal liability was reported by the Plan’s actuary to be $965,000. As of March 30, 2012 Brookwood had not considered withdrawal from the Plan.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19 — Summary of Quarterly Financial Information (Unaudited)

Results of operations by quarter for the years ended December 31, 2011 and 2010 are summarized below (in thousands, except per share amounts):

	Year Ended December 31, 2011
	March 31	June 30	September 30	December 31
Operating revenues	$26,769	$36,699	$37,649	$38,382
Other income (loss)	(9)	(10)	(20)	(29)
Gross profit	3,575	7,583	7,533	4,943
Income (loss) before income taxes	(1,580)	(5,259)	632	(2,870)
Net income (loss)	(996)	(3,527)	350	(2,158)
Per share data:
Net income (loss)
Basic	(0.65)	(2.31)	0.23	(1.42)
Diluted	(0.65)	(2.31)	0.23	(1.42)

	Year Ended December 31, 2010
	March 31	June 30	September 30	December 31
Operating revenues	$47,150	$47,927	$36,771	$36,506
Other income (loss)	(60)	(52)	(87)	(92)
Gross profit	14,477	13,556	8,317	6,123
Income (loss) before income taxes	8,121	7,525	869	(650)
Net income (loss)	5,250	4,796	407	(573)
Per share data:
Net income (loss)
Basic	3.44	3.14	0.27	(0.38)
Diluted	3.44	3.14	0.27	(0.38)

Year ended December 31, 2011. In connection with the Hallwood Energy litigation matters discussed in Note 15, the Company recorded loss reserves of $7,500,000 and $1,800,000 in the 2011 second quarter and fourth quarter, respectively.

Year ended December 31, 2010. Fluctuations in quarterly results were impacted by various factors, including the level and timing of military sales.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS

(in thousands)

	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$6,739	$5,412
Deferred income tax, net	4,720	1,556
Tax receivable from subsidiary	355	1,552
Prepaid federal income tax	821	473
Receivables and other current assets	276	106

	12,911	9,099

Noncurrent Assets
Investments in subsidiaries	60,022	60,648
Other noncurrent assets	60	83

	60,082	60,731

Total Assets	$72,993	$69,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Payable – Hallwood Energy matters
Litigation reserve	$9,300	$—
Contingent additional investment in Hallwood Energy	3,201	3,201
Accounts payable and accrued expenses	219	612
Income taxes payable	10	27

	12,730	3,840

Noncurrent Liabilities
Deferred income tax, net	1,123	519

Total Liabilities	13,853	4,359

Stockholders’ Equity
Common stock	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	20,604	26,935
Treasury stock, at cost	(13,404)	(13,404)

Total Stockholders’ Equity	59,140	65,471

Total Liabilities and Stockholders’ Equity	$72,993	$69,830

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Revenues	$—	$—	$—

Expenses
Litigation reserve – Hallwood Energy matters	9,300	—	—
Administrative expenses	5,335	8,439	6,683

	14,635	8,439	6,683

Operating Loss	(14,635)	(8,439)	(6,683)

Other Income (Loss)
Equity in net income of subsidiaries	3,365	15,768	20,559
Interest and other income	10	10	36
Interest expense	—	(34)	—

	3,375	15,744	20,595

Income (loss) before income taxes	(11,260)	7,305	13,912
Income tax expense (benefit)	(4,929)	(2,575)	(3,143)

Net Income (Loss)	$(6,331)	$9,880	$17,055

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Net Income (Loss)	$(6,331)	$9,880	$17,055

Other Comprehensive Income (Loss)
None	—	—	—

Comprehensive Income (Loss)	$(6,331)	$9,880	$17,055

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,336	$(86)	$1,621

CASH FLOWS FROM INVESTING ACTIVITIES
Return of (additional) investment in subsidiaries	(9)	(6)	(8)

Net cash (used in) provided by investing activities	(9)	(6)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of redeemable preferred stock	—	(1,000)	—

Net cash (used in) financing activities	—	(1,000)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,327	(1,092)	1,613
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,412	6,504	4,891

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,739	$5,412	$6,504

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

(in thousands)

Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

	Years Ended December 31,
Description	2011	2010	2009
None

Supplemental disclosures of cash payments.

Income taxes paid (refunded)	$(208)	$5,994	$4,266

Interest paid	$—	$34	$—

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Schedule I, Condensed Financial Information of Registrant, is to be included in Securities and Exchange Commission (“SEC”) filings when restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets at the end of the latest fiscal year. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with loan covenants in Brookwood’s New Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $59,970,000 at December 31, 2011 and exceed 25% of the Company’s consolidated net assets.

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

Note 2 — Dividends From Subsidiary

The Company received dividends from its Brookwood subsidiary of $4,000,000, $4,000,000 and $4,500,000 in 2011, 2010 and 2009, respectively. The Company also received a dividend payment of $1,000,000 in February 2012.

Note 3 — Litigation, Contingencies and Commitments

See Note 15 to the consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance, Beginning of Year	Charged to (Recovery of) Costs and Expenses	Charged (Recovery) to Other Accounts	Deductions	Balance, End of Year
Textile Products
Allowance for losses – accounts receivable
Year ended December 31, 2011	$129	$(11)	$—	$—	$118
Year ended December 31, 2010	155	(26)	—	—	129
Year ended December 31, 2009	59	104	—	(8)	155

Litigation reserve – Hallwood Energy
Year ended December 31, 2011	$—	$9,300	$—	$—	$9,300
Year ended December 31, 2010	—	—	—	—	—
Year ended December 31, 2009	—	—	—	—	—

Reserve for dilution – due from factors
Year ended December 31, 2011	$114	$(51)	$—	$—	$63
Year ended December 31, 2010	236	(122)	—	—	114
Year ended December 31, 2009	149	87	—	—	236

Deferred Tax Asset
Valuation allowance
Year ended December 31, 2011	$396	$—	$—	$—	$396
Year ended December 31, 2010	—	396	—	—	396
Year ended December 31, 2009	1,680	—	(425)	(1,255)	—

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

10.20	Loan Agreement, dated as of March 30, 2012 by and among Branch Banking and Trust Company, Brookwood Companies Incorporated and certain of its subsidiaries

21	Active subsidiaries of the Registrant as of February 29, 2012

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002