Form 10-Q
period 2012-03-31
Hallwood Group Inc
filed 2012-05-15
CIK 355766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $0.10 par value per share	1,525,166 shares

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$10,367	$10,869
Accounts receivable, net
Factors	18,376	17,487
Trade and other	4,127	8,174
Related parties	42	42
Inventories	28,578	24,980
Deferred income tax, net	5,651	4,788
Prepaids, deposits and other assets	667	934
Prepaid income taxes	2,146	1,027

	69,954	68,301
Noncurrent Assets
Property, plant and equipment	20,199	20,442
Deferred income tax, net	1,881	—
Other assets	241	162

	22,321	20,604

Total Assets	$92,275	$88,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,610	$8,941
Accrued expenses and other current liabilities	6,078	5,096
Payable – Hallwood Energy matters
Litigation reserve	20,700	9,300
Contingent additional investment in Hallwood Energy	3,201	3,201
Income taxes payable	4	10

	40,593	26,548

Noncurrent Liabilities
Long term portion of loans payable	2,000	2,000
Deferred income tax	94	1,217

	2,094	3,217

Total Liabilities	42,687	29,765

Contingencies and Commitments (Note 13)

Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods; outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	11,052	20,604
Treasury stock, 870,939 shares for both periods; at cost	(13,404)	(13,404)

Total Stockholders’ Equity	49,588	59,140

Total Liabilities and Stockholders’ Equity	$92,275	$88,905

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Textile products sales	$35,879	$26,769

Expenses
Textile products cost of sales	30,149	23,194
Administrative and selling expenses	6,969	5,146
Litigation charge – Hallwood Energy matters	13,200	—

	50,318	28,340

Operating loss	(14,439)	(1,571)

Other Income (Loss)
Interest expense	(25)	(26)
Interest and other income	1	17

	(24)	(9)

Loss before income taxes	(14,463)	(1,580)
Income tax expense (benefit)	(4,911)	(584)

Net Loss	$(9,552)	$(996)

Net Loss Per Common Share
Basic	$(6.26)	$(0.65)

Diluted	$(6.26)	$(0.65)

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net Loss	$(9,552)	$(996)

Other Comprehensive Income (Loss)
None	—	—

Comprehensive Loss	$(9,552)	$(996)

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity
Balance, January 1, 2012	2,396	$240	$51,700	$20,604	871	$(13,404)	$59,140
Net loss	—	—	—	(9,552)	—	—	(9,552)

Balance, March 31, 2012	2,396	$240	$51,700	$11,052	871	$(13,404)	$49,588

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,552)	$(996)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Litigation charge – Hallwood Energy matters	13,200	—
Deferred tax expense (benefit)	(3,867)	—
Depreciation, amortization and impairment	593	658
Provision (recovery) for obsolete inventory	154	(29)
Provision (recovery) for doubtful accounts and factor dilution	8	(51)
Changes in assets and liabilities:
(Increase) decrease in inventories	(3,752)	(6,563)
(Increase) decrease in accounts receivable	3,150	3,225
Partial payment of litigation reserve – Hallwood Energy matters	(1,800)	—
Increase (decrease) in accounts payable	1,777	2,508
Increase (decrease) in accrued expenses and other current liabilities	982	(1,248)
Net change in other assets and liabilities	188	(267)
Net change in income taxes receivable/payable	(1,125)	(672)

Net cash provided by (used in) operating activities	(44)	(3,435)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemption of short-term investments	—	1,115
Proceeds from disposal of equipment	58	—
Investments in property, plant and equipment, net	(516)	(555)

Net cash provided by (used in) investing activities	(458)	560

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	—	—
Repayments of revolving credit facility	—	—

Net cash provided by (used in) financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(502)	(2,875)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,869	11,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,367	$8,284

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 and 2011

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

Interim Condensed Consolidated Financial Statements. The interim condensed consolidated financial statements of Hallwood Group have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Although condensed, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Hallwood Group’s annual report on Form 10-K for the year ended December 31, 2011.

Textile Products. Textile products operations are conducted through Brookwood. Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood has two principal subsidiaries at March 31, 2012:

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

Investments in Financial Instruments. In the 2011 first quarter, the Company opened an investment account with UBS AG, a global financial services firm, and intended to transfer a significant portion of the cash it holds from time to time to the UBS account to be placed in various financial instruments and to borrow additional amounts from UBS to invest on a leveraged basis. As of May 15, 2012, no funds have been transferred into the UBS account. The Company does not currently intend to transfer funds into the UBS account, but may consider doing so in the future.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 and 2011

(unaudited)

Consolidation Policy. The Company’s Brookwood subsidiary operates on a 5-4-4 accounting cycle with its months always ending on a Saturday for accounting purposes, while the Company operates on a traditional fiscal month accounting cycle. For purposes of the year-end financial statements the Brookwood cycle always ends on December 31, however, quarterly interim financial statements may not correspond to the fiscal quarter-end. Hallwood Group’s condensed consolidated financial statements as of March 31, 2012 and 2011 include Brookwood’s operations through March 31, 2012 and April 2, 2011, respectively. Estimated operating results of Brookwood for the intervening periods to March 31, 2012 and 2011, respectively, are provided below (in thousands):

	Amounts in Intervening Periods
	Three Months Ended March 31,
	2012	2011
	(not applicable)	(two business days)
Textile products sales	$—	$711
Textile products costs of sales	—	628
Administrative and selling expenses	—	119

New Accounting Pronouncements. Accounting standard-setting organizations frequently issue new or revised accounting rules. Hallwood Group regularly reviews new pronouncements to determine their impact, if any, on Hallwood Group’s consolidated financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which requires a more uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). This guidance also requires additional disclosure (a) for Level 3 fair value measurements including quantitative information about unobservable inputs used, a description of the valuation processes used, by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (b) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use and the reason for the difference; (c) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (d) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. Hallwood Group adopted this guidance prospectively as of January 1, 2012, the beginning of the 2012 fiscal year. The adoption of this guidance did not require any additional disclosure in the consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-09 (ASU 2011-09), Compensation – Retirement Benefits – Multiemployer Pans (Subtopic 715-80), Disclosures about an Employer’s Participation in a Multiemployer Plan. This standard requires an employer that participates in multiemployer pension plans to provide additional quantitative and qualitative disclosures in order to provide users with more detailed information about the employer’s involvement in multiemployer pension plans. In addition, this standard also includes changes in the disclosures required for multiemployer plans that provide postretirement benefits other than pensions. ASU 2011-09 is effective for Hallwood Group for the fiscal year ending after December 15, 2011. Hallwood Group adopted ASU 2011-09 in its annual financial statements for the year ended December 31, 2011. The adoption of ASU 2011-09 did not affect Hallwood Group’s financial position, results of operations or cash flows, although additional disclosures related to postretirement benefits have been included in the accompanying footnotes.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 and 2011

(unaudited)

Note 2 — Cash and Cash Equivalents

Hallwood Group’s cash and cash equivalents are presented below (in thousands). Hallwood Group had no marketable securities as of March 31, 2012 or December 31, 2011.

	March 31, 2012
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents
Cash	$6,118	$—	$—	$6,118
Available for-sale-securities:
Money market funds	4,249	—	—	4,249

Total cash and cash equivalents	$10,367	$—	$—	$10,367

	December 31, 2011
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents
Cash	$5,621	$—	$—	$5,621
Available for-sale-securities:
Money market funds	5,248	—	—	5,248

Total cash and cash equivalents	$10,869	$—	$—	$10,869

Note 3 — Inventories

All inventories relate to Brookwood. Inventories as of the balance sheet dates were as follows (in thousands):

	March 31,	December 31,
	2012	2011
Raw materials	$8,318	$7,727
Work in progress	6,269	5,796
Finished goods	13,991	11,457

Total	$28,578	$24,980

Note 4 — Operations of Brookwood Companies Incorporated

Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval. Factored receivables were $18,376,000 and $17,487,000 at March 31, 2012 and December 31, 2011, which were net of a returned goods dilution allowance of $69,000 and $63,000, respectively.

Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of May 15, 2012, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 and 2011

(unaudited)

Trade receivables were $3,815,000 and $8,031,000 at March 31, 2012 and December 31, 2011, which were net of an allowance for doubtful accounts of $120,000 and $118,000, respectively. The trade receivable balance at December 31, 2011 included approximately $1,643,000, which was the balance remaining related to fabric sold in two products to a Brookwood customer in the period from September 2008 to April 2009 that supplies the U.S. military for which payment had been delayed due to a compliance issue (see also Note 13). Brookwood received payment at full value of $1,643,000 in January 2012.

Sales Concentration. Brookwood has one customer who accounted for more than 10% of Brookwood’s sales. Sales to that Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during the 2012 first quarter only. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $6,708,000 and $290,000 in the 2012 and 2011 first quarters, respectively. Sales to Tennier represented 18.7% and 1.1% of Brookwood’s net sales in the 2012 and 2011 first quarters, respectively.

Military sales accounted for $21,675,000 and $10,176,000 in the 2012 and 2011 first quarters, which represented 60.4% and 38.0% of Brookwood’s net sales in the 2012 and 2011 first quarters, respectively. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract.

Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At March 31, 2012, cumulative dividends in arrears on the preferred stock amounted to approximately $456,000.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,956,000 at March 31, 2012). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.

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

Three Months Ended March 31, 2012 and 2011

(unaudited)

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

In October 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. In addition, Hallwood Energy’s convertible notes, including those held by the Company, were subordinated to recovery in favor of Hall Phoenix/Inwood, Ltd. (“HPI”), the secured lender to and an investor in Hallwood Energy.

Litigation. In connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed lawsuits and had threatened to assert additional claims against the Company and certain related parties alleging actual, compensatory and exemplary damages in excess of $200,000,000, based on purported breach of contract, fraud, breach of fiduciary duties, neglect, negligence and various misleading statements, omissions and misrepresentations. See Note 13.

In one of these matters, the Adversary Proceeding, on July 25, 2011, the Bankruptcy Court issued the Proposed Findings of Fact, Conclusions of Law and Judgment Awarding Various Monetary Damages (“the Proposed Findings”) proposing that damages be awarded against the Company totaling approximately $18,700,000 plus prejudgment and postjudgment interest and attorney’s fees as may be requested and awarded pursuant to a subsequent motion. As a result of the Proposed Findings and taking into consideration the Company’s objections to the Proposed Findings, during 2011 the Company recorded a charge of $7,500,000 in its statement of operations and its balance sheet as an accrual under Hallwood Energy matters – Litigation Reserve in the Adversary Proceeding, in addition to $3,201,000 that was previously recorded in connection with the Equity Support Agreement discussed below for a total reserve of $10,701,000 at December 31, 2011 for the Adversary Proceeding.

On April 24, 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. Based upon the monetary damages (including prejudgment and postjudgment interest, legal fees and court costs) awarded in the Judgment, the Company recorded an additional charge of $13,200,000 at March 31, 2012 in its statement of operations and balance sheet as an accrual under Hallwood Energy matters – Litigation Reserve. Accordingly, the total reserve at March 31, 2012 for the Adversary Proceeding was $23,901,000. The Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. In addition, the Company will be required to pay certain attorneys’ fees incurred by the plaintiffs. The amount and timing of the payment of these fees will be subsequently determined by the District Court, and are currently unresolved. See Note 6.

In the Hallwood Energy litigation matters, other than the Adversary Proceeding, effective February 14, 2012, the Company and certain other parties entered into a Confidential Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”). The Settlement Agreement effectively settles the claims by HPI, the Trustee of the Hallwood Energy I Creditors’ Trust, and their related parties (the “Plaintiffs”) against the Company and its related parties, other than the claims in the Adversary Proceeding, in which the District Court rendered the Judgment.

The terms of the Settlement Agreement included the payment by the Company of $1,800,000, in addition to payments by other defendants and the Company’s insurance carrier for its directors and officers’ liability insurance policy. Under the Settlement Agreement, the Plaintiffs release the Company, its current and former directors and officers, the former directors and officers of the general partner of Hallwood Energy, L.P. and various entities related to the foregoing persons from all claims asserted in or relating to (i) Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4, Ltd. v. The Hallwood Group Incorporated et al. in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03358; (ii) Ray Balestri,

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 and 2011

(unaudited)

Trustee of the Hallwood Energy I Creditor’s Trust v. Anthony J. Gumbiner, et al. in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03263; and (iii) another suit in which the Company is not named as a party, and any other claims based on the facts alleged in the foregoing matters or that could have been alleged in the foregoing matters, other than the claims against the Company asserted in the Adversary Proceeding or any claims required to enforce any final judgment entered against the Company in the Adversary Proceeding. Similarly, the defendants release the Plaintiffs from all claims based on the facts alleged in the foregoing matters or that could have been alleged in the for foregoing matters, other than any claims or defenses the defendants may have in the Adversary Proceeding.

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

At December 31, 2011, the Company recorded a charge of $1,800,000 in its statement of operations and balance sheet under Hallwood Energy matters – Litigation Reserve for the full value of the Company’s payment required by the Settlement Agreement. The Company paid the settlement amount of $1,800,000 to the plaintiffs on February 15, 2012.

Equity Support Agreement. In connection with the then ongoing efforts to complete an Acquisition and Farmout Agreement entered into between Hallwood Energy and FEI Shale, L.P. (“FEI”), the Company loaned Hallwood Energy $2,961,000 in May 2008. Concurrent with the completion of the Acquisition and Farmout Agreement in June 2008, the Company entered into an equity support agreement (the “Equity Support Agreement”) with Hallwood Energy under which the Company committed, under certain conditions, to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum of $12,500,000. The Company contributed $2,039,000 at the completion date (for a total amount of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances, under the terms of a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”) issued by Hallwood Energy in May 2008 and underwritten by the Company. In September 2008, the Company loaned $4,300,000 to Hallwood Energy pursuant to the Equity Support Agreement. An obligation and related additional equity loss were recorded in 2008 to the extent of the Company’s contingent commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in the amount of $3,201,000. The Company’s additional investments and contingent commitment to provide additional financial support resulted in the recording of an equity loss in the year ended December 31, 2008 of $12,120,000.

The Equity Support Agreement terminated not later than October 2009 in connection with the confirmation of Hallwood Energy’s plan of reorganization. The Equity Support Agreement is no longer in effect, although (as previously discussed) the obligation to pay the remaining unpaid contingent commitment under the Equity Support Agreement, which was subject to litigation in the Adversary Proceeding, was $3,201,000 and was paid on May 4, 2012.

Other. For further information on Hallwood Energy’s activities, including its bankruptcy reorganization, refer to Hallwood Group’s annual report on Form 10-K for the year ended December 31, 2011.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 and 2011

(unaudited)

Note 6 — Loans Payable

Loans payable, all of which relate to Brookwood, at the balance sheet dates were as follows (in thousands):

	March 31,	December 31,
	2012	2011
Working Capital Revolving Credit Facility; repaid April 2012	$2,000	$2,000
New Revolving Credit Facility; due March 2014	—	—

	2,000	2,000
Current portion	—	—

Noncurrent portion	$2,000	$2,000

Working Capital Revolving Credit Facility. The Company’s Brookwood subsidiary had a revolving credit facility in an amount up to $25,000,000 with KeyBanc (the “Working Capital Revolving Credit Facility”). Borrowings were collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The interest rate was a blended rate of 1.74% and 1.78% at March 31, 2012 and December 31, 2011, respectively. The outstanding balance was $2,000,000 at March 31, 2012, which was repaid on April 2, 2012 with proceeds from the New Revolving Credit Facility (discussed below).

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

As of March 31, 2012, December 31, 2011 and for the quarters ended September 30, 2011 and June 30, 2011, Brookwood was in compliance with its principal loan covenants for the Working Capital Revolving Credit Facility.

Due to a decline in military sales for quarter ended March 31, 2011, Brookwood was unable to meet the financial covenant that requires income before taxes of at least $1 in each quarter. Brookwood’s unaudited loss before taxes for the 2011 first quarter was $299,000. Accordingly, in May 2011, Brookwood requested and received a waiver from KeyBanc for the income covenant for the 2011 first quarter. Brookwood received an increased level of military orders in late March 2011 and into the subsequent 2011 periods, and reported income before taxes in the 2011 second quarter, third quarter and fourth quarter, respectively, and was in compliance with its loan covenants for the three remaining 2011 quarters.

New Revolving Credit Facility entered into in March 2012. On March 30, 2012, Brookwood and its subsidiaries entered into a loan agreement by and among Brookwood, its subsidiaries and Branch Banking and Trust Company (“BB&T”) (the “New Revolving Credit Facility”). The New Revolving Credit Facility replaces the Working Capital Revolving Credit Facility.

The New Revolving Credit Facility provides for borrowings of up to $25,000,000 and is secured by a first lien on substantially all of the assets of Brookwood. The New Revolving Credit Facility has a maturity date of March 30, 2014. On April 2, 2012, Brookwood borrowed $2,018,000 under this new facility to repay outstanding amounts due under the Working Capital Revolving Credit Facility, including accrued interest. On May 8, 2012, the Company requested a dividend of $8,000,000 from Brookwood, which obtained consent from BB&T for such payment. Accordingly, Brookwood borrowed $8,000,000 under the New Revolving Credit Facility and paid that amount as a dividend to the Company. The Company combined such funds with other available cash and the HFL Loan, discussed below, to satisfy the Judgment issued by the United States District Court. As of May 15, 2012, Brookwood had $14,891,000 of borrowing availability under this facility, which was net of a standby letter of credit for $91,000.

The interest rate payable on the New Revolving Credit Facility is dependent on a leverage ratio, as defined, and can vary from LIBOR plus 1.00% to 2.00%. If BB&T is not a primary factor of Brookwood, then the interest rates will be increased by 0.40%.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 and 2011

(unaudited)

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

Brookwood was in compliance with such financial covenants at March 31, 2012. In order to maintain compliance with such covenants in the future, Brookwood may be required to limit aggregate borrowings under the New Revolving Credit Facility to less than $25,000,000 at the end of each fiscal quarter.

Payments of Dividends. During the term of the Working Capital Revolving Credit Facility, Brookwood submitted a quarterly loan compliance certificate to KeyBanc and concurrently requested the bank’s consent to pay cash dividends and tax sharing payments to the Company. Brookwood paid to the Company dividends of $1,000,000 in February 2012 and $4,000,000 during the year ended December 31, 2011. The New Revolving Credit Facility contains a restriction on the payment of any cash dividend or advance to the Company above the tax sharing payment and the permitted annual discretionary dividend not to exceed 50% of Brookwood’s net income. Brookwood has indicated that it would be required (pursuant to the terms of the New Revolving Credit Facility) to obtain consent from BB&T for such payments above the permitted amount.

In May 2012, following the Company’s request for an additional dividend, Brookwood requested BB&T to approve such dividend for $8,000,000. BB&T consented to the dividend, which was paid to the Company in May 2012. Any future payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

Also in May 2012, to fund in part the payment of the Judgment, the Company borrowed from Hallwood Family (BVI) L.P., a limited partnership associated with its principal shareholder, the sum of $10,000,000 (the “HFL Loan”). The HFL Loan is secured by a pledge of all of the stock of Brookwood, subject to BB&T consent, and by the Company’s interest in the anticipated refunds of federal income taxes of approximate $5,000,000, which the Company expects to receive in 2012 and 2013. The HFL Loan is due in full on June 28, 2013 and bears interest at the rate of 6% per year, payable on a quarterly basis. The Company may prepay the HFL Loan at any time without penalty. The documents reflecting the HFL Loan contains representations, warranties and covenants that are typical for loans of this type.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 and 2011

(unaudited)

Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the New Revolving Credit Facility loan covenants and/or consent from BB&T in certain circumstances. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $58,995,000 and $59,970,000 at March 31, 2012 and December 31, 2011, respectively.

Note 7 — Stockholders’ Equity

Stock Options. At March 31, 2012, there were no outstanding stock options. The Company’s former stock option plan expired in 2005 and no stock options are available for issuance.

Note 8 — Income Taxes

Following is a schedule of the income tax expense (benefit) (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Federal
Current	$(1,055)	$(590)
Deferred	(3,867)	—

Sub-total	(4,922)	(590)
State
Current	11	6
Deferred	—	—

Sub-total	11	6

Total	$(4,911)	$(584)

The net deferred tax asset was $7,438,000 and $3,571,000 at March 31, 2012 and December 31, 2011, respectively. The net deferred tax asset at March 31, 2012 was comprised of temporary differences, including $7,038,000 related to loss reserves on litigation matters and $1,088,000 associated with the Company’s investment in Hallwood Energy. The net deferred tax asset at December 31, 2011 was comprised of temporary differences, including $3,162,000 related to loss reserves on litigation matters and $1,088,000 associated with the Company’s investment in Hallwood Energy. The federal tax rate was 34%, while state taxes were determined based upon taxable income apportioned to those states in which Hallwood Group does business at their respective tax rates.

Hallwood Group had a federal income tax receivable of $1,875,000 and $821,000 at March 31, 2012 and December 31, 2011, respectively, and net state tax receivable of $272,000 and $195,000, at March 31, 2012 and December 31, 2011, respectively. The federal income tax receivable is principally due to the carryback of the 2012 and 2011 federal net operating losses to 2010 and 2009, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 and 2011

(unaudited)

Note 9 — Fair Value of Financial Instruments

The following table summarizes the valuation of Hallwood Group’s financial instruments based upon the inputs used to measure fair value in the three levels of the fair value hierarchy as of March 31, 2012 and December 31, 2011.

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities

•	Level 2 – Quoted prices for similar assets or liabilities in active markets or inputs that are observable

•	Level 3 – Inputs that are unobservable

	March 31, 2012
	Level 1	Level 2	Level 3
Cash Equivalents
Money market funds	$4,249	$—	$—

	December 31, 2011
	Level 1	Level 2	Level 3
Cash Equivalents
Money market funds	$5,248	$—	$—

Money market funds are classified as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses are considered to approximate their carrying value. These include cash, short term receivables, accounts payable, the revolving credit facility and other liabilities.

Note 10 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows

The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

Supplemental schedule of non-cash investing and financing activities:

	Three Months Ended
	March 31,
Description	2012	2011
Accrued capital expenditures in accounts payable and accrued expenses:
Amount at end of period	$22	$163

Supplemental disclosures of cash payments:

Income taxes paid	$76	$91
Interest paid	25	28

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 and 2011

(unaudited)

Note 11 — Computation of Income (Loss) Per Common Share

The following table reconciles weighted average shares outstanding from basic to diluted methods and reconciles net income (loss) used in the computation of income (loss) per share for the basic and diluted methods (in thousands):

	Three Months Ended
	March 31,
Description	2012	2011
Weighted Average Shares Outstanding
Basic and diluted	1,525	1,525

Net Income (Loss)
Basic and diluted	$(9,552)	$(996)

For the three months ended March 31, 2012 and 2011, there were no outstanding stock options. No shares were excluded from the calculation of diluted earnings per share.

Note 12 — Related Party Transactions

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

A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Consulting fees	$249	$249
Office space and administrative services	65	95
Travel and other expenses	17	13

Total	$331	$357

In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. No such services were performed, or compensation earned, during 2012 or 2011. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.

HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the office space for purposes unrelated to the Company’s business. The Company pays certain common general

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 and 2011

(unaudited)

and administrative expenses for salaries, rent and other offices expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended March 31, 2012 and 2011, these companies reimbursed the Company $26,000 and $24,000, respectively, for such expenses.

In May 2012, to fund in part the payment of the Judgment, the Company entered into the HFL Loan with Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Gumbiner. See Note 6.

Note 13 — Litigation, Contingencies and Commitments

Reference is made to Note 15 to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Litigation. From time to time, the Company, its subsidiaries, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions in which it or its affiliated entities participated. Although the Company does not believe that the results of any of these matters are likely to have a material adverse effect on its financial position, results of operations or cash flows, except as described below, it is possible that any of the matters could result in material liability. In addition, Hallwood Group has spent and may continue to spend significant amounts in professional fees and other associated costs in connection with certain of these matters. Hallwood Group expenses professional fees and other costs associated with litigation matters as incurred.

In July 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that Brookwood infringed five United States patents pertaining to internally-coated webs. In October 2007, The Hallwood Group Incorporated was dismissed from the lawsuit. Nextec later added additional patents to the lawsuit. After a number of motions, only two patents remain in the action and are being asserted against the process and machine for making defendants’ Agility Storm-Tec X-Treme and Eclipse Storm-Tec X-Treme fabrics, which constitute two levels of the Military’s Extended Cold Weather Clothing System. Nextec is seeking a permanent injunction as well as damages in an amount to be determined at trial. Separately, Brookwood filed requests for reexamination by the United States Patent and Trademark Office of the remaining patent claims at issue in the litigation. The United States Patent and Trademark Office has granted the reexamination requests and issued first office actions rejecting all the reexamined patent claims as unpatentable over the prior art of record. Nextec will have an opportunity to respond to the Patent Office and eventually to appeal any final decision by the Patent Office. Brookwood intends to vigorously defend against all remaining claims. Trial on this matter began on April 30, 2012 and is ongoing. While Brookwood believes it possesses valid defenses to these claims, due to the nature of litigation, the ultimate outcome of this case is indeterminable at this time.

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

Three Months Ended March 31, 2012 and 2011

(unaudited)

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

Following the commencement of litigation, HPI and FEI intervened in the lawsuit and filed their respective complaints in intervention. In their complaints, they alleged that the Company’s failure to fund $3,200,000 under the Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000. FEI claimed that, in addition to not paying the $3,200,000, the Company defrauded FEI and tortiously interfered with its rights under the Acquisition and Farmout Agreement, and it sought approximately $38,000,000 in additional damages. In their second amended complaint, HPI and the trustee for the creditors’ trust contended that the additional damages were at least $20,000,000 based on the alleged failure of the Company to fund the $3,200,000, which allegedly caused FEI to not fund $20,000,000 due under the Farmout Agreement between Hallwood Energy and FEI. HPI and the trustee also asserted that the Company was liable for exemplary damages of $100,000,000 on account of its failure to fund the last $3,200,000 under the Equity Support Agreement. In the second amended complaint, HPI and the trustee had named as additional defendants Hallwood Family (BVI) L.P., Hallwood Investments Limited, Hallwood Company Limited, the Hallwood Trust, Hallwood Financial Limited and Brookwood Companies Incorporated contending that the additional defendants are liable to the plaintiffs under allegations requesting the remedy of substantive consolidation. On May 5, 2010, the Court dismissed with prejudice the substantive consolidation claim and abuse of the bankruptcy process against all parties, resulting in the Company remaining as the sole Defendant. In light of the Court’s disposition of the theories advanced in the second amended complaint, the adversary proceeding was now styled as Ray Balestri, Trustee of the Hallwood Energy I Creditors’ Trust, as successor in interest to Hallwood Energy, L.P., Plaintiffs and FEI Shale L.P. and Hall Phoenix/Inwood Ltd., Plaintiffs in Intervention vs. The Hallwood Group Incorporated, Defendant; Adversary No. 09-03082-SGJ (the “Adversary Proceeding”). The trial took place over a 13 day period from October 2010 to December 2010 and was followed with the Bankruptcy Court’s proposed findings in July 2011.

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

As a result of Proposed Findings, taking into consideration the Company’s objections to the Proposed Findings, the Company recorded a litigation reserve charge for $7,500,000 at June 30, 2011. As no new information had become available regarding the outcome of the litigation, the Company did not believe the reserve related to the Adversary Proceeding should be changed at December 31, 2011. This accrued reserve of $7,500,000 was reported in the Company’s balance sheet under “Hallwood Energy matters — Litigation reserve” for those periods, in addition to the $3,201,000 that was previously recorded in connection with the Equity Support Agreement, for a total reserve of $10,701,000 at December 31, 2011 for the Adversary Proceeding. This reserve amount was established in consultation with the Company’s litigation counsel in the Hallwood Energy litigation, based on their best judgment of the probabilities of success related to, among other factors, the objections to be filed by the Company on its possible appeal of the District Court’s Judgment.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 and 2011

(unaudited)

On April 24, 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. Based upon the monetary damages (including prejudgment and postjudgment interest, legal fees and court costs) awarded in the Judgment, the Company, in consultation with the Company’s litigation counsel, recorded an additional charge of $13,200,000 at March 31, 2012 in its statement of operations and balance sheet as an accrual under Hallwood Energy matters – Litigation Reserve. Accordingly, the total reserve at March 31, 2012 for the Adversary Proceeding was $23,901,000. The Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. In addition, the Company will be required to pay certain attorneys’ fees incurred by the plaintiffs. The amount and timing of the payment of these fees will be subsequently determined by the District Court, and are currently unresolved.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 and 2011

(unaudited)

At December 31, 2011, the Company recorded a reserve of $1,800,000 in its statement of operations and balance sheet under Hallwood Energy matters – Litigation Reserve for the full value of the Company’s payments required by the Settlement Agreement. The Company paid the settlement amount of $1,800,000 to the Plaintiffs on February 15, 2012.

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

In connection with the Settlement Agreement, the insurance carrier agreed to make a payment to the Plaintiffs and received a release and full discharge from any further payments for the Hallwood Energy litigation. Accordingly, the Company did not have insurance coverage available to satisfy the Judgment that was rendered in connection with the Adversary Proceeding. The insurance carrier is not reimbursing the Company for the legal fees and costs associated with the Adversary Proceeding.

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

The Company’s Brookwood subsidiary is subject to a number of environmental laws, regulations, licenses and permits and has ongoing discussions with environmental regulatory authorities, including the U.S. Environmental Protection Agency (the “EPA”), the Rhode Island Department of Health (“RIDOH”), the Rhode Island Department of Environmental Management (“RIDEM”) and the Connecticut Department of Energy and Environmental Protection (“CTDEEP”) on a number of matters, including compliance with safe drinking water rules and wastewater discharge and treatment regulations, the control of chemicals used in the companies’ coating operations that are classified as air pollutants, the presence of groundwater and soil contaminants at the companies’ facilities, the removal of underground storage tanks, and hazardous waste management

From time to time Brookwood and its subsidiaries have paid fines or penalties for alleged failure to comply with certain environmental requirements, which did not exceed $100,000 in the aggregate during the three years ended December 31, 2011 and the three months ended March 31, 2012. In addition, Brookwood and its subsidiaries have entered into various settlements and agreements with the regulatory authorities requiring the companies to perform certain tests, undertake certain studies, and install remedial facilities. Brookwood and its subsidiaries incurred capital expenditures to comply with environmental regulations of approximately $136,000 in the year ended December 31, 2011 and $37,000 during the three months ended March 31, 2012. In addition, Brookwood and its subsidiaries regularly incur expenses associated with various studies and tests to monitor and maintain compliance with diverse environmental requirements.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 and 2011

(unaudited)

Brookwood’s suppliers had advised that the greige fabric containing the non-compliant yarn was supplied inadvertently to Brookwood in limited quantity. Brookwood determined that this yarn affected two of their greige products. Brookwood advised its affected customers and the United States military of this circumstance. Brookwood resolved the issue with respect to one of the products and received payment at full value in 2009. Additionally, resolution on the second product with one of the procurement entities was achieved in July 2010 and Brookwood received payment at full value of $3,242,000 in October 2010. Resolution with the final procurement entity was reached in the 2011 fourth quarter, and Brookwood received payment at full value of $1,643,000 in January 2012.

Note 14 — Segments and Related Information

The following represents Hallwood Group’s reportable segment operations for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Textile
	Products	Other	Consolidated
Three Months Ended March 31, 2012
Total revenue from external sources	$35,879	$—	$35,879

Operating income (loss)	$65	$(14,504)	$(14,439)
Other income (loss), net	(25)	1	(24)

Income (loss) before income taxes	$40	$(14,503)	$(14,463)

Three months ended March 31, 2011
Total revenue from external sources	$26,769	$—	$26,769

Operating income (loss)	$(288)	$(1,283)	$(1,571)
Other income (loss), net	(11)	2	(9)

Income (loss) before income taxes	$(299)	$(1,281)	$(1,580)

No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2011 annual report. The total assets for Hallwood Group’s operating segments have not materially changed since the December 31, 2011 annual report.

Note 15 — Impact of Litigation on Liquidity

The Company and its subsidiaries are involved in a number of litigation matters, as described in Note 13, and have spent and may continue to spend significant amounts in professional fees in connection with the defense of its pending legal matters. As previously described, on April 24, 2012, the United States District Court in the Adversary Proceeding issued a Judgment awarding damages against the Company totaling approximately $18,700,000 plus prejudgment and postjudgment interest and attorneys’ fees as may be requested and awarded pursuant to a subsequent motion.

The Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. The amount and timing for the payment of legal fees to the plaintiff’s attorneys, which will be subsequently determined by the District Court, is currently unresolved.

In addition to its current available cash, to obtain additional funds to satisfy the Judgment, in May 2012, the Company received an $8,000,000 dividend from Brookwood and the $10,000,000 HFL Loan.

The Company’s ability to receive additional cash dividends or other advances from Brookwood above the permitted annual discretionary dividend not to exceed 50% of Brookwood’s net income to repay the HFL Loan or for other purposes, is dependent upon Brookwood’s obtaining consent from BB&T for such payments. Any such payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 and 2011

(unaudited)

The aforementioned circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

Note 16 — Subsequent Events

In completing the condensed consolidated financial statements and related notes thereto for the period ended March 31, 2012, Hallwood Group considered the following subsequent events:

•

On April 24, 2012, the United States District Court issued the Judgment in the Adversary Proceeding, as further discussed in Note 13. An additional litigation charge of $13,200,000 related to the Adversary Proceeding has been included in the condensed consolidated financial statements for the period ended March 31, 2012.

•	In May 2012, the Company received an $8,000,000 dividend from Brookwood and the $10,000,000 HFL Loan, as further discussed in Note 6 and Note 15, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In the interest of providing stockholders with certain information regarding the Company’s and its subsidiaries’ future plans and operations, certain statements set forth in this quarterly report on Form 10-Q relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of Hallwood Group is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause Hallwood Group’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in Hallwood Group’s annual report on Form 10-K for the year ended December 31, 2011 in Item 1A – Risk Factors. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of Hallwood Group. Other risks and uncertainties may be described, from time to time, in Hallwood Group’s periodic reports and filings with the Securities and Exchange Commission.

Overview

General. The Hallwood Group Incorporated (the “Company”) (NYSE Amex:HWG) operates as a holding company. The Company operates its principal business in the textile products industry through its wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Information contained herein includes references to the Company and its subsidiaries (collectively, the “Hallwood Group”).

Textile Products. In 2011 and 2012, Hallwood Group derived all of its operating revenues from the textile activities of its Brookwood subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, costs, availability of supplies, its response to competition and its ability to generate new markets. Although the textile activities of the Company and its subsidiaries (collectively, the “Hallwood Group”) have generated positive cash flow in recent years, there is no assurance that this trend will continue.

While Brookwood has enjoyed substantial revenues from its military business, there is no assurance that such revenues will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend management believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity changes, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $21,675,000 in the 2012 first quarter were 113% higher than the comparable period in 2011 of $10,176,000.

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

The textile products business is not interdependent with the Company’s other business operations. The Company does not guarantee the Brookwood bank facility and is not obligated to contribute additional capital. Conversely, Brookwood does not guarantee debts of the Company or any of the Company’s other subsidiaries and is not obligated to contribute additional capital to the Company beyond preferred dividend payments and the tax sharing agreement.

Investments in Financial Instruments. In the 2011 first quarter, the Company opened an investment account with UBS AG, a global financial services firm, and intended to transfer a significant portion of the cash it holds from time to time to the UBS account to be placed in various financial instruments and to borrow additional amounts from UBS to invest on a leveraged basis. As of May 15, 2012, no funds have been transferred into the UBS account. The Company does not currently intend to transfer funds into the UBS account, but may consider doing so in the future.

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

Results of Operations

Hallwood Group reported a net loss of $9,552,000 for the 2012 first quarter, compared to a net loss of $996,000 in 2011. Revenue for the 2012 first quarter was $35,879,000, compared to $26,769,000 in 2011.

Revenues

Textile products sales of $35,879,000 increased by $9,110,000, or 34.0%, in the 2012 first quarter, compared to $26,769,000 in 2011. The increase in 2012 was principally due to an increase in sales of specialty fabric to U.S. military contractors as a result of increases in orders from the military to Brookwood’s customers, partially offset by reduced sales in its other market segments. Military sales accounted for $21,675,000 and $10,176,000 in the 2012 and 2011 first quarters, which represented 60.4% and 38.0% of Brookwood’s sales, respectively. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract.

Sales Concentration. Brookwood has one customer who accounted for more than 10% of Brookwood’s sales. Sales to that Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during the 2012 first quarter only. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $6,708,000 in the 2012 first quarter, compared to $290,000 in 2011. Sales to Tennier represented 18.7% and 1.1% of Brookwood’s net sales in the 2012 and 2011 first quarters, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses

Textile products cost of sales of $30,149,000 for the 2012 first quarter increased by $6,955,000, or 30.0%, compared to $23,194,000 in 2011. The 2012 increase principally resulted from material and labor costs associated with the higher sales volume for the military segment, and from changes in product mix. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, royalties, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.

The gross profit margin for the 2012 first quarter was 16.0%, compared to 13.4% for 2011. The higher gross profit margin was attributed to higher military sales volume and changes in product mix.

Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Brookwood	$5,664	$3,863
Company	1,305	1,283

Total	$6,969	$5,146

Brookwood’s administrative and selling expenses of $5,664,000 for the 2012 first quarter increased by $1,801,000, or 46.6%, from 2011. The increase for the 2012 first quarter compared to the 2011 quarter was primarily attributable to an increase in professional services of $1,687,000, principally legal fees.

The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, factor commissions, marketing, rent, insurance and travel. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $206,000 and $140,000 in the 2012 and 2011 quarters, respectively.

The Company’s administrative expenses increased $22,000, or 1.7%, for the 2012 first quarter, compared to 2011. The increase was principally attributable to an increase in professional fees of $32,000.

In connection with the Hallwood Energy litigation matters discussed in Note 13, on July 25, 2011, the Bankruptcy Court issued Proposed Findings in the Adversary Proceeding, proposing that damages be awarded against the Company totaling approximately $18,700,000 plus prejudgment and post judgment interest and attorneys’ fees as may be requested and awarded pursuant to a subsequent motion.

On April 24, 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. Based upon the monetary damages (including prejudgment and postjudgment interest, legal fees and court costs) awarded in the Judgment, the Company recorded an additional charge of $13,200,000 at March 31, 2012 in its statement of operations and balance sheet as an accrual under Hallwood Energy matters – Litigation Reserve. Accordingly, the total reserve at March 31, 2012 for the Adversary Proceeding was $23,901,000. The Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. In addition, the Company will be required to pay certain attorneys’ fees incurred by the plaintiffs. The amount and timing of the payment of these fees will be subsequently determined by the District Court, and are currently unresolved.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Loss)

Interest expense of $25,000 in the 2012 first quarter and $26,000 for the 2011 first quarter relates to Brookwood’s revolving credit facility in an amount up to $25,000,000 with KeyBanc (the “Working Capital Revolving Credit Facility”).

Interest and other income was $1,000 in the 2012 first quarter, compared to $17,000 in 2011. The 2012 decreases were principally due to the redemption of marketable securities in 2011.

Income Taxes

Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Federal
Current	$(1,055)	$(590)
Deferred	(3,867)	—

Sub-total	(4,922)	(590)
State
Current	11	6
Deferred	—	—

Sub-total	11	6

Total	$(4,911)	$(584)

At March 31, 2012, the net deferred tax asset was attributable to temporary differences, that upon reversal, could be utilized to offset income from operations. The statutory federal tax rate in both periods was 34%, while state taxes were determined based upon taxable income apportioned to those states in which Hallwood Group does business at their respective tax rates.

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

In October 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. In addition, Hallwood Energy’s convertible notes, including those held by the Company, were subordinated to recovery in favor of Hall Phoenix/Inwood, Ltd. (“HPI”), the secured lender to and an investor in Hallwood Energy.

Litigation. In connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed lawsuits and had threatened to assert additional claims against the Company and certain related parties alleging actual, compensatory and exemplary damages in excess of $200,000,000, based on purported breach of contract, fraud, breach of fiduciary duties, neglect, negligence and various misleading statements, omissions and misrepresentations. See Note 13.

Critical Accounting Policies

There have been no changes to the critical accounting policies identified and set forth in Hallwood Group’s annual report on Form 10-K for the year ended December 31, 2011.

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

A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Consulting fees	$249	$249
Office space and administrative services	65	95
Travel and other expenses	17	13

Total	$331	$357

In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. No such services were performed or compensation earned during 2012 or 2011. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.

HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended March 31, 2012 and 2011, these companies reimbursed the Company $26,000 and $24,000, respectively, for such expenses.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, in May 2012, to fund in part the payment of the Judgment, the Company entered into the HFL Loan with Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Gumbiner, as described below under “Liquidity and Capital Resources”.

Litigation

Refer to Note 13 in the accompanying condensed consolidated financial statements for a discussion of litigation matters.

Contractual Obligations and Commercial Commitments

The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of March 31, 2012 (in thousands):

	Payments Due During the Year Ending December 31,
	2012*	2013	2014	2015	2016	Thereafter	Total
Contractual Obligations
Long term debt	$—	$—	$2,000	$—	$—	$—	$2,000
Operating leases	555	542	462	396	212	—	2,167

Total	$555	$542	$2,462	$396	$212	$—	$4,167

*	For the nine months ending December 31, 2012.

At March 31, 2012, the Company did not have any interest bearing debt. Interest costs associated with Brookwood’s debt, which bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the renewal of the revolving credit facility at its loan balance as of March 31, 2012, are $26,000 for the nine months ending December 31, 2012 and $35,000 for each of the years ending December 31, 2013 through December 31, 2016, respectively.

In connection with the payment of the Judgment in the Adversary Proceeding in May 2012, Brookwood borrowed $8,000,000 under the New Revolving Credit Facility, which was paid as a dividend to the Company, and the Company entered into the HFL Loan for $10,000,000. The additional borrowings are not reflected in the above table.

Payments in Adversary Proceeding. In May 2012, the Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. In addition, the Company will be required to pay certain attorneys’ fees incurred by the plaintiffs. The amount and timing of the payment of these fees will be subsequently determined by the District Court, and are currently unresolved.

Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,956,000 at March 31, 2012). The base amount will fluctuate in accordance with a formula that increases by the annual amount of the dividend on the preferred stock accrued, currently $1,823,000, and decreases by the amount of the cash dividends actually paid. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.

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

Off-Balance Sheet Arrangements

Hallwood Group has no off-balance sheet arrangements.

Financial Covenants

The principal ratios required to be maintained under Brookwood’s former Working Capital Revolving Credit Facility for the last four quarters are provided below:

		Quarters Ended
		March 31,	December 31,	September,	June 30,
Description	Requirement	2012	2011	2011	2011
Total debt to tangible net worth	must be less than ratio of 1.50	0.34	0.30	0.34	0.31
Total funded debt to EBITDA	must be less than ratio of 2.00	0.24	0.25	0.21	0.28
Income before income taxes	must exceed $1	Yes	Yes	Yes	Yes

Brookwood was in compliance with its loan covenants under the Working Capital Revolving Credit Facility as of March 31, 2012, December 31, 2011 and for the 2011 second and third quarter interim periods.

Due to a decline in military sales for the 2011 first quarter, Brookwood was unable to meet the financial covenant that requires income before taxes of at least $1 in each quarter. Brookwood’s unaudited loss before taxes for the 2011 first quarter was $299,000. Accordingly, in May 2011, Brookwood requested and received a waiver from KeyBanc for the income covenant for the 2011 first quarter. Brookwood received an increased level of military orders in late March and into the subsequent 2011 periods and reported income before taxes in excess of $1 in the 2011 second quarter, third quarter and fourth quarter, respectively, and was in compliance with its loan covenants for the three remaining 2011 quarters.

The principal financial ratios under Brookwood’s New Revolving Credit Facility were as follows:

		March 31,
Description	Requirement	2012
Current assets to current liabilities plus funded debt	must be greater than ratio of 1.40	3.17
Total liabilities to tangible net worth	must be less than ratio of 1.50	0.34
Total funded debt to EBITDA	must be less than ratio of 2.75	0.24

Brookwood was in compliance with its loan covenants under the New Revolving Credit Facility at March 31, 2012. Following the $8,000,000 borrowing on the New Revolving Credit Facility in May 2012, Brookwood remained in compliance with its loan covenants. In order to maintain compliance with such covenants in the future, Brookwood may be required to limit aggregate borrowings under the New Revolving Credit Facility to less than $25,000,000 at the end of each fiscal quarter.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the loan covenants in the New Revolving Credit Facility and/or consent from BB&T in certain circumstances. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $58,995,000 and $59,970,000 as of March 31, 2012 and December 31, 2011, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

General. The Company, through its Brookwood subsidiary, principally operates in the textile products segment. The Hallwood Group’s cash position decreased by $502,000 during the 2012 three month period to $10,367,000 as of March 31, 2012. The principal uses of cash were $44,000 used in operations (which includes the payment of $1,800,000 in February 2012 for the settlement of Hallwood Energy litigation matters, other than the Adversary Proceeding) and $516,000 for property, plant and equipment, principally at Brookwood. The amount outstanding under the Working Capital Revolving Credit Facility was $2,000,000 at March 31, 2012 and December 31, 2011.

In May 2012, to fund in part the payment of the Judgment in the Adversary Proceeding, as further discussed below, the Company obtained an $8,000,000 dividend from Brookwood. Also in May 2012, to fund in part the payment of the Judgment, the Company borrowed from Hallwood Family (BVI) L.P., a limited partnership associated with its principal shareholder, the sum of $10,000,000 (the “HFL Loan”). The HFL Loan is secured by a pledge of all of the stock of Brookwood, subject to BB&T consent, and by the Company’s interest in the anticipated refunds of federal income taxes of approximately $5,000,000, which the Company expects to receive in 2012 and 2013. The HFL Loan is due in full on June 28, 2013 and bears interest at the rate of 6% per year, payable on a quarterly basis. The Company may prepay the HFL Loan at any time without penalty. The documents reflecting the HFL Loan contain representations, warranties and covenants that are typical for loans of this type.

The Company is dependent on fees, dividends and advances from Brookwood for its liquidity requirements. Brookwood’s ability to generate cash flow from operations will depend on its future performance, including the level and timing of military sales, and its ability to successfully implement business and growth strategies.

Textiles. Hallwood Group’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the military, consumer, industrial and medical markets. Brookwood maintains a $25,000,000 New Revolving Credit Facility with BB&T that replaced its former Working Capital Revolving Credit Facility. The New Revolving Credit Facility has a maturity date of March 30, 2014. At May 15, 2012, Brookwood had approximately $14,891,000 of unused borrowing capacity on its New Revolving Credit Facility.

Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the factor’s prior approval. Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of May 15, 2012, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Brookwood paid cash dividends to the Company of $1,000,000 in the 2012 first quarter and $4,000,000 for all of 2011. In addition, Brookwood made tax sharing payments to the Company of $-0- in the 2012 first quarter and $2,992,000 for all of 2011 under its tax sharing agreement. The New Revolving Credit Facility contains a restriction on the payment of any cash dividend or advance to the Company above the permitted annual discretionary dividend not to exceed 50% of Brookwood’s net income. Brookwood has indicated that it would be required (pursuant to the terms of the New Revolving Credit Facility) to obtain consent from BB&T for such payments above the permitted amount. In May 2012, following the Company’s request for an additional dividend, Brookwood requested BB&T to approve such dividend for $8,000,000. BB&T consented to the dividend, which was paid to the Company in May 2012. Any future payments or advances would also be contingent the upon the approval of Broowkood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued compliance with its loan covenants contained in the New Revolving Credit Facility.

Brookwood continuously evaluates opportunities to reduce production costs and expand its manufacturing capacity and portfolio of products. Accordingly, Brookwood incurs capital expenditures to pursue such opportunities, as well as for environmental and safety compliance, building upgrades, energy efficiencies, and various strategic objectives. In the 2012 first quarter period and for all of 2011, Brookwood met its capital expenditure and equipment maintenance requirements from its operating cash flows and availability under its former Working Capital Revolving Credit Facility. There were no material capital commitments as of March 31, 2012. It is anticipated that Brookwood’s future capital expenditure projects will be funded from operations and, if necessary, availability under its New Revolving Credit Facility. Brookwood estimates its 2012 capital expenditures will be within a range of $2,000,000 to $3,000,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of Litigation on the Company’s Liquidity. The Company and its subsidiaries are involved in a number of litigation matters, as described in Note 13, and have spent and may continue to spend significant amounts in professional fees in connection with the defense of its pending legal matters. As previously described, on April 24, 2012, the United States District Court in the Adversary Proceeding issued a Judgment awarding damages against the Company totaling approximately $18,700,000 plus prejudgment and postjudgment interest and attorneys’ fees as may be requested and awarded pursuant to a subsequent motion.

The Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. In addition, the Company will be required to pay certain attorneys’ fees incurred by the plaintiffs. The amount and timing of the payment of these fees will be subsequently determined by the District Court, and are currently unresolved.

In addition to its current available cash, to obtain additional funds to satisfy the Judgment, in May 2012, the Company received an $8,000,000 dividend from Brookwood and the $10,000,000 HFL Loan.

The Company’s ability to receive additional cash dividends or other advances from Brookwood above the permitted approval discretionary dividend not to exceed 50% of Brookwood’s net income to repay the HFL Loan or for other purposes, is dependent upon the approval of Brookwood’s board of directors and Brookwood’s obtaining consent from BB&T for such payments. Any such payments or advances would also be contingent upon Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

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

Disclosure Controls and Procedures

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosures controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item

1	Legal Proceedings

Reference is made to Note 13 to the Company’s condensed consolidated financial statements included within this quarterly report on Form 10-Q.

1A	Risk Factors	N/A

2	Unregistered Sales of Equity Securities and Use of Proceeds	None

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

PART II—OTHER INFORMATION (continued)

3	Defaults upon Senior Securities		None

4	(Removed and Reserved)

5	Other Information		None

6	Exhibits

	10.1	Promissory Note for $10,000,000 loan from Hallwood Family (BVI), L.P., dated as of May 9, 2012.

	10.2	Security Agreement dated as of May 9, 2012 between the Company and Hallwood Family (BVI), L.P.

	31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document*

	101.SCH	XBRL Taxonomy Extension Schema*

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

	101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase*

	101.LAB	XBRL Taxonomy Extension Label Linkbase*

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Furnished electronically herewith. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

Dated: May 15, 2012	By:	/s/ Richard Kelley
Richard Kelley, Vice President
(Duly Authorized Officer and
Principal Financial and
Accounting Officer)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Promissory Note for $10,000,000 loan from Hallwood Family (BVI), L.P., dated as of May 9, 2012.

10.2	Security Agreement dated as of May 9, 2012 between the Company and Hallwood Family (BVI), L.P.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Furnished electronically herewith. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.