Form 10-Q
period 2012-06-30
Hallwood Group Inc
filed 2012-08-14
CIK 355766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $0.10 par value per share	1,525,166 shares

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$670	$10,869
Accounts receivable, net
Factors	17,986	17,487
Trade and other	4,505	8,174
Related parties	35	42
Inventories	24,867	24,980
Deferred income tax	5,493	4,788
Prepaids, deposits and other assets	1,016	934
Income taxes receivable	1,178	1,027

	55,750	68,301

Noncurrent Assets
Property, plant and equipment	19,969	20,442
Deferred income tax	3,737	—
Other assets	228	162

	23,934	20,604

Total Assets	$79,684	$88,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$11,757	$8,941
Current portion of loans payable (includes $9,000 to related party)	9,000	—
Accrued expenses and other current liabilities	4,789	5,096
Payable – Hallwood Energy matters
Litigation reserve	2,179	9,300
Contingent additional investment in Hallwood Energy	—	3,201
Income taxes payable	—	10

	27,725	26,548

Noncurrent Liabilities
Long term portion of loans payable	3,500	2,000
Deferred income tax	94	1,217

	3,594	3,217

Total Liabilities	31,319	29,765

Contingencies and Commitments (Note 13)

Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods; outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	9,829	20,604
Treasury stock, 870,939 shares for both periods; at cost	(13,404)	(13,404)

Total Stockholders’ Equity	48,365	59,140

Total Liabilities and Stockholders’ Equity	$79,684	$88,905

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Revenues
Textile products sales	$73,061	$63,468

Expenses
Textile products cost of sales	62,413	52,310
Administrative and selling expenses	13,673	10,477
Litigation charge – Hallwood Energy matters	13,200	7,500

	89,286	70,287

Operating loss	(16,225)	(6,819)

Other Income (Loss)
Interest expense	(137)	(49)
Interest and other income	2	30

	(135)	(19)

Loss before income taxes	(16,360)	(6,838)
Income tax expense (benefit)	(5,585)	(2,315)

Net Loss	$(10,775)	$(4,523)

Net Loss Per Common Share
Basic	$(7.07)	$(2.97)

Diluted	$(7.07)	$(2.97)

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,
	2012	2011
Revenues
Textile products sales	$37,182	$36,699

Expenses
Textile products cost of sales	32,264	29,116
Administrative and selling expenses	6,705	5,331
Litigation charge – Hallwood Energy matters	—	7,500

	38,969	41,947

Operating loss	(1,787)	(5,248)

Other Income (Loss)
Interest expense	(112)	(23)
Interest and other income	1	13

	(111)	(10)

Loss before income taxes	(1,898)	(5,258)
Income tax expense (benefit)	(675)	(1,731)

Net Loss	$(1,223)	$(3,527)

Net Loss Per Common Share
Basic	$(0.80)	$(2.31)

Diluted	$(0.80)	$(2.31)

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Loss	$(1,223)	$(3,527)	$(10,775)	$(4,523)

Other Comprehensive Income (Loss)
None	—	—	—	—

Comprehensive Loss	$(1,223)	$(3,527)	$(10,775)	$(4,523)

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock		Total Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity
Balance, January 1, 2012	2,396	$240	$51,700	$20,604	871	$(13,404)	$59,140

Net loss	—	—	—	(10,775)	—	—	(10,775)

Balance, June 30, 2012	2,396	$240	$51,700	$9,829	871	$(13,404)	$48,365

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,775)	$(4,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Litigation charge – Hallwood Energy matters	13,200	7,500
Depreciation, amortization and impairment	1,195	1,282
Deferred tax expense (benefit)	(5,565)	(2,625)
Provision (recovery) for obsolete inventory	257	57
Provision (recovery) for doubtful accounts and factor dilution	50	(85)
Changes in assets and liabilities:
Payment of litigation reserve – Hallwood Energy matters	(23,522)	—
Net change in income taxes receivable/payable	(161)	159
Increase (decrease) in accounts payable	2,887	1,513
(Increase) decrease in accounts receivable	3,127	(2,476)
Increase (decrease) in accrued expenses and other current liabilities	(307)	(740)
Net change in other assets and liabilities	(148)	(290)
(Increase) decrease in inventories	(144)	(8,399)

Net cash used in operating activities	(19,906)	(8,627)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemption of short-term investments	—	7,480
Proceeds from disposal of equipment	58	—
Investments in property, plant and equipment, net	(851)	(1,082)

Net cash provided by (used in) investing activities	(793)	6,398

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	10,000	—
Proceeds from revolving credit facility	8,018	1,000
Repayments of revolving credit facility	(6,518)	—
Repayments of loan payable	(1,000)	—

Net cash provided by financing activities	10,500	1,000

DECREASE IN CASH AND CASH EQUIVALENTS	(10,199)	(1,229)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,869	11,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$670	$9,930

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2012 and 2011

(unaudited)

Note 1 — Organization, Interim Condensed Consolidated Financial Statements and New Accounting Pronouncements

Organization. The Hallwood Group Incorporated (the “Company”) (NYSE MKT: HWG) was incorporated in Delaware in 1981. The Company operates as a holding company. The Company operates its principal business in the textile products industry through its wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, the “Hallwood Group”).

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

Textile Products. Textile products operations are conducted through Brookwood. Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood has two principal subsidiaries at June 30, 2012:

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

Investments in Financial Instruments. In the 2011 first quarter, the Company opened an investment account with UBS AG, a global financial services firm, and intended to transfer a significant portion of the cash it holds from time to time to the UBS account to be placed in various financial instruments and to borrow additional amounts from UBS to invest on a leveraged basis. As of August 14, 2012, no funds have been transferred into the UBS account and currently the Company does not intend to transfer funds into the UBS account.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2012 and 2011

(unaudited)

Consolidation Policy. The Company’s Brookwood subsidiary operates on a 5-4-4 accounting cycle with its months always ending on a Saturday for accounting purposes, while the Company operates on a traditional fiscal month accounting cycle. For purposes of the year-end financial statements the Brookwood cycle always ends on December 31, however, quarterly interim financial statements may not correspond to the fiscal quarter-end. Hallwood Group’s condensed consolidated financial statements as of June 30, 2012 and 2011 include Brookwood’s operations through June 30, 2012 and July 2, 2011, respectively. Estimated operating results of Brookwood for the intervening periods to June 30, 2012 and 2011, respectively, are provided below (in thousands):

	Amounts in Intervening Periods Six Months Ended June 30,
	2012	2011
	(not applicable)	(one business day)
Textile products sales	$—	$211
Textile products costs of sales	—	175
Administrative and selling expenses	—	131

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2012 and 2011

(unaudited)

Note 2 — Cash and Cash Equivalents

Hallwood Group’s cash and cash equivalents are presented below (in thousands). Hallwood Group had no marketable securities as of June 30, 2012 or December 31, 2011.

	June 30, 2012
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents
Cash	$621	$—	$—	$621
Available for-sale-securities:
Money market funds	49	—	—	49

Total cash and cash equivalents	$670	$—	$—	$670

	December 31, 2011
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents
Cash	$5,621	$—	$—	$5,621
Available for-sale-securities:
Money market funds	5,248	—	—	5,248

Total cash and cash equivalents	$10,869	$—	$—	$10,869

Note 3 — Inventories

All inventories relate to Brookwood. Inventories as of the balance sheet dates were as follows (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$6,793	$7,727
Work in progress	5,511	5,796
Finished goods	12,563	11,457

Total	$24,867	$24,980

Note 4 — Operations of Brookwood Companies Incorporated

Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers may be sold to the factor, subject to a commission and the factor’s prior approval. Factored receivables were $17,986,000 and $17,487,000 at June 30, 2012 and December 31, 2011, which were net of a returned goods dilution allowance of $90,000 and $63,000, respectively.

Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of August 14, 2012, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2012 and 2011

(unaudited)

Trade receivables were $4,252,000 and $8,031,000 at June 30, 2012 and December 31, 2011, which were net of an allowance for doubtful accounts of $141,000 and $118,000, respectively. The trade receivable balance at December 31, 2011 included approximately $1,643,000, which was the balance remaining related to fabric sold in two products to a Brookwood customer in the period from September 2008 to April 2009 that supplies the U.S. military for which payment had been delayed due to a compliance issue (see also Note 13). Brookwood received payment at full value of $1,643,000 in January 2012.

Sales Concentration. Brookwood has one customer who accounted for more than 10% of Brookwood’s sales. Sales to that Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during 2012 and 2011. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $3,992,000 and $10,700,000 in the 2012 second quarter and six month periods, respectively, compared to $6,105,000 and $6,395,000 in the 2011 comparable periods. Sales to Tennier represented 10.7% and 16.6% of Brookwood’s net sales in the 2012 and 2011 second quarters, respectively, and 14.6% and 10.1% in the 2012 and 2011 six month periods, respectively.

Military sales accounted for $19,556,000 and $41,231,000 in the 2012 second quarter and six month periods, compared to $20,235,000 and $30,411,000 in 2011, respectively. The military sales represented 52.6% and 55.1% of Brookwood’s net sales in the 2012 and 2011 second quarters, respectively, and 56.4% and 47.9% in the 2012 and 2011 six month periods, respectively. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract.

Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At June 30, 2012, cumulative dividends in arrears on the preferred stock amounted to approximately $456,000.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,956,000 at June 30, 2012). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.

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

Six Months Ended June 30, 2012 and 2011

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

In one of these matters, the Adversary Proceeding, on July 25, 2011, the Bankruptcy Court issued the Proposed Findings of Fact, Conclusions of Law and Judgment Awarding Various Monetary Damages (the “Proposed Findings”) proposing that damages be awarded against the Company totaling approximately $18,700,000 plus prejudgment and postjudgment interest and plaintiff’s attorney’s fees as may be requested and awarded pursuant to a subsequent motion. As a result of the Proposed Findings and taking into consideration the Company’s objections to the Proposed Findings, during 2011 the Company recorded a charge of $7,500,000 in its statement of operations and its balance sheet as an accrual under Hallwood Energy matters – Litigation Reserve in the Adversary Proceeding, in addition to $3,201,000 that was previously recorded in connection with the Equity Support Agreement discussed below for a total reserve of $10,701,000 at December 31, 2011 for the Adversary Proceeding.

On April 24, 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. Based upon the monetary damages (including prejudgment and postjudgment interest, legal fees and court costs) awarded in the Judgment, the Company, in consultation with the Company’s litigation counsel, recorded an additional charge of $13,200,000 at March 31, 2012 in its statement of operations and balance sheet as an accrual under Hallwood Energy matters – Litigation Reserve. Accordingly, the total reserve at March 31, 2012 for the Adversary Proceeding was $23,901,000. The Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. In addition, the Company will be required to pay certain court costs and attorneys’ fees incurred by the plaintiffs. At June 30, 2012, the litigation reserve for the Hallwood Energy matters is $2,179,000. The parties settled the amount of court costs for approximately $101,000, which is expected to be paid on or before August 28, 2012. While the Company will be required to pay some additional amount of money to the plaintiffs as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company, the amount and timing of that payment are currently unresolved and will be determined by the Bankruptcy Court. The plaintiffs have alleged that they are entitled to approximately $4,000,000 for attorney fees while the Company contends that they should only recover a small fraction of that amount. In addition, the Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. Because the initial appellate brief has not yet been filed, at this point it is difficult to determine or approximate when the appellate court might rule on the Company’s appeal.

In the Hallwood Energy litigation matters, other than the Adversary Proceeding, effective February 14, 2012, the Company and certain other parties entered into a Confidential Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”). The Settlement Agreement effectively settled the claims by HPI, the Trustee of the Hallwood Energy I Creditors’ Trust, and their related parties (the “Plaintiffs”) against the Company and its related parties, other than the claims in the Adversary Proceeding, in which the District Court rendered the Judgment.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2012 and 2011

(unaudited)

The terms of the Settlement Agreement included the payment by the Company of $1,800,000, in addition to payments by other defendants and the Company’s insurance carrier for its directors and officers’ liability insurance policy. Under the Settlement Agreement, the Plaintiffs released the Company, its current and former directors and officers, the former directors and officers of the general partner of Hallwood Energy and various entities related to the foregoing persons from all claims asserted in or related to (i) Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4, Ltd. v. The Hallwood Group Incorporated et al. in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03358; (ii) Ray Balestri, Trustee of the Hallwood Energy I Creditor’s Trust v. Anthony J. Gumbiner, et al. in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03263; and (iii) another suit in which the Company is not named as a party, and any other claims based on the facts alleged in the foregoing matters or that could have been alleged in the foregoing matters, other than the claims against the Company asserted in the Adversary Proceeding or any claims required to enforce any final judgment entered against the Company in the Adversary Proceeding. Similarly, the defendants released the Plaintiffs from all claims based on the facts alleged in the foregoing matters or that could have been alleged in the foregoing matters, other than any claims or defenses the defendants had in the Adversary Proceeding.

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

The Equity Support Agreement terminated not later than October 2009 in connection with the confirmation of Hallwood Energy’s plan of reorganization. The Equity Support Agreement is no longer in effect, although (as previously discussed) the obligation to pay the remaining unpaid contingent commitment under the Equity Support Agreement, which was subject to litigation in the Adversary Proceeding, was $3,201,000 and was paid on May 4, 2012. No further amounts are due.

Other. For further information on Hallwood Energy’s activities, including its bankruptcy reorganization, refer to Hallwood Group’s annual report on Form 10-K for the year ended December 31, 2011.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2012 and 2011

(unaudited)

Note 6 — Loans Payable

Loans payable at the balance sheet dates were as follows (in thousands):

	June 30, 2012	December 31, 2011
HFL Loan; due June 2013	$9,000	$—
New Revolving Credit Facility; due March 2014	3,500	—
Working Capital Revolving Credit Facility; repaid April 2012	—	2,000

	12,500	2,000

Current portion	(9,000)	—

Noncurrent portion	$3,500	$2,000

Working Capital Revolving Credit Facility. The Company’s Brookwood subsidiary had a revolving credit facility in an amount up to $25,000,000 with KeyBanc (the “Working Capital Revolving Credit Facility”). Borrowings were collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The facility contained various financial covenants regarding Brookwood’s income and debt levels. The interest rate was a blended rate of 1.78% at December 31, 2011. The loan balance of $2,000,000 was repaid on April 2, 2012 with proceeds from the New Revolving Credit Facility (discussed below).

New Revolving Credit Facility entered into in March 2012. On March 30, 2012, Brookwood and its subsidiaries entered into a loan agreement by and among Brookwood, its subsidiaries and Branch Banking and Trust Company (“BB&T”) (the “New Revolving Credit Facility”). The New Revolving Credit Facility replaces the Working Capital Revolving Credit Facility.

The New Revolving Credit Facility provides for borrowings of up to $25,000,000 and is secured by a first lien on substantially all of the assets of Brookwood. The New Revolving Credit Facility has a maturity date of March 30, 2014. On April 2, 2012, Brookwood borrowed $2,018,000 under this new facility to repay outstanding amounts due under the Working Capital Revolving Credit Facility, including accrued interest. In May 2012, the Company requested a dividend of $8,000,000 from Brookwood, which obtained consent from BB&T for such payment. Accordingly, Brookwood borrowed $8,000,000 under the New Revolving Credit Facility and paid that amount as a dividend to the Company in May 2012. The Company combined such funds with other available cash and the HFL Loan, discussed below, to satisfy the Judgment in the Adversary Proceeding issued by the United States District Court. During the quarter ended June 30, 2012, Brookwood repaid a portion of its borrowings under the New Revolving Credit Facility and the outstanding balance was $3,500,000 at June 30, 2012. As of June 30, 2012, subject to the existing loan covenants, Brookwood had approximately $8,250,000 of additional borrowing availability under this facility, which was net of a standby letter of credit for $91,000

The interest rate payable on the New Revolving Credit Facility is dependent on a leverage ratio, as defined, and can vary from LIBOR plus 1.00% to 2.00%. If BB&T is not a primary factor of Brookwood, then the interest rates will be increased by 0.40%. The interest rate on the facility was 1.24% at June 30, 2012.

The terms of the New Revolving Credit Facility provide that the facility may be used for refinancing existing indebtedness, providing for working capital and financing on-going operations and capital expenditures.

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

Six Months Ended June 30, 2012 and 2011

(unaudited)

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

Brookwood was in compliance with such financial covenants at June 30, 2012. In order to maintain compliance with such covenants in the future, Brookwood may be required to limit aggregate borrowings under the New Revolving Credit Facility to less than $25,000,000 at the end of each fiscal quarter.

Payments of Dividends. During the term of the Working Capital Revolving Credit Facility, Brookwood submitted a quarterly loan compliance certificate to KeyBanc and concurrently requested the bank’s consent to pay cash dividends and tax sharing payments to the Company. Brookwood paid to the Company dividends of $1,000,000 in February 2012 and $4,000,000 during the year ended December 31, 2011. The New Revolving Credit Facility contains a restriction on the payment of any cash dividend or advance to the Company above the tax sharing payment and the permitted annual discretionary dividend not to exceed 50% of Brookwood’s net income. Brookwood would be required (pursuant to the terms of the New Revolving Credit Facility) to obtain consent from BB&T for such payments above the permitted amount.

In May 2012, following the Company’s request for additional dividends, Brookwood requested BB&T to approve two such dividends for a total amount of $9,000,000. BB&T consented to the dividends, which were paid to the Company in May 2012. Any future payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

HFL Loan. Also in May 2012, to fund in part the payment of the Judgment, the Company borrowed from Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder, the sum of $10,000,000 (the “HFL Loan”). The HFL Loan is secured by a pledge of all of the stock of Brookwood, subject to the terms of a pending intercreditor agreement with BB&T, and by the Company’s interest in the anticipated refunds of federal income taxes, which are in excess of $5,000,000 that the Company expects to receive in 2012 and 2013. The HFL Loan is due in full on June 28, 2013 and bears interest at the rate of 6% per year, payable on a quarterly basis. The Company may prepay the HFL Loan at any time without penalty. The documents reflecting the HFL Loan contain representations, warranties and covenants that are typical for loans of this type. The outstanding balance on the HFL Loan was $9,000,000 at June 30, 2012 after a principal repayment of $1,000,000 in May 2012.

Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the New Revolving Credit Facility loan covenants and/or consent from BB&T in certain circumstances. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $49,520,000 and $59,970,000 at June 30, 2012 and December 31, 2011, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2012 and 2011

(unaudited)

Note 7 — Stockholders’ Equity

Stock Options. At June 30, 2012, there were no outstanding stock options. The Company’s former stock option plan expired in 2005 and no stock options are available for issuance.

Note 8 — Income Taxes

Following is a schedule of the income tax expense (benefit) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Federal
Current	$1,045	$780	$(8)	$190
Deferred	(1,698)	(2,625)	(5,566)	(2,625)

Sub-total	(653)	(1,845)	(5,574)	(2,435)

State
Current	(22)	114	(11)	120
Deferred	—	—	—	—

Sub-total	(22)	114	(11)	120

Total	$(675)	$(1,731)	$(5,585)	$(2,315)

The net deferred tax asset was $9,136,000 and $3,571,000 at June 30, 2012 and December 31, 2011, respectively. The net deferred tax asset at June 30, 2012 was comprised of temporary differences, including $741,000 related to loss reserves on litigation matters and $9,084,000 related to the carryforward of 2012 taxable losses to future periods, including an estimated $4,569,000 that the Company expects to carryback to 2010 for a refund. The net deferred tax asset at December 31, 2011 was comprised of temporary differences, including $3,162,000 related to loss reserves on litigation matters and $1,088,000 associated with the Company’s investment in Hallwood Energy. The federal tax rate was 34%, while state taxes were determined based upon taxable income apportioned to those states in which Hallwood Group does business at their respective tax rates.

Hallwood Group had a federal income tax receivable of $830,000 and $821,000 at June 30, 2012 and December 31, 2011, respectively, and a net state tax receivable of $348,000 and $195,000, at June 30, 2012 and December 31, 2011, respectively. The federal income tax receivable is principally due to the carryback of the 2011 federal net operating losses to 2009.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2012 and 2011

(unaudited)

Note 9 — Fair Value of Financial Instruments

The following table summarizes the valuation of Hallwood Group’s financial instruments based upon the inputs used to measure fair value in the three levels of the fair value hierarchy as of June 30, 2012 and December 31, 2011.

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities

•	Level 2 – Quoted prices for similar assets or liabilities in active markets or inputs that are observable

•	Level 3 – Inputs that are unobservable

	June 30, 2012
	Level 1	Level 2	Level 3
Cash Equivalents
Money market funds	$49	$—	$—

	December 31, 2011
	Level 1	Level 2	Level 3
Cash Equivalents
Money market funds	$5,248	$—	$—

Money market funds are classified as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses are considered to approximate their carrying value. These include cash, short term receivables, accounts payable, the HFL loan and other liabilities. In addition, because the interest rate on the revolving credit facility is variable, the fair value approximates its carrying value.

Note 10 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows

The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

Supplemental schedule of non-cash investing and financing activities:

	Six Months Ended June 30,
Description	2012	2011
Accrued capital expenditures in accounts payable and accrued expenses:
Amount at end of period	$59	$19

Supplemental disclosures of cash payments:

Income taxes paid	$130	$154
Interest paid	46	51

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2012 and 2011

(unaudited)

Note 11 — Computation of Income (Loss) Per Common Share

The following table reconciles weighted average shares outstanding from basic to diluted methods and reconciles net income (loss) used in the computation of income (loss) per share for the basic and diluted methods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2012	2011	2012	2011
Weighted Average Shares Outstanding
Basic and diluted	1,525	1,525	1,525	1,525

Net Income (Loss)
Basic and diluted	$(1,223)	$(3,527)	$(10,775)	$(4,523)

For the three months and six months ended June 30, 2012 and 2011, there were no outstanding stock options. No shares were excluded from the calculation of diluted earnings per share.

Note 12 – Related Party Transactions

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

A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consulting fees	$249	$249	$498	$498
Office space and administrative services	88	93	153	166
Travel and other expenses	9	63	27	80

Total	$346	$405	$678	$744

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

HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition,

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2012 and 2011

(unaudited)

HIL utilizes some of the office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended June 30, 2012 and 2011, these companies reimbursed the Company $27,000 and $23,000, respectively, for such expenses. For the six months ended June 30, 2012 and 2011, these companies reimbursed the Company $53,000 and $47,000, respectively.

In May 2012, to fund in part the payment of the Judgment, the Company entered into the HFL Loan with Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Gumbiner. See Note 6.

Note 13 — Litigation, Contingencies and Commitments

Reference is made to Note 15 to the consolidated financial statements contained in Hallwood Group’s annual report on Form 10-K for the year ended December 31, 2011.

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

In July 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that Brookwood infringed five United States patents pertaining to internally-coated webs. In October 2007, The Hallwood Group Incorporated was dismissed from the lawsuit. Nextec later added additional patents to the lawsuit. After a number of motions, only two patents remained in the action and were being asserted against the process and machine for making defendants’ Agility Storm-Tec X-Treme and Eclipse Storm-Tec X-Treme fabrics, which constitute two levels of the Military’s Extended Cold Weather Clothing System. Nextec was seeking a permanent injunction as well as damages in an amount to be determined at trial. After a five week trial that ended on June 1, 2012, the Court ruled from the bench that, while Nextec’s patents were valid, Brookwood had not infringed any of the patents in the lawsuit. On July 20, 2012, Nextec filed a motion requesting that the Court either correct/amend its finding of non-infringement or grant a new trial. The parties are awaiting the Judge’s ruling on whether Brookwood must respond to the Motion. Once the Judge rules on Nextec’s latest motion, both Nextec and Brookwood will have the option to appeal. Separately, and prior to trial, Brookwood filed requests for reexamination by the United States Patent and Trademark Office of the remaining patent claims at issue in the litigation. The United States Patent and Trademark Office has granted the reexamination requests and issued first office actions rejecting all the reexamined patent claims as unpatentable over the prior art of record. Nextec will have an opportunity to respond to the Patent Office and eventually to appeal any final decision by the Patent Office.

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

Six Months Ended June 30, 2012 and 2011

(unaudited)

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

Following the commencement of litigation, HPI and FEI intervened in the lawsuit and filed their respective complaints in intervention. In their complaints, they alleged that the Company’s failure to fund $3,200,000 under the Equity Support Agreement damaged Hallwood Energy in an amount in excess of $3,200,000. FEI claimed that, in addition to not paying the $3,200,000, the Company defrauded FEI and tortiously interfered with its rights under the Acquisition and Farmout Agreement, and it sought approximately $38,000,000 in additional damages. In their second amended complaint, HPI and the trustee for the creditors’ trust contended that the additional damages were at least $20,000,000 based on the alleged failure of the Company to fund the $3,200,000, which allegedly caused FEI to not fund $20,000,000 due under the Farmout Agreement between Hallwood Energy and FEI. HPI and the trustee also asserted that the Company was liable for exemplary damages of $100,000,000 on account of its failure to fund the last $3,200,000 under the Equity Support Agreement. In the second amended complaint, HPI and the trustee had named as additional defendants Hallwood Family (BVI) L.P., Hallwood Investments Limited, Hallwood Company Limited, the Hallwood Trust, Hallwood Financial Limited and Brookwood Companies Incorporated contending that the additional defendants are liable to the plaintiffs under allegations requesting the remedy of substantive consolidation. On May 5, 2010, the Court dismissed with prejudice the substantive consolidation claim and abuse of the bankruptcy process against all parties, resulting in the Company remaining as the sole Defendant. In light of the Court’s disposition of the theories advanced in the second amended complaint, the adversary proceeding was styled as Ray Balestri, Trustee of the Hallwood Energy I Creditors’ Trust, as successor in interest to Hallwood Energy, L.P., Plaintiffs and FEI Shale L.P. and Hall Phoenix/Inwood Ltd., Plaintiffs in Intervention vs. The Hallwood Group Incorporated, Defendant; Adversary No. 09-03082-SGJ (the “Adversary Proceeding”). The trial took place over a 13 day period from October 2010 to December 2010 and was followed with the Bankruptcy Court’s proposed findings in July 2011.

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

As a result of Proposed Findings, taking into consideration the Company’s objections to the Proposed Findings, the Company recorded a litigation reserve charge for $7,500,000 at June 30, 2011. As no new information had become available regarding the outcome of the litigation, the Company did not believe the reserve related to the Adversary Proceeding should be changed at December 31, 2011. This accrued reserve of $7,500,000 was reported in the Company’s balance sheet under “Hallwood Energy matters - Litigation reserve” for those periods, in addition to the $3,201,000 that was previously recorded in connection with the Equity Support Agreement, for a total reserve of $10,701,000 at December 31, 2011 for the Adversary Proceeding. This reserve amount was established in consultation with the Company’s litigation counsel in the Hallwood Energy litigation, based on their best judgment of the probabilities of success related to, among other factors, the objections to be filed by the Company on its possible appeal of the District Court’s Judgment.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2012 and 2011

(unaudited)

On April 24, 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. Based upon the monetary damages (including prejudgment and postjudgment interest, legal fees and court costs) awarded in the Judgment, the Company, in consultation with the Company’s litigation counsel, recorded an additional charge of $13,200,000 at March 31, 2012 in its statement of operations and balance sheet as an accrual under Hallwood Energy matters – Litigation Reserve. Accordingly, the total reserve at March 31, 2012 for the Adversary Proceeding was $23,901,000. The Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. In addition, the Company will be required to pay certain attorneys’ fees incurred by the plaintiffs. At June 30, 2012, the litigation reserve for the Hallwood Energy Matters is $2,179,000. The parties settled the amount of court costs for approximately $101,000, which is expected to be paid on or before August 28, 2012. While the Company will be required to pay some additional amount of money to the plaintiffs as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company, the amount and timing of that payment are currently unresolved and will be determined by the Bankruptcy Court. The plaintiffs have alleged that they are entitled to approximately $4,000,000 for attorney fees while the Company contends that they should only recover a small fraction of that amount. In addition, the Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. Because the initial appellate brief has not yet been filed, at this point it is difficult to determine or approximate when the appellate court might rule on the Company’s appeal.

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

Settlement in February 2012 of Litigation Claims other than Adversary Proceeding. Effective February 14, 2012, the Company and certain other parties entered into a Confidential Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”). The Settlement Agreement settled the claims by HPI, the Trustee of the Hallwood Energy I Creditors’ Trust, and their related parties (the “Plaintiffs”) against the Company and its related parties other than the Adversary Proceeding in which the Bankruptcy Court issued the Proposed Findings.

The terms of the Settlement Agreement included the payment by the Company of $1,800,000, in addition to payments by other defendants and the Company’s insurance carrier for its directors and officers liability insurance policy. Under the Settlement Agreement, the Plaintiffs released the Company, its current and former directors and officers, the former directors and officers of the general partner of Hallwood Energy and various entities related to the foregoing persons from all claims asserted in or related to (i) Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4, Ltd. v. The Hallwood Group Incorporated et al. in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03358; (ii) Ray Balestri, Trustee of the Hallwood Energy I Creditor’s Trust v. Anthony J. Gumbiner, et al. in the United States Bankruptcy Court for the Northern

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2012 and 2011

(unaudited)

District of Texas, Dallas Division, Adversary No. 10-03263; and (iii) another suit in which the Company is not named as a party, and any other claims based on the facts alleged in the foregoing matters or that could have been alleged in the foregoing matters, other than the claims against the Company asserted in the Adversary Proceeding or any claims required to enforce any final judgment entered against the Company in the Adversary Proceeding. Similarly, the defendants released the Plaintiffs from all claims based on the facts alleged in the foregoing matters or that could have been alleged in the foregoing matters, other than any claims or defenses the defendants had in the Adversary Proceeding.

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

Claim Filed by Company with Insurance Carrier for Directors’ and Officers’ Liability Insurance Policy. Prior to entering into the Settlement Agreement, the Company incurred significant legal fees and associated costs in connection with these legal matters. The Company filed claims with the insurance carrier for the directors’ and officers’ liability insurance policies maintained by the Company for reimbursement of certain legal fees and costs. The aggregate limit for each policy year under the Company’s policies has been $10,000,000. The insurance carrier took the position that all of the claims asserted in the Hallwood Energy litigation relate to the 2008 – 2009 policy year.

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

In connection with the Settlement Agreement, the insurance carrier agreed to make a payment to the Plaintiffs and received a release and full discharge from any further payments for the Hallwood Energy litigation. Accordingly, the Company did not have insurance coverage available to satisfy the Judgment that was rendered in connection with the Adversary Proceeding. The insurance carrier did not reimburse the Company for the legal fees and costs associated with the Adversary Proceeding.

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

The Company’s Brookwood subsidiary is subject to a number of environmental laws, regulations, licenses and permits and has ongoing discussions with environmental regulatory authorities, including the U.S. Environmental Protection Agency (the “EPA”), the Rhode Island Department of Health (“RIDOH”), the Rhode Island Department of Environmental Management (“RIDEM”) and the Connecticut Department of Energy and Environmental Protection (“CTDEEP”) on a number of matters, including compliance with safe drinking water rules and wastewater discharge and treatment regulations, the control of chemicals used in the companies’ coating operations that are classified as air pollutants, the presence of groundwater and soil contaminants at the companies’ facilities, the removal of underground storage tanks, and hazardous waste management

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2012 and 2011

(unaudited)

From time to time Brookwood and its subsidiaries have paid fines or penalties for alleged failure to comply with certain environmental requirements, which did not exceed $100,000 in the aggregate during the three years ended December 31, 2011 and the six months ended June 30, 2012. In addition, Brookwood and its subsidiaries have entered into various settlements and agreements with the regulatory authorities requiring the companies to perform certain tests, undertake certain studies, and install remedial facilities. Brookwood and its subsidiaries incurred capital expenditures to comply with environmental regulations of approximately $136,000 in the year ended December 31, 2011 and $81,000 during the six months ended June 30, 2012. In addition, Brookwood and its subsidiaries regularly incur expenses associated with various studies and tests to monitor and maintain compliance with diverse environmental requirements.

Other Contingencies. In May 2009, one of Brookwood’s suppliers advised Brookwood that shipments to Brookwood during the period from September 2008 to April 2009 of a quantity of greige fabric from the supplier incorporated some fiber that was not of domestic origin in some yarn from the vendor. The fabric in question was ordered to fill contracts in support of the United States military, was required to be domestic and is subject to the preference for domestic source required flow down provisions of the Department of Defense Supplement to the Federal Acquisition Regulations implementing the provisions of 10 USC 2533a. Brookwood’s suppliers had advised that the greige fabric containing the non-compliant yarn was supplied inadvertently to Brookwood in limited quantity. Brookwood determined that this yarn affected two of their greige products. Brookwood advised its affected customers and the United States military of this circumstance. Brookwood resolved the issue with respect to one of the products and received payment at full value in 2009. Additionally, resolution on the second product with one of the procurement entities was achieved and Brookwood received payment at full value of $3,242,000 in October 2010. Resolution with the final procurement entity was reached in the 2011 fourth quarter, and Brookwood received payment at full value of $1,643,000 in January 2012.

Note 14 — Segments and Related Information

The following represents Hallwood Group’s reportable segment operations for the three months and six months ended June 30, 2012 and 2011, respectively (in thousands):

	Textile Products	Other	Consolidated
Three Months ended June 30, 2012
Total revenue from external sources	$37,182	$—	$37,182

Operating income (loss)	$(734)	$(1,053)	$(1,787)
Other income (loss), net	(32)	(79)	(111)

Income (loss) before income taxes	$(766)	$(1,132)	$(1,898)

Three Months ended June 30, 2011
Total revenue from external sources	$36,699	$—	$36,699

Operating income (loss)	$3,316	$(8,564)	$(5,248)
Other income (loss), net	(11)	1	(10)

Income (loss) before income taxes	$3,305	$(8,563)	$(5,258)

Six Months ended June 30, 2012
Total revenue from external sources	$73,061	$—	$73,061

Operating income (loss)	$(668)	$(15,557)	$(16,225)
Other income (loss), net	(57)	(78)	(135)

Income (loss) before income taxes	$(725)	$(15,635)	$(16,360)

Six Months ended June 30, 2011
Total revenue from external sources	$63,468	$—	$63,468

Operating income (loss)	$3,027	$(9,846)	$(6,819)
Other income (loss), net	(22)	3	(19)

Income (loss) before income taxes	$(3,005)	$(9,843)	$(6,838)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2012 and 2011

(unaudited)

Costs and expenses incurred by Brookwood for the Nextec litigation were $1,741,000 and $3,409,000 for the 2012 second quarter and six month periods and $791,000 and $844,000 for the 2011 second quarter and six month periods, respectively.

No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2011 annual report. The total assets for Hallwood Group’s operating segments have not materially changed since the December 31, 2011 annual report.

Note 15 – Impact of Litigation on Liquidity

The Company and its subsidiaries are involved in a number of litigation matters, as described in Note 13, and have spent and may continue to spend significant amounts in professional fees in connection with the defense of its pending legal matters. As previously described, on April 24, 2012, the United States District Court in the Adversary Proceeding issued a Judgment awarding damages against the Company totaling approximately $18,700,000 plus prejudgment and postjudgment interest and court costs and plaintiff’s attorneys’ fees as may be requested and awarded pursuant to a subsequent motion.

The Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. At June 30, 2012, the litigation reserve for the Hallwood Energy Matters is $2,179,000. The parties settled the amount of court costs for approximately $101,000, which is expected to be paid on or before August 28, 2012. While the Company will be required to pay some additional amount of money to the plaintiffs as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company, the amounts and timing of that payment are currently unresolved and will be determined by the Bankruptcy Court. The plaintiffs have alleged that they are entitled to approximately $4,000,000 for attorney fees while the Company contends that they should only recover a small fraction of that amount. In addition, the Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. Because the initial appellate brief has not yet been filed, at this point it is difficult to determine or approximate when the appellate court might rule on the Company’s appeal.

In addition to its current available cash, to obtain additional funds to satisfy the Judgment, in May 2012, the Company received an $8,000,000 dividend from Brookwood and the $10,000,000 HFL Loan.

The Company’s ability to receive additional cash dividends or other advances from Brookwood above the permitted annual discretionary dividend not to exceed 50% of Brookwood’s net income to repay the HFL Loan or for other purposes, is dependent upon Brookwood obtaining consent from BB&T for such payments. Any such payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

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

Overview

General. The Hallwood Group Incorporated (the “Company”) (NYSE MKT:HWG) operates as a holding company. The Company operates its principal business in the textile products industry through its wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Information contained herein includes references to the Company and its subsidiaries (collectively, the “Hallwood Group”).

Textile Products. In 2012 and 2011, Hallwood Group derived all of its operating revenues from the textile activities of its Brookwood subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, costs, availability of supplies, its response to competition and its ability to generate new markets. Although the textile activities of the Company and its subsidiaries have generated positive cash flow in recent years, there is no assurance that this trend will continue.

While Brookwood has enjoyed substantial revenues from its military business, there is no assurance that such revenues will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend management believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. As this activity changes, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $19,556,000 and $41,231,000 for the 2012 second quarter and six month periods, respectively, were 3.3% lower and 35.6% higher than the comparable periods in 2011 of $20,235,000 and $30,411,000.

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

Unstable global nylon and chemical pricing and volatile domestic energy costs, coupled with a varying product mix, have continued to cause fluctuations in Brookwood’s margins, a trend that may continue.

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

Investments in Financial Instruments. In the 2011 first quarter, the Company opened an investment account with UBS AG, a global financial services firm, and intended to transfer a significant portion of the cash it holds from time to time to the UBS account to be placed in various financial instruments and to borrow additional amounts from UBS to invest on a leveraged basis. As of August 14, 2012, no funds have been transferred into the UBS account and currently the Company does not intend to transfer funds into the UBS account.

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

Results of Operations

Hallwood Group reported a net loss of $1,223,000 for the 2012 second quarter, compared to a net loss of $3,527,000 in 2011. Revenue for the 2012 second quarter was $37,182,000, compared to $36,699,000 in 2011.

The net loss for the 2012 six month period was $10,775,000, compared to a net loss of $4,523,000 in 2011. Revenue for the 2012 six month period was $73,061,000, compared to $63,468,000 in 2011.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues

Textile products sales of $37,182,000 increased by $483,000, or 1.3%, in the 2012 second quarter, compared to $36,699,000 in 2011. Sales for the 2012 six month period of $73,061,000 increased by $9,593,000, or 15.1%, compared to $63,468,000 in 2011. The increases in 2012 were principally due to an increase in sales of specialty fabric to U.S. military contractors as a result of increases in orders from the military to Brookwood’s customers, partially offset by reduced sales in its other market segments. Military sales accounted for $19,556,000 and $41,231,000 in the 2012 second quarter and six month periods, compared to $20,235,000 and $30,411,000 in 2011, respectively. The military sales represented 52.6% and 55.1% of Brookwood’s net sales in the 2012 and 2011 second quarters, respectively, and 56.4% and 47.9% in the 2012 and 2011 six month periods, respectively. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract.

Sales Concentration. Brookwood has one customer who accounted for more than 10% of Brookwood’s sales. Sales to that Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during 2012 and 2011. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $3,992,000 and $10,700,000 in the 2012 second quarter and six month periods, respectively, compared to $6,105,000 and $6,395,000 in the 2011 comparable periods. Sales to Tennier represented 10.7% and 16.6% of Brookwood’s net sales in the 2012 and 2011 second quarters, respectively, and 14.6% and 10.1% in the 2012 and 2011 six month periods, respectively.

Expenses

Textile products cost of sales of $32,264,000 for the 2012 second quarter increased by $3,148,000, or 10.8%, compared to $29,116,000 in 2011. For the six month periods, textile products cost of sales of $62,413,000 for 2012 increased by $10,103,000, or 19.3%, compared to $52,310,000 in 2011. The 2012 increases principally resulted from material and labor costs associated with the higher sales volume for the military segment, and from changes in product mix. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, royalties, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.

The gross profit margin for the 2012 second quarter was 13.2%, compared to 20.7% for 2011 and for the 2012 six month period, 14.6% versus 17.6%. The fluctuations in gross profit margin were attributed to varying levels of military sales volume and changes in product mix.

Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Brookwood	$5,652	$4,268	$11,315	$8,131
Company	1,053	1,063	2,358	2,346

Total	$6,705	$5,331	$13,673	$10,477

Brookwood’s administrative and selling expenses of $5,652,000 for the 2012 second quarter increased by $1,384,000, or 32.4%, from 2011. For the 2012 six months, administrative and selling expenses increased by $3,184,000, or 39.2%, compared to 2011. The increases for the 2012 periods compared to the 2011 periods were primarily attributable to an increase in professional services of $1,047,000 and $2,742,000, principally legal fees, for the 2012 second quarter and six month periods, respectively. Costs and expenses incurred by Brookwood in its successful defense of the Nextec litigation were $1,741,000 and $3,409,000 for the 2012 second quarter and six month periods and $791,000 and $844,000 for the 2011 second quarter and six month periods, respectively. While subject to potential appeal, on June 1, 2012, the Court ruled from the bench that, while Nextec’s patents were valid, Brookwood had not infringed any of the patents in the lawsuit. For a further discussion on the Nextec litigation, see Note 13 in the accompanying condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Brookwood’s administrative and selling expenses included items such as payroll, professional fees, sales commissions, factor commissions, marketing, rent, insurance and travel. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $164,000 and $370,000 for the three and six months ended June 30, 2012, respectively, compared to $196,000 and $336,000 for the comparable 2011 periods.

The Company’s administrative expenses decreased $10,000, or 1.0%, for the 2012 second quarter, compared to 2011. For the 2012 six months, the Company’s administrative expenses increased $12,000, or 0.5%, compared to 2011. The fluctuations were principally attributable to changes in professional fees.

In connection with the Hallwood Energy litigation matters discussed in Note 13, on July 25, 2011, the Bankruptcy Court issued Proposed Findings in the Adversary Proceeding, proposing that damages be awarded against the Company totaling approximately $18,700,000 plus prejudgment and postjudgment interest and plaintiff’s attorneys’ fees as may be requested and awarded pursuant to a subsequent motion.

On April 24, 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. Based upon the monetary damages (including prejudgment and postjudgment interest, legal fees and court costs) awarded in the Judgment, the Company recorded an additional charge of $13,200,000 at March 31, 2012 in its statement of operations and balance sheet as an accrual under Hallwood Energy matters – Litigation Reserve. Accordingly, the total reserve at March 31, 2012 for the Adversary Proceeding was $23,901,000. The Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. In addition, the Company will be required to pay certain court costs and attorneys’ fees incurred by the plaintiffs. At June 30, 2012, the litigation reserve for the Hallwood Energy matters is $2,179,000. The parties settled the amount of court costs for approximately $101,000, which is expected to be paid on or before August 28, 2012. While the Company will be required to pay some additional amount of money to the plaintiffs as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company, the amount and timing of that payment are currently unresolved and will be determined by the Bankruptcy Court. The plaintiffs have alleged that they are entitled to approximately $4,000,000 for attorney fees while the Company contends that they should only recover a small fraction of that amount. In addition, the Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. Because the initial appellate brief has not yet been filed, at this point it is difficult to determine or approximate when the appellate court might rule on the Company’s appeal.

Other Income (Loss)

Interest expense was $112,000 and $137,000 in the 2012 second quarter and six month periods, respectively, compared to $23,000 and $49,000 for the 2011 second quarter and six month periods. The interest expense relates to Brookwood’s revolving credit facilities and the HFL Loan, which was entered into in May 2012.

Interest and other income was $1,000 and $2,000 in the 2012 second quarter and six month periods, compared to $13,000 and $30,000 for the 2011 periods. The 2012 decreases were principally due to the redemption of marketable securities in 2011.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Federal
Current	$1,045	$780	$(8)	$190
Deferred	(1,698)	(2,625)	(5,566)	(2,625)

Sub-total	(653)	(1,845)	(5,574)	(2,435)

State
Current	(22)	114	(11)	120
Deferred	—	—	—	—

Sub-total	(22)	114	(11)	120

Total	$(675)	$(1,731)	$(5,585)	$(2,315)

At June 30, 2012, the net deferred tax asset was attributable to temporary differences, that upon reversal, could be utilized to offset income from operations and the carryforward of 2012 taxable losses to future periods. The statutory federal tax rate in both periods was 34%, while state taxes were determined based upon taxable income apportioned to those states in which Hallwood Group does business at their respective tax rates.

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

Litigation. In connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed lawsuits and had threatened to assert additional claims against the Company and certain related parties alleging actual, compensatory and exemplary damages in excess of $200,000,000, based on purported breach of contract, fraud, breach of fiduciary duties, neglect, negligence and various misleading statements, omissions and misrepresentations. See Note 13 in the accompanying condensed consolidated financial statements.

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

A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consulting fees	$249	$249	$498	$498
Office space and administrative services	88	93	153	166
Travel and other expenses	9	63	27	80

Total	$346	$405	$678	$744

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

HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended June 30, 2012 and 2011, these companies reimbursed the Company $27,000 and $23,000, respectively, for such expenses. For the six months ended June 30, 2012 and 2011, these companies reimbursed the Company $53,000 and $47,000, respectively, for such expenses.

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

Contractual Obligations and Commercial Commitments

The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of June 30, 2012 (in thousands):

	Payments Due During the Year Ending December 31,
	2012*	2013	2014	2015	2016	Thereafter	Total
Contractual Obligations
Loans payable	$—	$9,000	$3,500	$—	$—	$—	$12,500
Operating leases	378	683	594	396	212	—	2,263

Total	$378	$9,683	$4,094	$396	$212	$—	$14,763

*	For the six months ending December 31, 2012.

At June 30, 2012, the Company’s debt was comprised of the HFL Loan, which bears interest at a 6% annual fixed rate. Brookwood’s debt consisted of the New Revolving Credit Facility, which bears interest at variable rates. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the repayment of the HFL Loan at its June 2013 maturity date and renewal of the revolving credit facility at its loan balance as of June 30, 2012, are $292,000 for the six months ending December 31, 2012 and $313,000, $43,000, $43,000, and $43,000 for each of the years ending December 31, 2013 through December 31, 2016, respectively.

Payments in Adversary Proceeding. In May 2012, the Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. In addition, the Company will be required to pay certain attorneys’ fees and court costs incurred by the plaintiffs. The parties settled the amount of court costs for approximately $101,000, which is expected to be paid on or before August 28, 2012. While the Company will be required to pay some additional amount of money to the plaintiffs as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company, the amount and timing of that payment are currently unresolved and will be determined by the Bankruptcy Court. The plaintiffs have alleged that they are entitled to approximately $4,000,000 for attorney fees while the Company contends that they should only recover a small fraction of that amount. In addition, the Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. Because the initial appellate brief has not yet been filed, at this point it is difficult to determine or approximate when the appellate court might rule on the Company’s appeal.

Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,956,000 at June 30, 2012). The base amount will fluctuate in accordance with a formula that increases by the annual amount of the dividend on the preferred stock accrued, currently $1,823,000, and decreases by the amount of the cash dividends actually paid. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.

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

Financial Covenants

The principal financial ratios required under Brookwood’s New Revolving Credit Facility were as follows:

		Quarter Ended
Description	Requirement	June 30, 2012	March 31, 2012
Current assets to current liabilities plus funded debt	must be greater than ratio of 1.40	2.53	3.17
Total liabilities to tangible net worth	must be less than ratio of 1.50	0.45	0.34
Total funded debt to EBITDA	must be less than ratio of 2.75	0.83	0.24

Brookwood was in compliance with its loan covenants under the New Revolving Credit Facility at June 30, 2012 and March 31, 2012. In order to maintain compliance with such covenants in the future, Brookwood may be required to limit aggregate borrowings under the New Revolving Credit Facility to less than $25,000,000 at the end of each fiscal quarter.

Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the loan covenants in the New Revolving Credit Facility and/or consent from BB&T in certain circumstances. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $49,520,000 and $59,970,000 as of June 30, 2012 and December 31, 2011, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

General. The Company, through its Brookwood subsidiary, principally operates in the textile products segment. The Hallwood Group’s cash position decreased by $10,199,000 during the 2012 six month period to $670,000 as of June 30, 2012. The principal uses of cash were $19,906,000 used in operations (which includes payments totaling $23,522,000 for the satisfaction of Hallwood Energy litigation matters, other than the plaintiff’s attorney fees and court costs in the Adversary Proceeding) and $851,000 for property, plant and equipment, principally at Brookwood. The principal sources of cash were net new borrowings of $10,500,000 for the 2012 six month period including $9,000,000 from the HFL Loan and $1,500,000 from the Brookwood revolving credit facilities. The amounts outstanding under the New Revolving Credit Facility and HFL Loan were $3,500,000 and $9,000,000, respectively, at June 30, 2012.

In May 2012, to fund in part the payment of the Judgment in the Adversary Proceeding, as further discussed below, the Company obtained an $8,000,000 dividend from Brookwood. Also in May 2012, to fund in part the payment of the Judgment, the Company borrowed from Hallwood Family (BVI) L.P., a limited partnership associated with its principal shareholder, the sum of $10,000,000 (the “HFL Loan”). The HFL Loan is secured by a pledge of all of the stock of Brookwood, subject to the terms of a pending intercreditor agreement with BB&T, and by the Company’s interest in the anticipated refunds of federal income taxes which are in excess of $5,000,000 that the Company expects to receive in 2012 and 2013. The HFL Loan is due in full on June 28, 2013 and bears interest at the rate of 6% per year, payable on a quarterly basis. The Company repaid $1,000,000 on the HFL Loan during May 2012 and the Company may prepay the HFL Loan at any time without penalty. The documents reflecting the HFL Loan contain representations, warranties and covenants that are typical for loans of this type.

The Company is dependent on fees, dividends and advances from Brookwood for its liquidity requirements. Brookwood’s ability to generate cash flow from operations will depend on its future performance, including the level and timing of military sales, and its ability to successfully implement business and growth strategies.

Textiles. Hallwood Group’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the military, consumer, industrial and medical markets. Brookwood maintains a $25,000,000 New Revolving Credit Facility with BB&T that replaced its former Working Capital Revolving Credit Facility. The New Revolving Credit Facility has a maturity date of March 30, 2014. As of June 30, 2012, subject to the existing loan covenants, Brookwood had approximately $8,250,000 of additional borrowing availability on its New Revolving Credit Facility.

Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers may be sold to the factor, subject to a commission and the factor’s prior approval. Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of August 14, 2012, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Brookwood paid cash dividends to the Company of $10,000,000 and $2,000,000 in the 2012 and 2011 six month periods, respectively, and $4,000,000 for all of 2011. In addition, Brookwood made tax sharing payments to the Company of $86,000 and $2,056,000 in the 2012 and 2011 six month periods, respectively, and $2,992,000 for all of 2011 under its tax sharing agreement. The New Revolving Credit Facility contains a restriction on the payment of any cash dividend or advance to the Company above the permitted annual discretionary dividend not to exceed 50% of Brookwood’s net income. Brookwood would be required (pursuant to the terms of the New Revolving Credit Facility) to obtain consent from BB&T for such payments above the permitted amount. In May 2012, following the Company’s request for an additional dividend, Brookwood requested BB&T to approve two such dividends for a total amount of $9,000,000. BB&T consented to the dividends, which were paid to the Company in May 2012. Any future payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued compliance with its loan covenants contained in the New Revolving Credit Facility.

Brookwood continuously evaluates opportunities to reduce production costs and expand its manufacturing capacity and portfolio of products. Accordingly, Brookwood incurs capital expenditures to pursue such opportunities, as well as for environmental and safety compliance, building upgrades, energy efficiencies, and various strategic objectives. In the 2012 six month period and for all of 2011, Brookwood met its capital expenditure and equipment maintenance requirements from its operating cash flows and

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

availability under its revolving credit facilities. There were no material capital commitments as of June 30, 2012. It is anticipated that Brookwood’s future capital expenditure projects will be funded from operations and, if necessary, availability under its New Revolving Credit Facility. Brookwood estimates its 2012 capital expenditures will be within a range of $2,000,000 to $3,000,000.

Impact of Litigation on the Company’s Liquidity. The Company and its subsidiaries are involved in a number of litigation matters, as described in Note 13 of the accompanying condensed consolidated financial statements, and have spent and may continue to spend significant amounts in professional fees in connection with the defense of its pending legal matters. As previously described, on April 24, 2012, the United States District Court in the Adversary Proceeding issued a Judgment awarding damages against the Company totaling approximately $18,700,000 plus prejudgment and postjudgment interest and court costs and plaintiff’s attorneys’ fees as may be requested and awarded pursuant to a subsequent motion.

The Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. The parties settled the amount of court costs for approximately $101,000, which is expected to be paid on or before August 28, 2012. While the Company will be required to pay some additional amount of money to the plaintiffs as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company, the amount and timing of that payment are currently unresolved and will be determined by the Bankruptcy Court. The plaintiffs have alleged that they are entitled to approximately $4,000,000 for attorney fees while the Company contends that they should only recover a small fraction of that amount. In addition, the Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. Because the initial appellate brief has not yet been filed, at this point it is difficult to determine or approximate when the appellate court might rule on the Company’s appeal.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item

1	Legal Proceedings

Reference is made to Note 13 to the Company’s condensed consolidated financial statements included within this quarterly report on Form 10-Q.

1A	Risk Factors	N/A

2	Unregistered Sales of Equity Securities and Use of Proceeds	None

3	Defaults upon Senior Securities	None

4	Mine Safety Disclosures	N/A

5	Other Information	None

6	Exhibits

	31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

Dated: August 14, 2012	By:	/s/ Richard Kelley
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