Form 10-Q/A
period 2012-06-30
Hallwood Group Inc
filed 2012-09-13
CIK 355766

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

EXPLANATORY NOTE

This Form 10-Q/A amendment to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 is being filed for the sole purpose of furnishing Exhibit 101. Exhibit 101 to this report provides financial information formatted in Extensible Business Reporting Language (XBRL) in accordance with Rule 405 of Regulation S-T.

This Amendment No. 1 does not reflect any events occurring subsequent to the August 14, 2012 filing date of the original Form 10-Q for the quarter ended June 30, 2012 or in any way modify or update disclosures in the original Form 10-Q for the quarter ended June 30, 2012.

PART II – OTHER INFORMATION

Item 6. Exhibits

See Index to Exhibits beginning on page 4.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

Dated: September 13, 2012	By:	/s/ Richard Kelley
Richard Kelley, Vice President
(Duly Authorized Officer and
Principal Financial and
Accounting Officer)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Previously filed with The Hallwood Group Incorporated’s Quarterly Report on Form 10-Q filed on August 14, 2012.
**	Furnished electronically herewith. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

4