Form 10-Q
period 2012-09-30
Hallwood Group Inc
filed 2012-11-13
CIK 355766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, $0.10 par value per share	1,525,166 shares

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$1,553	$10,869
Accounts receivable, net
Factors	16,532	17,487
Trade and other	3,196	8,174
Related parties	37	42
Inventories	29,286	24,980
Deferred income tax	5,461	4,788
Prepaids, deposits and other assets	631	934
Income taxes receivable	372	1,027

	57,068	68,301
Noncurrent Assets
Property, plant and equipment	19,973	20,442
Deferred income tax	4,269	—
Other assets	247	162

	24,489	20,604

Total Assets	$81,557	$88,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$14,256	$8,941
Current portion of loans payable (includes $9,000 to related party)	9,184	—
Accrued expenses and other current liabilities	4,792	5,096
Payable – Hallwood Energy matters
Litigation reserve	2,079	9,300
Contingent additional investment in Hallwood Energy	—	3,201
Income taxes payable	—	10

	30,311	26,548
Noncurrent Liabilities
Long term portion of loans payable	3,850	2,000
Deferred income tax	94	1,217

	3,944	3,217

Total Liabilities	34,255	29,765
Contingencies and Commitments (Note 13)
Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods; outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	8,766	20,604
Treasury stock, 870,939 shares for both periods; at cost	(13,404)	(13,404)

Total Stockholders’ Equity	47,302	59,140

Total Liabilities and Stockholders’ Equity	$81,557	$88,905

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Revenues
Textile products sales	$100,207	$101,117
Expenses
Textile products cost of sales	85,970	82,426
Administrative and selling expenses	18,688	17,358
Litigation reserve – Hallwood Energy matters	13,200	7,500

	117,858	107,284

Operating income (loss)	(17,651)	(6,167)
Other Income (Loss)
Interest expense	(315)	(74)
Interest and other income	2	35

	(313)	(39)

Income (loss) before income taxes	(17,964)	(6,206)
Income tax expense (benefit)	(6,126)	(2,033)

Net Income (Loss)	$(11,838)	$(4,173)

Net Income (Loss) Per Common Share
Basic	$(7.76)	$(2.74)

Diluted	$(7.76)	$(2.74)

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	September 30,
	2012	2011
Revenues
Textile products sales	$27,146	$37,649
Expenses
Textile products cost of sales	23,557	30,116
Administrative and selling expenses	5,015	6,881

	28,572	36,997

Operating income (loss)	(1,426)	652
Other Income (Loss)
Interest expense	(178)	(25)
Interest and other income	—	5

	(178)	(20)

Income (loss) before income taxes	(1,604)	632
Income tax expense (benefit)	(541)	282

Net Income (Loss)	$(1,063)	$350

Net Income (Loss) Per Common Share
Basic	$(0.70)	$0.23

Diluted	$(0.70)	$0.23

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income (Loss)	$(1,063)	$350	$(11,838)	$(4,173)
Other Comprehensive Income (Loss) None	—	—	—	—

Comprehensive Loss	$(1,063)	$350	$(11,838)	$(4,173)

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional Paid-In Capital	Retained Earnings			Total Stockholders’ Equity
	Common Stock				Treasury Stock
	Shares	Par Value			Shares	Cost
Balance, January 1, 2012	2,396	$240	$51,700	$20,604	871	$(13,404)	$59,140
Net loss	—	—	—	(11,838)	—	—	(11,838)

Balance, September 30, 2012	2,396	$240	$51,700	$8,766	871	$(13,404)	$47,302

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,838)	$(4,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Litigation charge – Hallwood Energy matters	13,200	7,500
Deferred tax expense (benefit)	(6,065)	(2,638)
Depreciation, amortization and impairment	1,724	1,886
Provision (recovery) for obsolete inventory	445	96
Provision (recovery) for doubtful accounts and factor dilution	108	(30)
Changes in assets and liabilities:
Payment of litigation reserve – Hallwood Energy matters	(23,622)	—
(Increase) decrease in accounts receivable	5,830	(4,606)
Increase (decrease) in accounts payable	5,387	4,128
(Increase) decrease in inventories	(4,751)	(9,908)
Net change in income taxes receivable/payable	645	420
Increase (decrease) in accrued expenses and other current liabilities	(304)	6
Net change in other assets and liabilities	218	(545)

Net cash used in operating activities	(19,023)	(7,864)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in short-term investments	—	(10)
Proceeds from redemption of short-term investments	—	7,500
Investments in property, plant and equipment, net	(1,327)	(1,389)

Net cash provided by (used in) investing activities	(1,327)	6,101
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	11,718	2,000
Proceeds from loans payable	10,237	—
Repayments of revolving credit facilities	(9,868)	(2,000)
Repayments of loans payable	(1,053)	—

Net cash provided by financing activities	11,034	—

DECREASE IN CASH AND CASH EQUIVALENTS	(9,316)	(1,763)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,869	11,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,553	$9,396

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2012 and 2011

(unaudited)

Note 1—Organization, Interim Condensed Consolidated Financial Statements and New Accounting Pronouncements

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

Textile Products. Textile products operations are conducted through Brookwood. Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood has two principal subsidiaries at September 30, 2012:

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

Investments in Financial Instruments. In the 2011 first quarter, the Company opened an investment account with UBS AG, a global financial services firm, and intended to transfer a significant portion of the cash it holds from time to time to the UBS account to be placed in various financial instruments and to borrow additional amounts from UBS to invest on a leveraged basis. As of November 13, 2012, no funds have been transferred into the UBS account and currently the Company does not intend to transfer funds into the UBS account.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2012 and 2011

(unaudited)

Consolidation Policy. The Company’s Brookwood subsidiary operates on a 5-4-4 accounting cycle with its months always ending on a Saturday for accounting purposes, while the Company operates on a traditional fiscal month accounting cycle. For purposes of the year-end financial statements the Brookwood cycle always ends on December 31, however, quarterly interim financial statements may not correspond to the fiscal quarter-end. Hallwood Group’s condensed consolidated financial statements as of September 30, 2012 and 2011 include Brookwood’s operations through September 29, 2012 and October 1, 2011, respectively. Estimated operating results of Brookwood for the intervening periods to September 30, 2012 and 2011, respectively, are provided below (in thousands):

	Amounts in Intervening Periods Nine Months Ended September 30,
	2012	2011
	(one day)	(one day)
Textile products sales	$—	$6
Textile products costs of sales	—	4
Administrative and selling expenses	60	80

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-09 (ASU 2011-09), Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80), Disclosures about an Employer’s Participation in a Multiemployer Plan. This standard requires an employer that participates in multiemployer pension plans to provide additional quantitative and qualitative disclosures in order to provide users with more detailed information about the employer’s involvement in multiemployer pension plans. In addition, this standard also includes changes in the disclosures required for multiemployer plans that provide postretirement benefits other than pensions. ASU 2011-09 is effective for Hallwood Group for the fiscal year ending after December 15, 2011. Hallwood Group adopted ASU 2011-09 in its annual financial statements for the year ended December 31, 2011. The adoption of ASU 2011-09 did not affect Hallwood Group’s financial position, results of operations or cash flows, although additional disclosures related to postretirement benefits have been included in the accompanying footnotes.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2012 and 2011

(unaudited)

Note 2—Cash and Cash Equivalents

Hallwood Group’s cash and cash equivalents are presented below (in thousands). Hallwood Group had no marketable securities as of September 30, 2012 or December 31, 2011.

	September 30, 2012
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents
Cash	$1,504	$0	$0	$1,504
Money market funds	49	0	0	49

Total cash and cash equivalents	$1,553	$0	$0	$1,553

	December 31, 2011
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents
Cash	$5,621	$—	$—	$5,621
Money market funds	5,248	—	—	5,248

Total cash and cash equivalents	$10,869	$—	$—	$10,869

Note 3—Inventories

All inventories relate to Brookwood. Inventories as of the balance sheet dates were as follows (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$8,467	$7,727
Work in progress	5,639	5,796
Finished goods	15,180	11,457

Total	$29,286	$24,980

Note 4—Operations of Brookwood Companies Incorporated

Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers may be sold to the factor, subject to a commission and the factor’s prior approval. Factored receivables were $16,532,000 and $17,487,000 at September 30, 2012 and December 31, 2011, which were net of a returned goods dilution allowance of $109,000 and $63,000, respectively.

Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of November 13, 2012, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2012 and 2011

(unaudited)

Trade receivables were $2,973,000 and $8,031,000 at September 30, 2012 and December 31, 2011, which were net of an allowance for doubtful accounts of $180,000 and $118,000, respectively. The trade receivable balance at December 31, 2011 included approximately $1,643,000, which was the balance remaining related to fabric sold in two products to a Brookwood customer in the period from September 2008 to April 2009 that supplies the U.S. military for which payment had been delayed due to a compliance issue (see also Note 13). Brookwood received payment at full value of $1,643,000 in January 2012.

Sales Concentration. Brookwood has one customer who accounted for more than 10% of Brookwood’s sales. Sales to that Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during 2012 and 2011. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $6,164,000 and $16,864,000 in the 2012 third quarter and nine month periods, respectively, compared to $5,061,000 and $11,456,000 in the 2011 comparable periods. Sales to Tennier represented 22.7% and 13.4% of Brookwood’s net sales in the 2012 and 2011 third quarters, respectively, and 16.8% and 11.3% in the 2012 and 2011 nine month periods, respectively.

Military sales accounted for $12,924,000 and $54,155,000 in the 2012 third quarter and nine month periods, compared to $21,802,000 and $52,212,000 in 2011, respectively. The military sales represented 47.6% and 57.9% of Brookwood’s net sales in the 2012 and 2011 third quarters, respectively, and 54.0% and 51.6% in the 2012 and 2011 nine month periods, respectively. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract.

Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At September 30, 2012, cumulative dividends in arrears on the preferred stock amounted to approximately $456,000.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,956,000 at September 30, 2012). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.

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

Note 5—Investments in Hallwood Energy, L.P.

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

Nine Months Ended September 30, 2012 and 2011

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

On April 24, 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. Based upon the monetary damages (including prejudgment and postjudgment interest, legal fees and court costs) awarded in the Judgment, the Company, in consultation with the Company’s litigation counsel, recorded an additional charge of $13,200,000 at March 31, 2012 in its statement of operations and balance sheet as an accrual under Hallwood Energy matters – Litigation Reserve. Accordingly, the total reserve at March 31, 2012 for the Adversary Proceeding was $23,901,000. The Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. In addition, the Company will be required to pay certain court costs and attorneys’ fees incurred by the plaintiffs. At September 30, 2012, the litigation reserve for the Hallwood Energy matters is $2,079,000. The parties settled the amount of court costs for approximately $101,000, which was paid in August 2012. While the Company will be required to pay some additional amount of money to the plaintiffs as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company, the amount and timing of that payment are currently unresolved and will be determined by the court. The plaintiffs have alleged that they are entitled to approximately $4,000,000 for attorney fees while the Company contends that they should only recover a small fraction of that amount. In addition, the Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. On September 13, 2012, the Company filed its appellate brief in the Fifth Circuit. On November 15, 2012, FEI Shale, L.P. (“FEI”), the only appellee, will file its response, and the Company will then file a reply brief, completing the briefing process. It is difficult to determine or even approximate when the Fifth Circuit will rule on the Company’s appeal, but it will likely be several months, if not longer.

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

Nine Months Ended September 30, 2012 and 2011

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

Equity Support Agreement. In connection with the then ongoing efforts to complete an Acquisition and Farmout Agreement entered into between Hallwood Energy and FEI, the Company loaned Hallwood Energy $2,961,000 in May 2008. Concurrent with the completion of the Acquisition and Farmout Agreement in June 2008, the Company entered into an equity support agreement (the “Equity Support Agreement”) with Hallwood Energy under which the Company committed, under certain conditions, to contribute equity or debt capital to Hallwood Energy to maintain a reasonable liquidity position for Hallwood Energy or prevent or cure any default under Hallwood Energy’s credit facilities with respect to interest payments, up to a maximum of $12,500,000. The Company contributed $2,039,000 at the completion date (for a total amount of $5,000,000) to Hallwood Energy and committed to provide an additional amount of up to $7,500,000 in certain circumstances, under the terms of a $12,500,000 convertible subordinated note agreement (the “Second Convertible Note”) issued by Hallwood Energy in May 2008 and underwritten by the Company. In September 2008, the Company loaned $4,300,000 to Hallwood Energy pursuant to the Equity Support Agreement. An obligation and related additional equity loss were recorded in 2008 to the extent of the Company’s contingent commitment to provide additional financial support to Hallwood Energy pursuant to the Equity Support Agreement, in the amount of $3,201,000.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2012 and 2011

(unaudited)

Note 6—Loans Payable

Loans payable at the balance sheet dates were as follows (in thousands):

	September 30, 2012	December 31, 2011
HFL Loan; due June 2013	$9,000	$—
New Revolving Credit Facility; due March 2014	3,850	—
Other, due April 2013	184	—
Working Capital Revolving Credit Facility; repaid April 2012	—	2,000

	13,034	2,000
Current portion	(9,184)	—

Noncurrent portion	$3,850	$2,000

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

New Revolving Credit Facility entered into in March 2012. On March 30, 2012, Brookwood and its subsidiaries entered into a loan agreement by and among Brookwood, its subsidiaries and Branch Banking and Trust Company (“BB&T”) (the “New Revolving Credit Facility”). The New Revolving Credit Facility replaced the Working Capital Revolving Credit Facility.

The New Revolving Credit Facility provides for borrowings of up to $25,000,000 and is secured by a first lien on substantially all of the assets of Brookwood. The New Revolving Credit Facility has a maturity date of March 30, 2014. On April 2, 2012, Brookwood borrowed $2,018,000 under this new facility to repay outstanding amounts due under the Working Capital Revolving Credit Facility, including accrued interest. In May 2012, the Company requested a dividend of $8,000,000 from Brookwood, which obtained consent from BB&T for such payment. Accordingly, Brookwood borrowed $8,000,000 under the New Revolving Credit Facility and paid that amount as a dividend to the Company in May 2012. The Company combined such funds with other available cash and the HFL Loan, discussed below, to satisfy the Judgment in the Adversary Proceeding issued by the United States District Court. During the nine months ended September 30, 2012, Brookwood repaid a portion of its borrowings under the New Revolving Credit Facility and the outstanding balance was $3,850,000 at September 30, 2012. As of September 30, 2012, subject to the existing loan covenants, Brookwood had approximately $2,512,000 of additional borrowing availability under this facility, which was net of a standby letter of credit for $91,000.

On August 24, 2012, the New Revolving Credit Facility was amended to (i) modify the funded debt to EBITDA loan covenant to 4.00 to 1.00 from its previous requirement of 2.75 to 1.00, providing greater borrowing capacity for Brookwood, (ii) modify the covenant regarding declaration or payment of discretionary and other dividends by Brookwood to the Company, and (iii) modify the pricing grid for the applicable margin with respect to the LIBOR interest rate and unused line fees. Brookwood paid a fee of $31,250, or 12.5 basis points, to BB&T in consideration for the amendment.

The interest rate payable on the New Revolving Credit Facility, as amended, is dependent on a leverage ratio, as defined, and can vary from LIBOR plus 1.00% to 3.50%. At anytime BB&T is not one of Brookwood’s primary factoring service providers, then Brookwood will pay a onetime fee in the amount of $62,500 and the interest rates will be increased by 0.50%. The interest rate on the facility was 1.23% at September 30, 2012.

The terms of the New Revolving Credit Facility, as amended, provide that the facility may be used for refinancing existing indebtedness, providing for working capital and financing on-going operations and capital expenditures.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2012 and 2011

(unaudited)

The New Revolving Credit Facility, as amended, contains customary representations, warranties and affirmative covenants on behalf of Brookwood and also contains negative covenants that, among other things, prohibit Brookwood from, without obtaining prior BB&T written consent and with certain exceptions: (i) permitting liens (other than customary liens) to exist on any of its properties; (ii) incurring other debt other than accounts payable to trade creditors incurred in the ordinary course of business and factors; (iii) making capital expenditures in excess of $5,000,000 in any year; (iv) purchasing substantially all the assets of another entity; (v) entering into new leases except operating leases for machinery and equipment that do not in the aggregate require payments in excess of $250,000 in any year and real estate leases in the ordinary course of business; (vi) paying dividends, or acquiring any of its stock, other than described below in Payments of Dividends; (vii) making loans or advances to, or guaranties for the benefit of, any person; and (viii) disposing of its assets or properties except in the ordinary course of its business.

The New Revolving Credit Facility, as amended, requires Brookwood to satisfy certain financial covenants on the last day of each fiscal quarter, including maintaining:

(i)	a ratio of total current assets to the sum of total current liabilities and the outstanding loan balance of not less than 1.40 to 1.00.

(ii)	a ratio of total liabilities to tangible net worth of not greater than 1.50 to 1.00. Tangible net worth is defined as net worth, plus obligations contractually subordinated to debts owed to BB&T, minus goodwill, contract rights, and assets representing claims on stockholders or affiliated entities.

(iii)	a ratio of funded debt (as defined) to EBITDA (earnings before interest, taxes, depreciation and amortization) for the trailing four quarters of not greater than 4.00 to 1.00.

Brookwood was in compliance with such financial covenants at September 30, 2012. In order to maintain compliance with such covenants in the future, Brookwood may be required to limit aggregate borrowings under the New Revolving Credit Facility to less than $25,000,000 at the end of each fiscal quarter.

Payments of Dividends. During the term of the Working Capital Revolving Credit Facility, Brookwood submitted a quarterly loan compliance certificate to KeyBanc and concurrently requested the bank’s consent to pay cash dividends and tax sharing payments to the Company. Brookwood paid to the Company dividends of $1,000,000 in February 2012 and $4,000,000 during the year ended December 31, 2011.

In May 2012, following the Company’s request for additional dividends, Brookwood requested BB&T to approve two dividends for a total amount of $9,000,000 (including the previously mentioned $8,000,000 dividend that the Company used in part to satisfy the Judgment in the Adversary Proceeding). BB&T consented to the dividends, which were paid to the Company in May 2012. In August 2012, Brookwood requested BB&T to approve a dividend for $1,000,000. BB&T consented to the dividend, which was paid to the Company in August 2012.

The August 24, 2012 amendment provides that cash dividends or advances to the Company may be made provided no event of default has occurred or would result from any such payment. Brookwood may pay to the Company (a) periodic payments for tax sharing obligations, (b) discretionary dividends in an aggregate amount not to exceed 50% of Borrowers’ net income for the fiscal year with respect to which such dividends are made, and (c) other dividends or distributions in an aggregate amount not to exceed $15,000,000 (of which, as of November 13, 2012, $8,000,000 was previously disbursed in May 2012). Any future payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

HFL Loan. Also in May 2012, to fund in part the payment of the Judgment, the Company borrowed from Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder, the sum of $10,000,000 (the “HFL Loan”). The HFL Loan is secured by a pledge of all of the stock of Brookwood and by the Company’s interest in the anticipated refunds of federal income taxes, which are in excess of $5,000,000 that the Company expects

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2012 and 2011

(unaudited)

to receive in 2012 and 2013. In connection with the HFL Loan, a Pledge and Security Agreement and a Subordination and Intercreditor Agreement (“Intercreditor Agreement”) were entered into and effective May 9, 2012. The Intercreditor Agreement, among other things, subordinates any security interest or lien that Hallwood Family (BVI) L.P. may have in certain assets of the Company, including the stock of Brookwood, to BB&T. The HFL Loan is due in full on June 28, 2013 and bears interest at the rate of 6% per year, payable on a quarterly basis. The Company may prepay the HFL Loan at any time without penalty. The documents reflecting the HFL Loan contain representations, warranties and covenants that are typical for loans of this type. The outstanding balance on the HFL Loan was $9,000,000 at September 30, 2012 after a principal repayment of $1,000,000 in May 2012.

Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the New Revolving Credit Facility loan covenants and/or consent from BB&T in certain circumstances. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $48,371,000 and $59,970,000 at September 30, 2012 and December 31, 2011, respectively.

Other. On July 31, 2012, the Company entered into a promissory note to finance approximately $237,000 of premiums (net of a down payment of about $27,000) related to certain insurance policies with premiums equal to a total of approximately $264,000. The promissory note has an interest rate of 2.99%, requires nine equal monthly payments of approximately $27,000 beginning August 31, 2012, and will incur about $3,000 of finance charges, or interest, over the term until its maturity on April 30, 2013. The outstanding balance as of September 30, 2012 was approximately $184,000.

Note 7—Stockholders’ Equity

Stock Options. At September 30, 2012, there were no outstanding stock options. The Company’s former stock option plan expired in 2005 and no stock options are available for issuance.

Note 8—Income Taxes

Following is a schedule of the income tax expense (benefit) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Federal
Current	$(40)	$208	$(48)	$398
Deferred	(500)	(13)	(6,066)	(2,638)

Sub-total	(540)	195	(6,114)	(2,240)
State
Current	(1)	87	(12)	207
Deferred	—	—	—	—

Sub-total	(1)	87	(12)	207

Total	$(541)	$282	$(6,126)	$(2,033)

The net deferred tax asset was $9,636,000 and $3,571,000 at September 30, 2012 and December 31, 2011, respectively. The net deferred tax asset at September 30, 2012 was comprised of temporary differences, including $707,000 related to loss reserves on litigation matters and $9,648,000 related to the carryforward of 2012 taxable losses to future periods, including an estimated $4,569,000 that the Company expects to carryback to 2010 for a refund to be received in the 2013 second quarter. The net deferred tax asset at December 31, 2011 was comprised of temporary differences, including $3,162,000 related to loss reserves on litigation matters and $1,088,000 associated with the Company’s investment in Hallwood Energy. The federal tax rate was 34%, while state taxes were determined based upon taxable income apportioned to those states in which Hallwood Group does business at their respective tax rates.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2012 and 2011

(unaudited)

Hallwood Group had a federal income tax receivable of $-0- and $821,000 at September 30, 2012 and December 31, 2011, respectively, and a net state tax receivable of $372,000 and $195,000, at September 30, 2012 and December 31, 2011, respectively. During the 2012 third quarter, the Company received federal tax refunds of $869,000, including $689,000 from the carryback of the 2011 federal net operating loss to 2009. The Company anticipates that $4,569,000 of the deferred tax asset at September 30, 2012 will be reclassified to federal income tax receivable at December 31, 2012 due to the carryback of the 2012 federal net operating loss to 2010.

Note 9—Fair Value of Financial Instruments

The following table summarizes the valuation of Hallwood Group’s financial instruments based upon the inputs used to measure fair value in the three levels of the fair value hierarchy as of September 30, 2012 and December 31, 2011.

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities

•	Level 2 – Quoted prices for similar assets or liabilities in active markets or inputs that are observable

•	Level 3 – Inputs that are unobservable

	September 30, 2012
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2012 and 2011

(unaudited)

Note 10—Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows

The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

Supplemental schedule of non-cash investing and financing activities:

	Nine Months Ended September 30,
Description	2012	2011
Accrued capital expenditures in accounts payable and accrued expenses:
Amount at end of period	$58	$51

Supplemental disclosures of cash payments:

Income taxes paid (refunded)	$(704)	$202
Interest paid	151	76

Note 11—Computation of Income (Loss) Per Common Share

The following table reconciles weighted average shares outstanding from basic to diluted methods and reconciles net income (loss) used in the computation of income (loss) per share for the basic and diluted methods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description	2012	2011	2012	2011
Weighted Average Shares Outstanding
Basic and diluted	1,525	1,525	1,525	1,525

Net Income (Loss)
Basic and diluted	$(1,063)	$350	$(11,838)	$(4,173)

For the three months and nine months ended September 30, 2012 and 2011, there were no outstanding stock options. No shares were excluded from the calculation of diluted earnings per share.

Note 12—Related Party Transactions

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2012 and 2011

(unaudited)

A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consulting fees	$249	$249	$747	$747
Office space and administrative services	68	71	221	238
Travel and other expenses	44	71	71	151
Interest expense on HFL Loan	136	—	216	—

Total	$497	$391	$1,255	$1,136

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

HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended September 30, 2012 and 2011, these companies reimbursed the Company $27,000 and $25,000, respectively, for such expenses. For the nine months ended September 30, 2012 and 2011, these companies reimbursed the Company $80,000 and $72,000, respectively.

In May 2012, to fund in part the payment of the Judgment, the Company entered into the HFL Loan with Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Gumbiner. The interest expense payable on the HFL Loan was $136,000 and $-0- at September 30, 2012 and December 31, 2011, respectively. See Note 6 for more information.

Note 13—Litigation, Contingencies and Commitments

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

In July 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that Brookwood infringed five United States patents pertaining to internally-coated webs. In October 2007, The Hallwood Group Incorporated was dismissed from the lawsuit. Nextec later added additional patents to the lawsuit. After a number of motions, only two patents remained in the action and were being asserted against the process and machine for making defendants’ Agility Storm-Tec X-Treme and Eclipse Storm-Tec X-Treme fabrics, which constitute two levels of the Military’s Extended Cold Weather Clothing System. Nextec was seeking a permanent injunction as well as damages in an amount to be determined at trial. After a five week trial that ended on June 1, 2012, the Court ruled from the bench that, while Nextec’s patents were valid, Brookwood had not

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2012 and 2011

(unaudited)

infringed any of the patents in the lawsuit. On July 20, 2012, Nextec filed a motion requesting that the Court either correct/amend its finding of non-infringement or grant a new trial, which the Court subsequently denied. The Court’s Order and Final Judgment was issued June 21, 2012. Nextec has since filed a notice of appeal to the United States Court of Appeals for the Federal Circuit; Brookwood subsequently filed a notice of cross-appeal. Separately, and prior to trial, Brookwood filed requests for reexamination by the United States Patent and Trademark Office of the remaining patent claims at issue in the litigation. The United States Patent and Trademark Office has granted the reexamination requests and issued first office actions rejecting all the reexamined patent claims as unpatentable over the prior art of record. With respect to one of the patents currently under examination, the Patent Office has received Nextec’s responsive arguments and subsequently issued a second office action finalizing its initial rejection of all the claims. With respect to the second patent, the Patent Office has received Nextec’s responsive arguments and is currently evaluating them. Nextec will have an opportunity to appeal any final decision by the Patent Office.

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

Nine Months Ended September 30, 2012 and 2011

(unaudited)

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

As a result of Proposed Findings, taking into consideration the Company’s objections to the Proposed Findings, the Company recorded a litigation reserve charge for $7,500,000 at September 30, 2011. As no new information had become available regarding the outcome of the litigation, the Company did not believe the reserve related to the Adversary Proceeding should be changed at December 31, 2011. This accrued reserve of $7,500,000 was reported in the Company’s balance sheet under “Hallwood Energy matters—Litigation reserve” for those periods, in addition to the $3,201,000 that was previously recorded in connection with the Equity Support Agreement, for a total reserve of $10,701,000 at December 31, 2011 for the Adversary Proceeding. This reserve amount was established in consultation with the Company’s litigation counsel in the Hallwood Energy litigation, based on their best judgment of the probabilities of success related to, among other factors, the objections to be filed by the Company on its possible appeal of the District Court’s Judgment.

On April 24, 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. Based upon the monetary damages (including prejudgment and postjudgment interest, legal fees and court costs) awarded in the Judgment, the Company, in consultation with the Company’s litigation counsel, recorded an additional charge of $13,200,000 at March 31, 2012 in its statement of operations and balance sheet as an accrual under Hallwood Energy matters – Litigation Reserve. Accordingly, the total reserve at March 31, 2012 for the Adversary Proceeding was $23,901,000. The Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. In addition, the Company will be required to pay certain attorneys’ fees incurred by the plaintiffs. At September 30, 2012, the litigation reserve for the Hallwood Energy Matters is $2,079,000. The parties settled the amount of court costs for approximately $101,000, which was paid in August 2012. While the Company will be required to pay some additional amount of money to the plaintiffs as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company, the amount and timing of that payment are currently unresolved and will be determined by the court. The plaintiffs have alleged that they are entitled to approximately $4,000,000 for attorney fees while the Company contends that they should only recover a small fraction of that amount. In addition, the Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. On September 13, 2012, the Company filed its appellate brief in the Fifth Circuit. On November 15, 2012, FEI, the only appellee, will file its response, and the Company will then file a reply brief, completing the briefing process. It is difficult to determine or even approximate when the Fifth Circuit will rule on the Company’s appeal, but it will likely be several months, if not longer.

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

Nine Months Ended September 30, 2012 and 2011

(unaudited)

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

Nine Months Ended September 30, 2012 and 2011

(unaudited)

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

The Company’s Brookwood subsidiary is subject to a number of environmental laws, regulations, licenses and permits and has ongoing discussions with environmental regulatory authorities, including the U.S. Environmental Protection Agency (the “EPA”), the Rhode Island Department of Health (“RIDOH”), the Rhode Island Department of Environmental Management (“RIDEM”) and the Connecticut Department of Energy and Environmental Protection (“CTDEEP”) on a number of matters, including compliance with safe drinking water rules and wastewater discharge and treatment regulations, the control of chemicals used in the companies’ coating operations that are classified as air pollutants, the presence of groundwater and soil contaminants at the companies’ facilities, the removal of underground storage tanks, and hazardous waste management

From time to time Brookwood and its subsidiaries have paid fines or penalties for alleged failure to comply with certain environmental requirements, which did not exceed $100,000 in the aggregate during the three years ended December 31, 2011 and the nine months ended September 30, 2012. In addition, Brookwood and its subsidiaries have entered into various settlements and agreements with the regulatory authorities requiring the companies to perform certain tests, undertake certain studies, and install remedial facilities. Brookwood and its subsidiaries incurred capital expenditures to comply with environmental regulations of approximately $136,000 in the year ended December 31, 2011 and $334,000 during the nine months ended September 30, 2012. In addition, Brookwood and its subsidiaries regularly incur expenses associated with various studies and tests to monitor and maintain compliance with diverse environmental requirements.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2012 and 2011

(unaudited)

Note 14—Segments and Related Information

The following represents Hallwood Group’s reportable segment operations for the three months and nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Textile Products (a)	Other	Consolidated
Three Months ended September 30, 2012
Total revenue from external sources	$27,146	$—	$27,146

Operating income (loss)	$(199)	$(1,227)	$(1,426)
Other income (loss), net	(42)	(136)	(178)

Income (loss) before income taxes	$(241)	$(1,363)	$(1,604)

Three Months ended September 30, 2011
Total revenue from external sources	$37,649	$—	$37,649

Operating income (loss)	$2,420	$(1,768)	$652
Other income (loss), net	(25)	5	(20)

Income (loss) before income taxes	$2,395	$(1,763)	$632

Nine Months ended September 30, 2012
Total revenue from external sources	$100,207	$—	$100,207

Operating income (loss)	$(867)	$(16,784)	$(17,651)
Other income (loss), net	(99)	(214)	(313)

Income (loss) before income taxes	$(966)	$(16,998)	$(17,964)

Nine Months ended September 30, 2011
Total revenue from external sources	$101,117	$—	$101,117

Operating income (loss)	$5,447	$(11,614)	$(6,167)
Other income (loss), net	(47)	8	(39)

Income (loss) before income taxes	$5,400	$(11,606)	$(6,206)

(a) The operating income (loss) amounts for Brookwood, the textile products segment, include costs and expenses for the Nextec litigation of $163,000 and $3,572,000 for the 2012 third quarter and nine month periods and $1,464,000 and $2,308,000 for the 2011 third quarter and nine month periods, respectively. See Note 13 for more information on the Nextec litigation.

No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2011 annual report. The total assets for Hallwood Group the Company’s operating segments have not materially changed since the December 31, 2011 annual report.

Note 15—Impact of Litigation on Liquidity

The Company and its subsidiaries are and have been involved in a number of litigation matters, as described in Note 13, and have spent significant amounts in professional fees in connection with the defense of its pending and resolved legal matters. As previously described, on April 24, 2012, the United States District Court in the Adversary Proceeding issued a Judgment awarding damages against the Company totaling approximately $18,700,000 plus prejudgment and postjudgment interest and court costs and plaintiff’s attorneys’ fees as may be requested and awarded pursuant to a subsequent motion.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2012 and 2011

(unaudited)

The Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. At September 30, 2012, the litigation reserve for the Hallwood Energy Matters is $2,079,000. The parties settled the amount of court costs for approximately $101,000, which was paid in August 2012. While the Company will be required to pay some additional amount of money to the plaintiffs as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company, the amounts and timing of that payment are currently unresolved and will be determined by the court. The plaintiffs have alleged that they are entitled to approximately $4,000,000 for attorney fees while the Company contends that they should only recover a small fraction of that amount. In addition, the Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. On September 13, 2012, the Company filed its appellate brief in the Fifth Circuit. On November 15, 2012, FEI, the only appellee, will file its response, and the Company will then file a reply brief, completing the briefing process. It is difficult to determine or even approximate when the Fifth Circuit will rule on the Company’s appeal, but it will likely be several months, if not longer.

In May 2012, in addition to its then current available cash, to obtain additional funds to satisfy the Judgment, the Company received an $8,000,000 dividend from Brookwood and the $10,000,000 HFL Loan. The outstanding balance on the HFL Loan was $9,000,000 at September 30, 2012 after a principal repayment of $1,000,000 in May 2012. The HFL Loan is secured by a pledge of all of the stock of Brookwood, pursuant to the terms of the Intercreditor Agreement, and by the Company’s interest in the anticipated refunds of federal income taxes, which are in excess of $5,000,000, that the Company expects to receive in 2012 and 2013.

As discussed in Note 6, in August 2012, Brookwood’s New Revolving Credit Facility was amended to, among other things, clarify the provisions to which cash dividends or advances to the Company may be made provided no event of default has occurred or would result from any such payment. Brookwood may pay to the Company (a) periodic payments for tax sharing obligations, (b) discretionary dividends in an aggregate amount not to exceed 50% of Borrowers’ net income for the fiscal year with respect to which such dividends are made, and (c) other dividends or distributions in an aggregate amount not to exceed $15,000,000 (of which, as of November 13, 2012, $8,000,000 was previously disbursed in May 2012). Any such payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

The aforementioned circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

Note 16—Subsequent Event

On November 6, 2012, the Company received a proposal from Hallwood Financial Limited to acquire all of the outstanding shares of common stock of the Company that it does not beneficially own at a cash purchase price of $10.00 per share. Hallwood Financial Limited, a private limited company organized under the laws of the British Virgin Islands, is controlled by the Company’s Chief Executive Officer and members of his family. Hallwood Financial Limited owns 1,001,575, or 65.7%, of the outstanding shares of the Company.

On November 7, 2012 at the Company’s regularly scheduled board of directors meeting, a special committee, consisting of its independent directors, was formed to consider and negotiate the proposal and to make a recommendation to the full board of directors. The special committee is empowered to retain its own independent legal and financial advisors to assist in its review and negotiation of the proposed transaction. The Company’s shares trade on the NYSE MKT stock exchange under the symbol of HWG and closed on November 5, 2012 (the day prior to the receipt of the offer) at $6.00 per share.

The board of directors cautions the Company’s shareholders and others considering trading in its securities that it has only received the proposal and that no decision has been made with respect to the Company’s response to the proposal. There can be no assurance that any offer will be accepted, that any agreement will be executed or that the transaction contemplated in the proposal or any other transaction will be approved or consummated. The Company does not anticipate making any further public statements about this matter or the activities of the special committee unless and until either it enters into a definitive agreement for a transaction or the special committee determines that no such transaction will be effected.

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

While Brookwood has enjoyed substantial revenues from its military business, there is no assurance that such revenues will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend management believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. As this activity changes, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. The fluctuations in gross profit margin are attributed to varying levels of sales volume, changes in product mix and a more competitive pricing environment, primarily in the military market. Military sales of $12,924,000 and $54,155,000 for the 2012 third quarter and nine month periods, respectively, were 40.7% lower and 3.7% higher than the comparable periods in 2011 of $21,802,000 and $52,212,000.

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

Investments in Financial Instruments. In the 2011 first quarter, the Company opened an investment account with UBS AG, a global financial services firm, and intended to transfer a significant portion of the cash it holds from time to time to the UBS account to be placed in various financial instruments and to borrow additional amounts from UBS to invest on a leveraged basis. As of November 13, 2012, no funds have been transferred into the UBS account and currently the Company does not intend to transfer funds into the UBS account.

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

Results of Operations

Hallwood Group reported a net loss of $1,063,000 for the 2012 third quarter, compared to net income of $350,000 in 2011. Revenue for the 2012 third quarter was $27,146,000, compared to $37,649,000 in 2011.

The net loss for the 2012 nine month period was $11,838,000, compared to a net loss of $4,173,000 in 2011. Revenue for the 2012 nine month period was $100,207,000, compared to $101,117,000 in 2011.

Revenues

Textile products sales of $27,146,000 decreased by $10,503,000, or 27.9%, in the 2012 third quarter, compared to $37,649,000 in 2011. Sales for the 2012 nine month period of $100,207,000 decreased by $910,000, or 0.9%, compared to $101,117,000 in 2011. The decreases in 2012 were principally due to decreases in sales of specialty fabric to U.S. military contractors as a result of decreases in orders from the military to Brookwood’s customers, as well as by reduced sales in its other market segments. Military sales accounted for $12,924,000 and $54,155,000 in the 2012 third quarter and nine month periods, compared to $21,802,000 and $52,212,000 in 2011, respectively. The military sales represented 47.6% and 57.9% of Brookwood’s net sales in the 2012 and 2011 third quarters, respectively, and 54.0% and 51.6% in the 2012 and 2011 nine month periods, respectively. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract.

Sales Concentration. Brookwood has one customer who accounted for more than 10% of Brookwood’s sales. Sales to that Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during 2012 and 2011. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $6,164,000 and $16,864,000 in the 2012 third quarter and nine month periods, respectively, compared to $5,061,000 and $11,456,000 in the 2011 comparable periods. Sales to Tennier represented 22.7% and 13.4% of Brookwood’s net sales in the 2012 and 2011 third quarters, respectively, and 16.8% and 11.3% in the 2012 and 2011 nine month periods, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses

Textile products cost of sales of $23,557,000 for the 2012 third quarter decreased by $6,559,000, or 21.8%, compared to $30,116,000 in 2011. For the nine month periods, textile products cost of sales of $85,970,000 for 2012 increased by $3,544,000, or 4.3%, compared to $82,426,000 in 2011. The third quarter decrease is primarily a result of lower textile product sales in a quarter to quarter comparison. The nine month increase principally resulted from material and labor costs associated with the higher sales volume for the military segment, and from changes in product mix. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, royalties, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.

The gross profit margin for the 2012 third quarter was 13.2%, compared to 20.0% for 2011 and for the 2012 nine month period, 14.2% versus 18.5%. The fluctuations in gross profit margin were attributed to varying levels of sales volume, changes in product mix and a more competitive pricing environment, primarily in the military market.

Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Brookwood	$3,790	$5,113	$15,105	$13,244
Company	1,225	1,768	3,583	4,114

Total	$5,015	$6,881	$18,688	$17,358

Brookwood’s administrative and selling expenses of $3,790,000 for the 2012 third quarter decreased by $1,323,000, or 25.9%, from 2011. For the 2012 nine months, administrative and selling expenses increased by $1,861,000, or 14.1%, compared to 2011. The nine month increase was primarily attributable to an increase in professional services of $1,356,000, principally legal fees. The principal component of the third quarter decrease was due to lower professional services, primarily legal fees of $1,373,000. Costs and expenses incurred by Brookwood in its successful defense of the Nextec litigation were $163,000 and $3,572,000 for the 2012 third quarter and nine month periods and $1,464,000 and $2,308,000 for the 2011 third quarter and nine month periods, respectively. The Court ruled from the bench on June 1, 2012 that, while Nextec’s patents were valid, Brookwood had not infringed any of the patents in the lawsuit. Nextec has since filed a notice of appeal to the United States Court of Appeals for the Federal Circuit; Brookwood subsequently filed a notice of cross-appeal. For a further discussion on the Nextec litigation, see Note 13 in the accompanying condensed consolidated financial statements.

Brookwood’s administrative and selling expenses included items such as payroll, professional fees, sales commissions, factor commissions, marketing, rent, insurance and travel. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $212,000 and $582,000 for the three and nine months ended September 30, 2012, respectively, compared to $149,000 and $486,000 for the comparable 2011 periods.

The Company’s administrative expenses decreased $543,000, or 30.7%, for the 2012 third quarter, compared to 2011. For the 2012 nine months, the Company’s administrative expenses decreased $531,000, or 12.9%, compared to 2011. The decreases were principally attributable to lower professional fees primarily associated with the defense in the Hallwood Energy litigation matters.

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

March 31, 2012 for the Adversary Proceeding was $23,901,000. The Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. In addition, the Company will be required to pay certain attorneys’ fees incurred by the plaintiffs. At September 30, 2012, the litigation reserve for the Hallwood Energy matters is $2,079,000. The parties settled the amount of court costs for approximately $101,000, which was paid in August 2012. While the Company will be required to pay some additional amount of money to the plaintiffs as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company, the amount and timing of that payment are currently unresolved and will be determined by the court. The plaintiffs have alleged that they are entitled to approximately $4,000,000 for attorney fees while the Company contends that they should only recover a small fraction of that amount. In addition, the Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. On September 13, 2012, the Company filed its appellate brief in the Fifth Circuit. On November 15, 2012, FEI Shale, L.P. (“FEI”), the only appellee, will file its response, and the Company will then file a reply brief, completing the briefing process. It is difficult to determine or even approximate when the Fifth Circuit will rule on the Company’s appeal, but it will likely be several months, if not longer.

Other Income (Loss)

Interest expense was $178,000 and $315,000 in the 2012 third quarter and nine month periods, respectively, compared to $25,000 and $74,000 for the 2011 third quarter and nine month periods. The interest expense primarily relates to Brookwood’s revolving credit facilities and the HFL Loan, which was entered into in May 2012.

Interest and other income was $-0- and $2,000 in the 2012 third quarter and nine month periods, compared to $5,000 and $35,000 for the 2011 periods. The 2012 decreases were principally due to the redemption of marketable securities in 2011.

Income Taxes

Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Federal
Current	$(40)	$208	$(48)	$398
Deferred	(500)	(13)	(6,066)	(2,638)

Sub-total	(540)	195	(6,114)	(2,240)
State
Current	(1)	87	(12)	207
Deferred	—	—	—	—

Sub-total	(1)	87	(12)	207

Total	$(541)	$282	$(6,126)	$(2,033)

At September 30, 2012, the net deferred tax asset was attributable to temporary differences, that upon reversal, could be utilized to offset income from operations and the carryforward of 2012 taxable losses to future periods. The statutory federal tax rate in both periods was 34%, while state taxes were determined based upon taxable income apportioned to those states in which Hallwood Group does business at their respective tax rates.

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

A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Consulting fees	$249	$249	$747	$747
Office space and administrative services	68	71	221	238
Travel and other expenses	44	71	71	151
Interest expense on HFL loan	136	—	216	—

Total	$497	$391	$1,255	$1,136

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

HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended September 30, 2012 and 2011, these companies reimbursed the Company $27,000 and $25,000, respectively, for such expenses. For the nine months ended September 30, 2012 and 2011, these companies reimbursed the Company $80,000 and $72,000, respectively, for such expenses.

In May 2012, to fund in part the payment of the Judgment, the Company entered into the HFL Loan with Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Gumbiner, as described below under “Liquidity and Capital Resources”. The interest expense payable on the HFL Loan was $136,000 and $-0- at September 30, 2012 and December 31, 2011, respectively.

Litigation

Refer to Note 13 in the accompanying condensed consolidated financial statements for a discussion of litigation matters.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commercial Commitments

The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of September 30, 2012 (in thousands):

	Payments Due During the Year Ending December 31,
	2012*	2013	2014	2015	2016	Thereafter	Total
Contractual Obligations
Loans payable	$78	$9,106	$3,850	$—	$—	$—	$13,034
Operating leases	189	683	594	397	212	—	2,075

Total	$267	$9,789	$4,444	$397	$212	$—	$15,109

*	For the three months ending December 31, 2012.

At September 30, 2012, the Company’s debt was comprised of the HFL Loan, which bears interest at a 6% annual fixed rate. Brookwood’s debt consisted of the New Revolving Credit Facility, which bears interest at variable rates. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the repayment of the HFL Loan at its June 2013 maturity date and renewal of the revolving credit facility at its loan balance as of September 30, 2012, are $147,000 for the three months ending December 31, 2012 and $317,000, $47,000, $47,000, and $47,000 for each of the years ending December 31, 2013 through December 31, 2016, respectively.

Payments in Adversary Proceeding. In May 2012, the Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. In addition, the Company will be required to pay certain attorneys’ fees incurred by the plaintiffs. The parties settled the amount of court costs for approximately $101,000, which was paid in August 2012. While the Company will be required to pay some additional amount of money to the plaintiffs as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company, the amount and timing of that payment are currently unresolved and will be determined by the court. The plaintiffs have alleged that they are entitled to approximately $4,000,000 for attorney fees while the Company contends that they should only recover a small fraction of that amount. In addition, the Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. On September 13, 2012, the Company filed its appellate brief in the Fifth Circuit. On November 15, 2012, FEI, the only appellee, will file its response, and the Company will then file a reply brief, completing the briefing process. It is difficult to determine or even approximate when the Fifth Circuit will rule on the Company’s appeal, but it will likely be several months, if not longer.

Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $13,956,000 at September 30, 2012). The base amount will fluctuate in accordance with a formula that increases by the annual amount of the dividend on the preferred stock accrued, currently $1,823,000, and decreases by the amount of the cash dividends actually paid. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.

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

Financial Covenants

The principal financial ratios required under Brookwood’s New Revolving Credit Facility, as amended, were as follows:

		Quarter Ended
		September 30,	June 30,	March 31,
Description	Requirement	2012	2012	2012
Current assets to current liabilities plus funded debt	must be greater than ratio of 1.40	2.35	2.53	3.17
Total liabilities to tangible net worth	must be less than ratio of 1.50	0.50	0.45	0.34
Total funded debt to EBITDA	must be less than ratio of 4.00 (a)	2.44	0.83	0.24

(a)	On August 24, 2012, the New Revolving Credit Facility was amended to (i) modify the funded debt to EBITDA loan covenant to 4.00 to 1.00 from its previous requirement of 2.75 to 1.00, providing greater borrowing capacity for Brookwood, (ii) modify the covenant regarding declaration or payment of discretionary and other dividends by Brookwood to the Company, and (iii) modify the pricing grid for the applicable margin with respect to the LIBOR interest rate and unused line fees. Brookwood paid a fee of $31,250, or 12.5 basis points, to BB&T in consideration for the amendment.

Brookwood was in compliance with its loan covenants under the New Revolving Credit Facility at September 30, 2012, June 30, 2012 and March 31, 2012. In order to maintain compliance with such covenants in the future, Brookwood may be required to limit aggregate borrowings under the New Revolving Credit Facility to less than $25,000,000 at the end of each fiscal quarter.

Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the loan covenants in the New Revolving Credit Facility and/or consent from BB&T in certain circumstances. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $48,371,000 and $59,970,000 as of September 30, 2012 and December 31, 2011, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

General. The Company, through its Brookwood subsidiary, principally operates in the textile products segment. The Hallwood Group’s cash position decreased by $9,316,000 during the 2012 nine month period to $1,553,000 as of September 30, 2012. The principal uses of cash were $19,023,000 used in operations (which includes payments totaling $23,622,000 for the satisfaction of Hallwood Energy litigation matters, other than the plaintiff’s attorney fees in the Adversary Proceeding) and $1,327,000 for property, plant and equipment, principally at Brookwood. The principal sources of cash were net new borrowings of $11,034,000 for the 2012 nine month period, including a net $9,000,000 from the HFL Loan and a net $1,850,000 from the Brookwood revolving credit facilities. The amounts outstanding under the New Revolving Credit Facility and HFL Loan were $3,850,000 and $9,000,000, respectively, at September 30, 2012.

In May 2012, to fund in part the payment of the Judgment in the Adversary Proceeding, as further discussed below, the Company obtained an $8,000,000 dividend from Brookwood. Also in May 2012, to fund in part the payment of the Judgment, the Company borrowed from Hallwood Family (BVI) L.P., a limited partnership associated with its principal shareholder, the sum of $10,000,000 (the “HFL Loan”). The HFL Loan is secured by a pledge of all of the stock of Brookwood and by the Company’s interest in the anticipated refunds of federal income taxes, which are in excess of $5,000,000 that the Company expects to receive in 2012 and 2013. In connection with the HFL Loan, a Pledge and Security Agreement and a Subordination and Intercreditor Agreement (“Intercreditor Agreement”) were entered into and effective May 9, 2012. The Intercreditor Agreement, among other things, subordinates any security interest or lien that Hallwood Family (BVI) L.P. may have in certain assets of the Company, including the stock of Brookwood, to BB&T. The HFL Loan is due in full on June 28, 2013 and bears interest at the rate of 6% per year, payable on a quarterly basis. The Company may prepay the HFL Loan at any time without penalty. The documents reflecting the HFL Loan contain representations, warranties and covenants that are typical for loans of this type. The outstanding balance on the HFL Loan was $9,000,000 at September 30, 2012 after a principal repayment of $1,000,000 in May 2012.

The Company is dependent on fees, dividends and advances from Brookwood for its liquidity requirements. Brookwood’s ability to generate cash flow from operations will depend on its future performance, including the level and timing of military sales, and its ability to successfully implement business and growth strategies.

Textiles. Hallwood Group’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the military, consumer, industrial and medical markets. Brookwood maintains a $25,000,000 New Revolving Credit Facility with BB&T that replaced its former Working Capital Revolving Credit Facility. The New Revolving Credit Facility has a maturity date of March 30, 2014. As of September 30, 2012, subject to the existing loan covenants, Brookwood had approximately $2,512,000 of additional borrowing availability on its New Revolving Credit Facility.

Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers may be sold to the factor, subject to a commission and the factor’s prior approval. Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of November 13, 2012, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Brookwood paid cash dividends to the Company of $11,000,000 and $3,000,000 in the 2012 and 2011 nine month periods, respectively, and $4,000,000 for all of 2011. In addition, Brookwood made tax sharing payments to the Company of $472,000 and $2,655,000 in the 2012 and 2011 nine month periods, respectively, and $2,992,000 for all of 2011 under its tax sharing agreement. The New Revolving Credit Facility, as amended in August 2012, provides that cash dividends to the Company may be made provided no event of default has occurred or would result from such payment. Brookwood may pay to the Company (a) periodic payments for tax sharing obligations, (b) discretionary dividends in an aggregate amount not to exceed 50% of Borrowers’ net income for the fiscal year with respect to which such dividends are made, and (c) other dividends or distributions in an aggregate amount not to exceed $15,000,000 (of which, as of November 13, 2012, $8,000,000 was previously disbursed in May 2012). Any future payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

Brookwood continuously evaluates opportunities to reduce production costs and expand its manufacturing capacity and portfolio of products. Accordingly, Brookwood incurs capital expenditures to pursue such opportunities, as well as for environmental and safety compliance, building upgrades, energy efficiencies, and various strategic objectives. In the 2012 nine month period and for all of 2011, Brookwood met its capital expenditure and equipment maintenance requirements from its

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operating cash flows and availability under its revolving credit facilities. There were no material capital commitments as of September 30, 2012. It is anticipated that Brookwood’s future capital expenditure projects will be funded from operations and, if necessary, availability under its New Revolving Credit Facility. Brookwood estimates its 2012 capital expenditures will be less than $2,000,000 having incurred approximately $1,256,000 of net costs in the first nine months of 2012.

Impact of Litigation on the Company’s Liquidity. The Company and its subsidiaries are and have been involved in a number of litigation matters, as described in Note 13 of the accompanying condensed consolidated financial statements, and have spent significant amounts in professional fees in connection with the defense of its pending and resolved legal matters. As previously described, on April 24, 2012, the United States District Court in the Adversary Proceeding issued a Judgment awarding damages against the Company totaling approximately $18,700,000 plus prejudgment and postjudgment interest and court costs and plaintiff’s attorneys’ fees as may be requested and awarded pursuant to a subsequent motion.

The Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. The parties settled the amount of court costs for approximately $101,000, which was paid in August 2012. While the Company will be required to pay some additional amount of money to the plaintiffs as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company, the amount and timing of that payment are currently unresolved and will be determined by the court. The plaintiffs have alleged that they are entitled to approximately $4,000,000 for attorney fees while the Company contends that they should only recover a small fraction of that amount. In addition, the Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. On September 13, 2012, the Company filed its appellate brief in the Fifth Circuit. On November 15, 2012, FEI, the only appellee, will file its response, and the Company will then file a reply brief, completing the briefing process. It is difficult to determine or even approximate when the Fifth Circuit will rule on the Company’s appeal, but it will likely be several months, if not longer.

In May 2012, in addition to its then current available cash, to obtain additional funds to satisfy the Judgment, the Company received an $8,000,000 dividend from Brookwood and the $10,000,000 HFL Loan. The outstanding balance on the HFL Loan was $9,000,000 at September 30, 2012 after a principal repayment of $1,000,000 in May 2012. The HFL Loan is secured by a pledge of all of the stock of Brookwood, pursuant to the terms of the Intercreditor Agreement, and by the Company’s interest in the anticipated refunds of federal income taxes, which are in excess of $5,000,000 that the Company expects to receive in 2012 and 2013.

As discussed in Note 6, in August 2012, Brookwood’s New Revolving Credit Facility was amended to, among other things, clarify the provisions to which cash dividends or advances to the Company may be made provided no event of default has occurred or would result from any such payment. Brookwood may pay to the Company (a) periodic payments for tax sharing obligations, (b) discretionary dividends in an aggregate amount not to exceed 50% of Borrowers’ net income for the fiscal year with respect to which such dividends are made, and (c) other dividends or distributions in an aggregate amount not to exceed $15,000,000 (of which, as of November 13, 2012, $8,000,000 was previously disbursed in May 2012). Any such payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item

1	Legal Proceedings

Reference is made to Note 13 to the Company’s condensed consolidated financial statements included within this quarterly report on Form 10-Q.

1A	Risk Factors	N/A

2	Unregistered Sales of Equity Securities and Use of Proceeds	None

3	Defaults upon Senior Securities	None

4	Mine Safety Disclosures	N/A

5	Other Information	None

6	Exhibits

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

THE HALLWOOD GROUP INCORPORATED

Dated: November 13, 2012	By:	/s/ Richard Kelley
Richard Kelley, Vice President
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

** Furnished electronically herewith. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.