Form 10-K
period 2012-12-31
Hallwood Group Inc
filed 2013-04-01
CIK 355766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

Commission file number: 1-8303

The Hallwood Group Incorporated

(Exact name of registrant as specified in its charter)

Delaware	51-0261339
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3710 Rawlins, Suite 1500, Dallas, Texas	75219
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 214-528-5588

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of the delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2012, which is the last business day of the registrant’s most recently-completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NYSE MKT, was $5,204,000.

As of the close of business on March 25, 2013, there were 1,525,166 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders.

THE HALLWOOD GROUP INCORPORATED

FORM 10-K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”), including but not limited to the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” information concerning the Company’s business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the outcome of pending litigation, and its strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate”, “doubt” or “believe.” The Company intends that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond the Company’s ability to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by the Company or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-K entitled “Risk Factors” and elsewhere in this Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company’s business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, including without limitation, changes in its business strategy or planned capital expenditures, growth plans, or to reflect the occurrence of unanticipated events, although other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.	Business

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

Hallwood Financial Proposal. On November 6, 2012, the Company received a proposal from Hallwood Financial Limited (“Hallwood Financial”) to acquire all of the outstanding shares of common stock of the Company that it does not beneficially own at a cash purchase price of $10.00 per share. Hallwood Financial, a private limited company organized under the laws of the British Virgin Islands, is controlled by the Company’s Chief Executive Officer and members of his family. Hallwood Financial owns 1,001,575, or 65.7%, of the outstanding shares of the Company.

On November 7, 2012 at the Company’s regularly scheduled board of directors meeting, a special committee, consisting of its independent directors, was formed to consider and negotiate the proposal and to make a recommendation to the full board of directors. The special committee is empowered to retain its own independent legal and financial advisors to assist in its review and negotiation of the proposed transaction. The Company’s shares trade on the NYSE MKT stock exchange under the symbol of HWG and closed on November 5, 2012 (the day prior to the receipt of the offer) at $6.00 per share. The Company’s shares closed on March 25, 2013 at $9.43 per share.

In November 2012, the special committee retained its own independent legal representation. In December 2012, the special committee interviewed financial advisors and reviewed subsequent additional written presentations, and in January 2013, the special committee selected and engaged a financial advisor to assist in the review of the proposed transaction. The board of directors cautions the Company’s shareholders and others considering trading in its securities that it has only received the proposal and that no decision has been made with respect to the Company’s response to the proposal. There can be no assurance that any offer will be accepted, that any agreement will be executed or that the transaction contemplated in the proposal or any other transaction will be approved or consummated. The Company does not anticipate making any further public statements about this matter or the activities of the special committee unless and until either it enters into a definitive agreement for a transaction or the special committee determines that no such transaction will be effected.

Going Concern. As discussed in depth throughout this Form 10-K, the Company and its subsidiaries are involved in a number of litigation matters and have spent significant amounts in professional fees in connection with the defense of its pending legal matters. As further discussed in Item 3 of this Form 10-K, “Legal Proceedings,” in connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. In July 2011, the court in the Adversary Proceeding issued Proposed Findings setting forth damages totaling approximately $18,700,000, plus prejudgment and postjudgment interest. In April 2012, the United States District Court substantially adopted the Proposed Findings. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest, in May 2012, in part funded by a loan in the amount of $10,000,000 from Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Anthony J. Gumbiner, the Company’s chairman, Chief Executive Officer and principal stockholder (the “HFL Loan”). The Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. Additionally, the amount and timing of an award of plaintiff attorney fees are currently unresolved and will be determined by the court.

As further discussed under Item 1A, “Risk Factors” of this Form 10-K, (i) the Company is dependent upon Brookwood for cash, (ii) the Company does not currently have sufficient cash, either directly or through Brookwood, to pay its operating costs at the holding company or the HFL Loan, and (iii) Brookwood’s ability to pay the Company a dividend or other advance is dependent upon circumstances that are outside of the

Company’s control. The Company can give no assurance that Brookwood will have the ability to satisfy the Company’s cash flow needs, or that the Company would be able to obtain other sources of funding in such a circumstance, and therefore there is substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s audited consolidated financial statements for the fiscal year ended December 31, 2012, as included in this Form 10-K, contains an audit opinion from its independent public accounting firm which includes explanatory language related to going concern resulting from the uncertainty of the payment of dividends from its subsidiary to fund the Company’s ongoing operations and obligations.

Textile Products. Textile products operations are conducted through Brookwood. Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

Organization. Brookwood principally operates as a converter, finisher and laminator in the textile industry, which processes fabrics at its plants, located in Rhode Island and Connecticut, or by contracting with independent finishers. Brookwood is one of the largest coaters of woven nylons in the United States of America. Brookwood is known for its extensive, in-house expertise in high-tech fabric development and is a major supplier of specialty fabric to United States (“U.S.”) military contractors. Brookwood produces fabrics that meet standards and specifications set by both government and private industry, which are used by military, consumer and industrial customers. Brookwood has two principal subsidiaries as of December 31, 2012:

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

Brookwood generally maintains relationships with a limited number of suppliers; however, Brookwood believes that these raw materials are available from alternative suppliers if a supplier cannot meet Brookwood’s requirements. Some of Brookwood’s significant suppliers include Glen Raven, Highland, Schneider Mills, Inc., Synthetic Resources, and Precision Fabrics Group, Inc.

Sales and Distribution. Brookwood’s products are sold through its internal sales force in New York, Connecticut and California and a small network of independent sales representatives. Substantially all products are sold to U.S. organizations, including various customers holding or participating in military contracts.

Brookwood relies on military sales for a significant portion of its annual sales revenue. Military sales were $68,091,000, $73,906,000 and $114,266,000 in 2012, 2011 and 2010, respectively, which represented 52.2%, 53.0% and 67.9% of Brookwood’s sales. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract. Additionally, sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in 2012, 2011 and 2010. Sales to Tennier, which are included in military sales, represented 16.3%, 10.0% and 30.7% of Brookwood’s sales in 2012, 2011 and 2010, respectively. While Brookwood has enjoyed substantial revenues from its military business, and while Brookwood’s relationship with Tennier is ongoing, there is no assurance that such revenues from either source will continue. For further discussion of the risks associated with Brookwood’s dependence on this customer and military sales, see Item 1A of this Form 10-K, “Risk Factors”.

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

Seasonality and Backlog. The textile industry historically experiences cyclical swings and backlog can be short term in nature. Brookwood has partially offset the effect of those cyclical swings by diversifying its product lines and business base. The backlog is subject to market conditions and the timing of contracts granted to its prime government contractor customers. Management believes that Brookwood maintains a level of inventory adequate to leverage its sales requirements.

Patents and Trademarks. Brookwood has and continues to obtain various patents and trademarks. Brookwood’s products are sold around the world under brand-name, logo and certain trademarks. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms. Brookwood owns or licenses a number of U.S. and foreign utility and design patents. The utility patents involve technical fabrics as well as uses for the fabrics, formulations applied to the fabrics, and product manufacturing processes for making them. The design patents cover various camouflage designs. Patents for individual products and processes extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. Brookwood has ongoing programs of research and development in all of its divisions adequate to maintain the exploration, development and production of innovative products and technologies.

Government Regulations. From time to time, the military limits orders for existing products and adopts revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. The U.S. government released orders in recent years that include Brookwood’s products, which resulted in significant military sales. Changes in specifications, procurement entity budgets, or orders present a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications, budgetary and production requirements. Brookwood has regularly conducted research and development on various processes and products intended to comply with the revised specifications and it participates in the bidding process for new military products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. A provision of U.S. federal law, known as the Berry Amendment, generally requires the Department of Defense to give preference in procurement to domestically produced products, including textiles. Brookwood’s sales of products to the U.S. military market are highly dependent upon the continuing application and enforcement of the Berry Amendment by the U.S. government. In addition, the U.S. government is releasing contracts for shorter periods than in the past. We acknowledge the unpredictability in revenues and margins due to military sales and are unable at this time to predict future sales trends.

Additionally, Kenyon and Brookwood Laminating are subject to a broad range of federal, state and local laws and regulations relating to the pollution and protection of the environment. Among the many environmental requirements applicable to Kenyon and Brookwood Laminating are laws relating to air emissions, ozone depletion, wastewater discharges and the handling, disposal and release of solid and hazardous substances and wastes, including but not limited to such laws as the Comprehensive Environmental Response Compensation and

Liability Act (“CERCLA”), which may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations Although, based on continuing internal review and advice from independent consultants, Kenyon and Brookwood Laminating believe that they are currently in substantial compliance with applicable environmental requirements, there is risk associated with the applicability of these environmental regulations. For a discussion of the risks associated with compliance with environmental laws, see Item 1A of this Form 10-K, “Risk Factors”.

Brookwood’s business and operations are also subject to various international trade agreements and regulations such as the North American Free Trade Agreement (“NAFTA”) and the Central American Free Trade Agreement (“CAFTA”), and the activities and regulations of the World Trade Organization (“WTO”). The elimination of duties and/or quotas or other trade restrictions with respect to certain countries could adversely affect Brookwood as a result of increased competition from textile manufacturers in such countries. The U.S. government is engaged in discussions with a number of countries or trading blocs with the intent of further liberalizing trade. Authority to negotiate new “fast track” agreements has been granted by Congress, making new agreements in this field more likely.

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

New Revolving Credit Facility entered into in March 2012. On March 30, 2012, Brookwood and its subsidiaries entered into a loan agreement by and among Brookwood, its subsidiaries and Branch Banking and Trust Company (“BB&T”) (the “New Revolving Credit Facility”). The New Revolving Credit Facility replaced Brookwood’s previous revolving credit facility with Key Bank National Association (“Key Bank”) (the “Working Capital Revolving Credit Facility”).

The New Revolving Credit Facility provides for borrowings of up to $25,000,000 and is secured by a first lien on substantially all of the assets of Brookwood. The New Revolving Credit Facility has a maturity date of March 30, 2014. On April 2, 2012, Brookwood borrowed $2,018,000 under this new facility to repay outstanding amounts due under the Working Capital Revolving Credit Facility, including accrued interest. In May 2012, the Company requested a dividend of $8,000,000 from Brookwood, which obtained consent from BB&T for such payment. Accordingly, Brookwood borrowed $8,000,000 under the New Revolving Credit Facility and paid that amount as a dividend to the Company in May 2012. The Company combined such funds with other available cash and the HFL Loan to satisfy the judgment in the Adversary Proceeding (as that term is defined below) issued by the United States District Court. During the year ended December 31, 2012, Brookwood repaid a portion of its borrowings under the New Revolving Credit Facility and the outstanding balance was $5,330,000 at December 31, 2012. As of December 31, 2012, subject to the existing loan covenants, Brookwood had approximately $1,647,000 of additional borrowing availability under this facility, which was net of a standby letter of credit for $91,000.

On August 24, 2012, the New Revolving Credit Facility was amended to (i) modify the funded debt-to-EBITDA loan covenant to 4.00 to 1.00 from its previous requirement of 2.75 to 1.00, providing greater borrowing capacity for Brookwood, (ii) modify the covenant regarding declaration or payment of discretionary and other dividends by Brookwood to the Company, and (iii) modify the pricing grid for the applicable margin with respect to the LIBOR interest rate and unused line fees. Brookwood paid a fee of $31,250, or 12.5 basis points, to BB&T in consideration for the amendment.

The interest rate payable on the New Revolving Credit Facility, as amended, is dependent on a leverage ratio (as defined in the New Revolving Credit Facility) and can vary from LIBOR plus 1.00% to 3.00%, as long as BB&T continues to be one of Brookwood’s primary factoring service providers. If at anytime BB&T is not one of Brookwood’s primary factoring service providers, then Brookwood will pay a one-time fee in the amount of $62,500 and the interest rates will be increased by 0.50%. The interest rate on the facility was 2.21% at December 31, 2012.

The terms of the New Revolving Credit Facility, as amended, provide that the facility may be used for refinancing existing indebtedness, providing for working capital and financing ongoing operations and capital expenditures.

The New Revolving Credit Facility, as amended, contains customary representations, warranties and affirmative covenants on behalf of Brookwood and also contains negative covenants which, among other things, prohibit Brookwood from any of the following (without obtaining prior BB&T written consent and with certain exceptions): (i) permitting liens (other than customary liens) to exist on any of its properties; (ii) incurring other debt other than accounts payable to trade creditors incurred in the ordinary course of business and factors; (iii) making capital expenditures in excess of $5,000,000 in any year; (iv) purchasing substantially all of the assets of another entity; (v) entering into new leases except operating leases for machinery and equipment that do not in the aggregate require payments in excess of $250,000 in any year and real estate leases in the ordinary course of business; (vi) paying dividends, or acquiring any of its stock, other than described below in Payments of Dividends; (vii) making loans or advances to, or guaranties for the benefit of, any person; and (viii) disposing of its assets or properties except in the ordinary course of its business.

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

(iii)	a ratio of funded debt (as defined in the New Revolving Credit Facility)-to-EBITDA for the trailing four quarters of not greater than 4.00 to 1.00.

Payments of Dividends. During the term of the Working Capital Revolving Credit Facility, Brookwood submitted a quarterly loan compliance certificate to Key Bank and concurrently requested the bank’s consent to pay cash dividends and tax sharing payments to the Company. Brookwood paid to the Company dividends of $1,000,000 in February 2012 and $4,000,000 in each of the years ended December 31, 2011 and 2010.

In May 2012, following the Company’s request for additional dividends, Brookwood requested BB&T to approve two dividends for a total amount of $9,000,000 (including the previously mentioned $8,000,000 dividend that the Company used in part to satisfy the Judgment in the Adversary Proceeding). BB&T consented to the dividends, which were paid to the Company in May 2012.

The August 24, 2012 amendment, discussed above, provides that cash dividends or advances to the Company may be made provided no event of default has occurred or would result from any such payment. Brookwood may pay to the Company (a) periodic payments for tax sharing obligations, (b) discretionary dividends in an aggregate amount not to exceed 50% of Brookwood’s net income for the fiscal year with respect to which such dividends are made, and (c) other dividends or distributions in an aggregate amount not to exceed $15,000,000 (of which, as of March 25, 2013, a total of $11,000,000 has been utilized with an $8,000,000 dividend in May 2012 and the reclassification of the $3,000,000 of discretionary dividends attributable to 2012 due to Brookwood’s financial results for 2012). Any future payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

Brookwood paid dividends to the Company of $1,000,000 in August 2012, $350,000 in December 2012 and $650,000 in January 2013.

For the three years ended December 31, 2012, textile products operations accounted for all of Hallwood Group’s operating revenues. For details regarding revenue, profit and total assets, see Note 17 to the Company’s consolidated financial statements.

Energy. Prior to October 29, 2009, the Company held an investment in Hallwood Energy, L.P. (“Hallwood Energy”) and Hallwood Energy Management, LLC, its general partner (“HEM”). Hallwood Energy was a privately held independent oil and gas limited partnership that operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. The Company accounted for the investment in Hallwood Energy using the equity method of accounting.

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

Litigation. As further discussed in Item 3. of this Form 10-K, in connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. One of the lawsuits involved an acquisition and farmout agreement entered into between Hallwood Energy and FEI Shale, L.P., a subsidiary of Talisman Energy, Inc. in June 2008 and a related equity support agreement executed by the Company (the “Adversary Proceeding”). In July 2011, the court in the Adversary Proceeding issued Proposed Findings (as that term is defined in Item 3 of this Form 10-K, “Legal Proceedings”) setting forth damages totaling approximately $18,700,000, plus prejudgment and postjudgment interest. In April 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest in May 2012. The Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. Additionally, the amount and timing of an award of plaintiff attorney fees are currently unresolved and will be determined by the court. Certain other lawsuits have been settled.

Investments in Financial Instruments. In the first quarter of 2011, the Company opened an investment account with UBS AG, a global financial services firm and intended to transfer a significant portion of the cash it holds from time to time to the UBS account to be placed in various financial instruments and to borrow additional amounts from UBS to invest on a leveraged basis. As of March 25, 2013, no funds have been transferred into the UBS account and currently the Company does not intend to transfer funds into the UBS account.

Segment and Related Information. For details regarding revenue, profit (loss) and total assets, see Note 17 to the Company’s consolidated financial statements.

Number of Employees

The Company and its wholly owned Brookwood subsidiary had 441 and 458 employees as of February 28, 2013 and 2012, respectively, comprised as follows:

	February 28,
	2013	2012
Company	7	7
Brookwood	434	451

Total	441	458

In March 2013, Kenyon entered into an agreement for a new three-year collective bargaining agreement with Local 1321T of the New England Joint Board of UNITE HERE! union, representing approximately 230 employees at its Rhode Island plant facility, effective from March 1, 2013 through February 28, 2016.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available on the Company’s website at www.hallwood.com, as soon as reasonably practicable after such reports are electronically filed with the SEC. Additionally, the Company’s Code of Business Conduct and Ethics, Whistle Blower Policy and Audit Committee Charter may be accessed through the website. Any stockholder may request a printed copy of these documents by contacting Mr. Richard Kelley, the Company’s Vice President, Chief Financial Officer and Secretary, at (800) 225-0135. The Company’s website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

Executive Officers of the Company

In addition to Anthony J. Gumbiner, age 68, who serves as Director, Chairman and Chief Executive Officer of the Company (see Item 10), the following individuals also serve as executive officers:

William L. Guzzetti, age 69, has served as President and Chief Operating Officer of the Company since March 2005 and as Executive Vice President from October 1989 to March 2005. He also served as President, Chief Operating Officer and a Director of the general partner of Hallwood Energy and each of the former energy affiliates from their inception until June 2009. Mr. Guzzetti had served as President, Chief Operating Officer and a Director of Hallwood Energy Corporation, formerly based in Denver, Colorado and sold in May 2001, from December 1998 until May 2001 and of its predecessors since 1985. From 1990 until its sale in 2004, Mr. Guzzetti served as President, Chief Operating Officer and a Director of Hallwood Realty, LLC (“Hallwood Realty”) and Hallwood Commercial Real Estate, LLC, respectively. He had served as the President and a director of Hallwood Energy Corporation, formerly based in Cleburne, Texas and sold in December 2004, from December 2002 until December 2004. He is a member of the Florida Bar and the State Bar of Texas.

Richard Kelley, age 52, assumed the positions of Vice President, Chief Financial Officer and Secretary of the Company, in December 2008. Mr. Kelley has been with the Company, or one of the Company’s affiliates, since 1985. Prior to his appointment, Mr. Kelley served as the Company’s Director of Human Resources since July 2004. He served as the Manager of Financial & SEC Reporting for Hallwood Realty from May 1990 to July 2004. Mr. Kelley served as the Financial Reporting Accountant from June 1985 to March 1987 and as the Manager of Financial & SEC Reporting from March 1987 to May 1990 for Hallwood Energy Corporation.

Amber M. Brookman, age 70, has served as President, Chief Executive Officer and a Director of Brookwood since 1989.

Item 1A.	Risk Factors

Investors should carefully review and consider the risks described below and the forward-looking statements contained in this Form 10-K before evaluating the Company’s business or making an investment decision. The Company’s business, financial condition or results of operations could be materially adversely affected by these risks. The trading price of the Company’s common stock could decline due to any of these risks, and investors may lose all or part of their investment. Investors should also refer to the other information included or incorporated by reference in this Form 10-K, including the financial statements and related notes thereto. These risks and uncertainties could cause actual results and events to differ materially from those anticipated. Additional risks which the Company does not presently consider material, or of which it is not currently aware, may also have an adverse impact on the business. Also see the section of this Form 10-K entitled “Special Note Regarding Forward-Looking Statements” on Page 3.

Risks related to the Company

There is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in depth throughout this Form 10-K, the Company and its subsidiaries are involved in a number of litigation matters and have spent significant amounts in professional fees in connection with the defense of its pending legal matters. As further discussed in Item 3 of this Form 10-K, “Legal Proceedings,” in connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. In July 2011, the court in the Adversary Proceeding issued Proposed Findings setting forth damages totaling approximately $18,700,000, plus prejudgment and postjudgment interest. In April 2012, the United States District Court substantially adopted the Proposed Findings. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest, in May 2012. The Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. Additionally, the amount and timing of an award of plaintiff attorney fees are currently unresolved and will be determined by the court.

As discussed separately in the other risk factors set forth below, (i) the Company is dependent upon Brookwood for cash, (ii) the Company does not currently have sufficient cash, either directly or through Brookwood, to pay its operating costs at the holding company or the HFL Loan, and (iii) Brookwood’s ability to pay the Company a dividend or other advance is dependent upon circumstances that are outside of the Company’s control. The Company can give no assurance that Brookwood will have the ability to satisfy the Company’s cash flow needs, or that the Company would be able to obtain other sources of funding in such a circumstance, and therefore there is substantial doubt as to the Company’s ability to continue as a going concern.

Any failure by Brookwood to pay dividends or tax sharing payments to the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

As a holding company, the Company is dependent on Brookwood to receive the cash necessary to fund its ongoing operations and its obligations. At December 31, 2012, the Company had approximately $193,000 of cash and cash equivalents. Any failure to receive from Brookwood cash required by the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows and could substantially impair the Company’s ability to continue as a going concern.

Brookwood’s ability to pay dividends and tax sharing payments or make advances to the Company is contingent upon Brookwood’s compliance with loan covenants and other factors, many of which are beyond the Company’s control.

Brookwood’s ability to pay dividends and tax sharing payments or make advances to the Company are contingent upon Brookwood’s compliance with the loan covenants in the New Revolving Credit Facility with BB&T and are limited in amount by terms of the loan agreement for the New Revolving Credit Facility. This limitation could adversely affect the Company if these payments were restricted and such a restriction could substantially impair the Company’s ability to continue as a going concern. The August 24, 2012 amendment (discussed in more detail in Item 1 of this Form 10-K) provides that limited cash dividends or advances to the Company may be made provided if no event of default has occurred or would result from any such payment. Brookwood may pay to the Company (a) periodic payments for tax sharing obligations, (b) discretionary dividends in an aggregate amount not to exceed 50% of Brookwood’s net income for the fiscal year with respect to which such dividends are made, and (c) other dividends or distributions in an aggregate amount not to exceed $15,000,000 (of which, as of March 25, 2013, a total of $11,000,000 has been utilized with an $8,000,000 dividend in May 2012 and the reclassification of the $3,000,000 of discretionary dividends attributable to 2012 due to Brookwood’s financial results for 2012). Any future payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

The voting power in the Company is substantially controlled by one significant stockholder, who has the ability to substantially influence the Company, and the interests of this stockholder may conflict with or differ from those of other stockholders.

Hallwood Financial, a corporation controlled by the Company’s Chairman and Chief Executive Officer, Mr. Anthony J. Gumbiner, and members of his family, is its largest shareholder, with ownership representing approximately 66% of the Company’s outstanding common stock as of March 25, 2013. Consequently, Mr. Gumbiner, through Hallwood Financial, is in a position to significantly influence any matters that are brought to a vote of the shareholders, including, but not limited to, the election of members of the Board of Directors and any action requiring the approval of shareholders, including any amendments to its governing documents, mergers or sales of all or substantially all of the Company’s assets. This concentration of ownership also may delay, defer or even prevent a change in control of the Company and make some transactions more difficult or impossible without the support of Hallwood Financial. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of the Company’s common stock.

The Judgment in particular, and litigation in general, have been expensive and have added substantial debt to the Company, which the Company may not be able to repay without new funding, if available.

As further discussed in Item 3 of this Form 10-K, “Legal Proceedings”, in connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. In July 2011, the court in the Adversary Proceeding issued Proposed Findings (as that term is defined in Item 3 of this Form 10-K) setting forth damages totaling approximately $18,700,000, plus prejudgment and postjudgment interest. In April 2012, the United States District Court substantially adopted the Proposed Findings. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest, in May 2012. The Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. Additionally, the amount and timing of an award of plaintiff attorney fees are currently unresolved and will be determined by the court.

In May 2012, to fund in part the payment of the Judgment, the Company obtained the $10,000,000 HFL Loan from Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Anthony J. Gumbiner, the Company’s chairman, Chief Executive Officer and principal stockholder. The HFL Loan is secured by a subordinated pledge of all of the stock of Brookwood and by the Company’s interest in the anticipated refunds of federal income taxes, which are approximately $4,570,000 that the Company expects to receive in 2013. In connection with the HFL Loan, a Pledge and Security Agreement and a Subordination and Intercreditor Agreement (“Intercreditor Agreement”) were entered into and effective May 9, 2012. The Intercreditor Agreement, among other things, subordinates any security interest or lien that Hallwood Family (BVI) L.P. may have in certain assets of the Company, including the stock of Brookwood, to BB&T. The HFL Loan bears interest at the rate of 6% per year, payable on a quarterly basis. The Company may prepay the HFL Loan at any time without penalty. The documents reflecting the HFL Loan contain representations, warranties and covenants that are typical for loans of this type. The outstanding balance on the HFL Loan was $8,747,000 at December 31, 2012.

The Company does not currently have sufficient cash, either directly or through Brookwood, to pay its operating costs at the holding company or the HFL Loan, however on March 11, 2013, the promissory note associated with the HFL Loan was amended to primarily (i) extend the maturity date of the HFL Loan by two years until June 30, 2015 and (ii) provide for an additional advance of $300,000 under the promissory note, resulting in an outstanding balance of $9,047,000.

If for any reason Brookwood is unable to pay cash dividends or other advances to the Company, the Company would be required to seek alternative sources of funding. The Company has not yet determined what, if any, sources would be available to it, but may consider such alternatives as an additional or new facility or term loan and potential sales of assets or additional securities. No assurance can be given that any such additional sources of funding will be available to the Company, which could result in the Company not being able to continue as a going concern.

The Company’s success is dependent upon retaining key management personnel whose continued service is not guaranteed.

The Company is dependent upon its executive officers for strategic business direction and specialized industry experience. While the Company believes that it could find replacements for these key personnel, loss of their services could adversely affect the Company’s operations.

Risks related to the Company’s Textile Products Business

Brookwood depends on a few key customers for a significant portion of its annual sales revenue, and loss of one or more of these key customers could result in a significant loss of revenues.

Sales to Tennier accounted for more than 10% of Brookwood’s sales in 2012, 2011 and 2010. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $21,282,000, $13,916,000 and $51,637,000 in 2012, 2011 and 2010, respectively, which represented 16.3%, 10.0% and 30.7% of Brookwood’s sales.

Military sales were $68,091,000, $73,906,000 and $114,266,000 in 2012, 2011 and 2010, respectively, which represented 52.2%, 53.0% and 67.9% of Brookwood’s sales. These sales amounts were 3.8% lower in 2012 and 35.3% lower in 2011 from the respective previous years. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract. While Brookwood has enjoyed substantial revenues from its military business, there is no assurance that such revenues will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend management believes will continue. In recent years, orders from the military for goods generally were significantly decreased as a result of changes in the activity of the U.S. military. If such activity continues to change, then orders from the military generally, including orders for Brookwood’s products, may experience further decline. There is no assurance that the revenues that Brookwood has previously enjoyed from its military sales will continue, which could have a material adverse effect on Brookwood’s operating results and financial condition.

Changes in military procurement practices or regulations could adversely affect Brookwood’s business.

From time to time, the military limits orders for existing products and adopts revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. Adjusting to changing specifications, procurement entity budgets, or orders is a continuing challenge. To the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. A provision of U.S. federal law, known as the Berry Amendment, generally requires the Department of Defense to give preference in procurement to domestically produced products, including textiles. Brookwood’s sales of products to the U.S. military market are highly dependent upon the continuing application and enforcement of the Berry Amendment by the U.S. government. Brookwood’s management acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sales trends.

Brookwood depends upon a limited number of third-party suppliers for raw materials, and the loss of certain suppliers could adversely affect Brookwood’s business.

As discussed in Item 1 of this Form 10-K, Brookwood purchases a significant amount of the fabric and other materials it processes and sells from a small number of suppliers, some of which compete with Brookwood, targeting specific military specifications. The loss of certain of Brookwood’s suppliers could, in the short term, adversely affect Brookwood’s business until alternative supply arrangements were secured, if at all. In addition, if Brookwood were able to secure alternative arrangements, there can be no assurance that such arrangements would include terms as favorable to Brookwood as those contained in Brookwood’s current supply arrangements.

Brookwood’s factoring agreements expose it to credit risks, which could result in an adverse effect on Brookwood’s business, operating results and financial condition.

Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. government, may be assigned for collection to the factor, subject to a commission and the factor’s prior approval. The factoring agreements expose Brookwood to credit risk if any of the factors fail to meet their respective obligations. Brookwood seeks to manage this risk by conducting business with a number of reputable factors and monitoring the factors’ performance under their agreements. Brookwood continues to monitor its factors and their ability to fulfill their obligations to Brookwood in a timely manner.

Brookwood’s ability to comply with its New Revolving Credit Facility is subject to future performance and other factors.

Brookwood’s New Revolving Credit Facility with BB&T, entered into on March 30, 2012 and amended August 24, 2012, requires compliance with various loan covenants and financial ratios on a quarterly basis, principally (i) a ratio of total current assets to the sum of total current liabilities and the outstanding loan balance of not less than 1.40 to 1.00; (ii) a ratio of total liabilities to tangible net worth of not greater than 1.50 to 1.00; and (iii) a ratio of funded debt (as defined in the New Revolving Credit Facility)-to-EBITDA for the trailing four quarters of not greater than 4.00 to 1.00. If Brookwood does not comply with its loan covenants for any quarter, under the New Revolving Credit Facility, BB&T may (i) declare all outstanding amounts immediately due and payable; (ii) require Brookwood or the Company to pledge additional collateral; (iii) take immediate possession of and foreclose upon any collateral; (iv) exercise any and all other rights available under the New Revolving Credit Facility or Texas law and (v) terminate its obligations to advance funds to Brookwood, any or all of which would effectively prohibit cash dividends and tax sharing payments by Brookwood to the Company.

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

There are an increasing number of competitors entering the military market. These competitors vary and include converters from other market segments, as well as major mills, some of which are Brookwood suppliers, who are selectively targeting specific military specifications. As these companies enter the military market, the competitive pressures may result in further price and demand volatility, which could decrease revenues.

Brookwood is subject to many environmental regulations that may result in significant costs or liabilities or cause interruptions in its operations.

Kenyon and Brookwood Laminating are subject to a broad range of federal, state and local laws and regulations relating to the pollution and protection of the environment. Among the many environmental requirements applicable to Kenyon and Brookwood Laminating are laws relating to air emissions, ozone depletion, wastewater discharges and the handling, disposal and release of solid and hazardous substances and wastes. Kenyon and Brookwood Laminating are also subject to such laws as CERCLA, which may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. Actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by Kenyon and Brookwood Laminating or otherwise adversely affect demand for their products. Widespread adoption of any prohibitions or restrictions could adversely affect the cost and/or the ability to produce products and thereby have a material adverse effect upon Kenyon, Brookwood Laminating or Brookwood.

Some risk of environmental liability is inherent in the nature of Brookwood’s business. There can be no assurance that material environmental liabilities will not arise. It is also possible that future developments in environmental regulation could lead to significant environmental compliance or cleanup costs.

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

In July 2007, Nextec Applications Inc. (“Nextec”) filed a lawsuit in the United States District Court for the Southern District of New York claiming that Brookwood infringed five United States patents pertaining to internally-coated webs. Nextec later added additional patents to the lawsuit. After a number of motions, only two patents remained in the action and were being asserted against the process and machine for making certain fabrics. After a five week trial that ended on June 1, 2012, the Court ruled from the bench that, while Nextec’s patents were valid, Brookwood had not infringed any of the patents in the lawsuit. Nextec filed a notice of appeal to the United States Court of Appeals for the Federal Circuit; Brookwood subsequently filed a notice of cross-appeal. Brookwood will continue to vigorously defend this litigation. For a further description of this lawsuit, see Item 3 of this Form 10-K, “Legal Proceedings”.

Changes in international trade regulations could adversely affect Brookwood’s competitive position and have a material adverse effect on its business, results of operations or financial condition.

Imports of foreign-made textile and apparel products are a significant source of competition for most sectors of the domestic textile industry. Changes in international trade regulation, including future trade agreements, could provide Brookwood’s competitors an advantage, increase Brookwood’s costs, limit the countries from which it can purchase raw materials and setting quotas on products that may be imported from a particular country, either of which could have a material adverse effect on Brookwood’s business, results of operations or financial condition.

Brookwood’s success is dependent upon retaining key management personnel whose continued service is not guaranteed.

Brookwood is dependent upon its executive officers for strategic business direction and specialized industry experience. While the Company believes that it could find replacements for these key personnel, the loss of their services could adversely affect Brookwood’s operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Real Properties

The general character, location and nature of the significant real properties owned by the Company and its subsidiaries and the encumbrances against such properties are described below.

Cost of real estate owned by property type, segment and location as of December 31, 2012 (in thousands):

Property Type	Segment	Location	Cost
Dyeing and finishing plant (Kenyon)	Textile	Rhode Island	$9,129
Production facility (Plainfield)	Textile	Connecticut	5,537
Undeveloped land	Other	Texas	46

Total			$14,712

The Kenyon dyeing and finishing plant is a multi-shift facility well-suited for that particular business. The development of new products and varying levels of utilization require the plant to be regularly upgraded. The Brookwood capital stock is pledged as collateral under its New Revolving Credit Facility and the plant is encumbered by a negative pledge under this facility. In addition, the New Revolving Credit Facility also contains a covenant to reasonably maintain property and equipment.

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

Additionally, the HFL Loan is secured by a subordinated pledge of all the stock of Brookwood. For further discussion of the New Revolving Credit Facility and the HFL Loan, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Leased Facilities

The Company has a lease obligation for office space in Dallas, Texas, which expires in November 2015 and included a one-time option for the Company to terminate the lease in November 2012. Since January 2005, the Company shares its Dallas office space with Hallwood Investments Limited (“HIL”), an entity associated with Mr. Anthony J. Gumbiner, the Company’s Chairman, Chief Executive Officer and principal stockholder, and certain of HIL’s affiliates. In addition, from August 2005 until July 2009, the Company shared its Dallas office space with Hallwood Energy. HIL and certain of its affiliates reimburse the Company and Hallwood Energy, until July 2009, reimbursed the Company for a pro-rata share of their lease and other office-related costs. Hallwood Energy completed its move from the office space by July 31, 2009 and no longer shares such expenses with the Company.

Brookwood leases office space for its corporate headquarters in New York City, and its lease on this space expires in August 2016. Brookwood also leases two apartments in New York City for business purposes and office space in Connecticut. The apartment leases became effective in May 2009 and April 2011, respectively, and both expire in May 2013. The Connecticut office space lease became effective in October 2010 and expires in September 2013, with a two-year renewal option.

Brookwood Roll Goods, a division of Brookwood, leases warehouse space in Gardena, California, which expires in April 2015.

Item 3.	Legal Proceedings

Litigation. From time to time, the Company, its subsidiaries, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions in which it or its affiliated entities participated. Although the Company does not believe that the results of any of these matters are likely to have a material adverse effect on its financial position, results of operations or cash flows, except as described below, it is possible that any of the matters could result in a material liability. Hallwood Group has spent significant amounts in professional fees and other associated costs in connection with these matters, and it expenses professional fees and other costs associated with litigation matters as incurred.

In July 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that Brookwood infringed five United States patents pertaining to internally-coated webs. In October 2007, The Hallwood Group Incorporated was dismissed from the lawsuit. Nextec later added additional patents to the lawsuit. After a number of motions, only two patents remained in the action and were being asserted against the process and machine for making defendants’ Agility Storm-Tec X-Treme and Eclipse Storm-Tec X-Treme fabrics, which constitute two levels of the Military’s Extended Cold Weather Clothing System. Nextec was seeking a permanent injunction as well as damages in an amount to be determined at trial. After a five week trial that ended on June 1, 2012, the Court ruled from the bench that, while Nextec’s patents were valid, Brookwood had not infringed any of the patents in the lawsuit. On July 20, 2012, Nextec filed a motion requesting that the Court either correct/amend its finding of non-infringement or grant a new trial, which the Court subsequently denied. The Court’s Order and Final Judgment was issued June 21, 2012. Nextec has since filed a notice of appeal to the United States Court of Appeals for the Federal Circuit and submitted its appeal brief on January 28, 2013. Brookwood subsequently filed a notice of cross-appeal and will file its brief on or before May 3, 2013. Separately, and prior to trial, Brookwood filed requests for reexamination by the United States Patent and Trademark Office of the remaining patent claims at issue in the litigation. The United States Patent and Trademark Office granted the reexamination requests and issued first office actions rejecting all the reexamined patent claims as unpatentable over the prior art of record. With respect to one of the patents, the Patent Office has since received Nextec’s responsive arguments and subsequently issued a reexamination certificate. With respect to the second patent, the Patent Office has since received Nextec’s responsive arguments and has issued a final rejection to that patent. Nextec will have an opportunity to appeal any final decision by the Patent Office.

Hallwood Energy. In March 2009, Hallwood Energy, Hallwood Energy Management, LLC (“HEM”), the general partner of Hallwood Energy, and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or Brookwood.

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

As a result of Proposed Findings, taking into consideration the Company’s objections to the Proposed Findings, the Company recorded a litigation reserve charge for $7,500,000 at September 30, 2011. As no new information had become available regarding the outcome of the litigation, the Company did not believe the reserve related to the Adversary Proceeding should be changed at December 31, 2011. This accrued reserve of $7,500,000 was reported in the Company’s balance sheet under “Hallwood Energy matters – Litigation reserve” for those periods, in addition to the $3,201,000 that was previously recorded in connection with the Equity Support Agreement, for a total reserve of $10,701,000 at December 31, 2011 for the Adversary Proceeding. This reserve amount was established in consultation with the Company’s litigation counsel in the Hallwood Energy litigation, based on their best judgment of the probabilities of success related to, among other factors, the objections to be filed by the Company on its possible appeal of the District Court’s Judgment.

On April 24, 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. Based upon the monetary damages (including prejudgment and postjudgment interest, legal fees and court costs) awarded in the Judgment, the Company, in consultation with the Company’s litigation counsel, recorded an additional charge of $13,200,000 at March 31, 2012 in its statement of operations and balance sheet as an accrual under Hallwood Energy matters – Litigation Reserve. Accordingly, the total reserve at March 31, 2012 for the Adversary Proceeding was $23,901,000. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. In addition, the Company will be required to pay certain attorneys’ fees incurred by the plaintiffs. At December 31, 2012, the litigation reserve for the Hallwood Energy Matters is $2,079,000. The parties settled the amount of court costs for approximately $101,000, which was paid in August 2012. While the Company will be required to pay some additional amount of money to the plaintiffs as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company, the amount and timing of that payment are currently unresolved and will be determined by the court. The plaintiffs have alleged that they are entitled to approximately $4,000,000 for attorney fees while the Company contends that they should only recover a small fraction of that amount. In addition, the Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. On September 13, 2012, the Company filed its appellate brief in the Fifth Circuit. On November 15, 2012, FEI, the only appellee, filed its response, and the Company filed a reply brief on December 20, 2012. It is difficult to determine or even approximate when the Fifth Circuit will rule on the Company’s appeal, but it could be several months, if not longer.

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

The terms of the Settlement Agreement included the payment by the Company of $1,800,000, in addition to payments by other defendants and the Company’s insurance carrier for its directors’ and officers’ liability insurance policy. Under the Settlement Agreement, the Plaintiffs released the Company, its current and former directors and officers, the former directors and officers of the general partner of Hallwood Energy and various entities related to the foregoing persons from all claims asserted in or related to (i) Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4, Ltd. v. The Hallwood Group Incorporated et al. in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03358; (ii) Ray Balestri, Trustee of the Hallwood Energy I Creditor’s Trust v. Anthony J. Gumbiner, et al. in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03263; and (iii) another suit in which the Company is not named as a party, and any other claims based on the facts alleged in the foregoing matters or that could have been alleged in the foregoing matters, other than the claims against the Company asserted in the Adversary Proceeding or any claims required to enforce any final judgment entered against the Company in the Adversary Proceeding. Similarly, the defendants released the Plaintiffs from all claims based on the facts alleged in the foregoing matters or that could have been alleged in the foregoing matters, other than any claims or defenses the defendants had in the Adversary Proceeding.

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

The Company’s Brookwood subsidiary is subject to a number of environmental laws, regulations, licenses and permits and has ongoing discussions with environmental regulatory authorities, including the U.S. Environmental Protection Agency (the “EPA”), the Rhode Island Department of Health (“RIDOH”), the Rhode Island Department of Environmental Management (“RIDEM”) and the Connecticut Department of Energy and Environmental Protection (“CTDEEP”) on a number of matters, including compliance with safe drinking water rules and wastewater discharge and treatment regulations, the control of chemicals used in the companies’ coating operations that are classified as air pollutants, the presence of groundwater and soil contaminants at the companies’ facilities, the removal of underground storage tanks, and hazardous waste management

From time to time Brookwood and its subsidiaries have paid fines or penalties for alleged failure to comply with certain environmental requirements, which did not exceed $100,000 in the aggregate during the three years ended December 31, 2012. In addition, Brookwood and its subsidiaries have entered into various settlements and agreements with the regulatory authorities requiring the companies to perform certain tests, undertake certain studies, and install remedial facilities. Brookwood and its subsidiaries incurred capital expenditures to comply with environmental regulations of approximately $572,000, $136,000, and $488,000 in the years ended December 31, 2012, 2011 and 2010, respectively. In addition, Brookwood and its subsidiaries regularly incur expenses associated with various studies and tests to monitor and maintain compliance with diverse environmental requirements.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NYSE MKT stock exchange under the symbol of HWG. There were approximately 457 stockholders of record as of March 25, 2013.

The following table sets forth quarterly high and low closing prices of the Company’s common stock on the NYSE MKT stock exchange and cash dividends paid for the three years ended December 31, 2012.

	Years Ended December 31,
	2012			2011			2010
Quarters	High	Low	Dividends	High	Low	Dividends	High	Low	Dividends
First	$15.98	$8.75	—	$27.25	$23.05	$—	$47.20	$36.01	$—
Second	11.72	8.04	—	27.00	19.00	—	55.69	38.06	—
Third	10.25	7.40	—	19.70	8.63	—	40.00	30.45	—
Fourth	9.46	5.61	—	13.10	8.46	—	35.50	19.66	—

At March 25, 2013, the closing price per share of the common stock on the NYSE MKT was $9.43.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company has no compensation plans under which equity securities of the Company are authorized for issuance.

Item 6.	Selected Financial Data

The following table sets forth, as of the dates and for the years indicated, selected financial information for the Company. The financial information is derived from the Company’s audited consolidated financial statements for such years. The information should be read in conjunction with Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and notes thereto contained in this Form 10-K. The following information is not necessarily indicative of future results.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Revenues	$130,524	$139,499	$168,354	$179,554	$162,237
Expenses (a)	148,934	148,508	152,198	153,922	146,470

Operating income (loss)	(18,410)	(9,009)	16,156	25,632	15,767

Other income (expense):
Interest expense	(517)	(105)	(301)	(252)	(688)
Other, net	2	10	36	144	399
Equity loss from investments in Hallwood Energy (b)	—	—	—	—	(12,120)

	(515)	(68)	(291)	(216)	(12,664)

Income (loss) before income taxes	(18,925)	(9,077)	15,865	25,416	3,103
Income tax expense (benefit)	(982)	(2,746)	5,985	8,361	1,705

Net Income (Loss)	$(17,943)	$(6,331)	$9,880	$17,055	$1,398

Net Income (Loss) Per Common Share
Basic	$(11.76)	$(4.15)	$6.48	$11.18	$0.92
Diluted	(11.76)	(4.15)	6.48	11.18	0.92

Dividends Per Common Share	—	—	—	—	$7.89

Weighted Average Shares Outstanding
Basic	1,525	1,525	1,525	1,525	1,521
Diluted	1,525	1,525	1,525	1,525	1,525

Financial Condition
Total assets	$70,970	$88,905	$85,277	$88,440	$69,395
Loans payable	14,182	2,000	2,000	6,450	10,438
Redeemable preferred stock (c)	—	—	—	1,000	1,000
Common stockholders’ equity	41,197	59,140	65,471	55,591	38,261

(a)	The Company recorded charges of $13,200,000 and $9,300,000 in 2012 and 2011, respectively, related to various Hallwood Energy litigation matters.
(b)

In 2008, Hallwood Energy reported a net loss of $60,941,000, which included an impairment of $32,731,000 associated with its oil and gas properties. The Company recorded an equity loss to the extent of loans it made and a contingent commitment to invest additional funds in Hallwood Energy.

(c)

In July 2010, the Company completed a mandatory redemption of the Company’s Series B Preferred Stock, at $4.00 per share, in the total amount of $1,000,000. The Series B Preferred Stock was cancelled on the stock records of the Company, and the holders of the Series B Preferred Stock have no continuing rights as stockholders of the Company, other than the right to receive payment of the redemption value.

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

Going Concern. As further described in Item 1A of this Form 10-K, “Risk Factors”, (i) the Company is dependent upon Brookwood for cash, (ii) the Company does not currently have sufficient cash, either directly or through Brookwood, to pay its operating costs at the holding company or the HFL Loan, and (iii) Brookwood’s ability to pay the Company a dividend or other advance is dependent upon circumstances that are outside of the Company’s control. The Company can give no assurance that Brookwood will have the ability to satisfy the Company’s cash flow needs, or that the Company would be able to obtain other sources of funding in such a circumstance, and therefore there is substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s audited consolidated financial statements for the fiscal year ended December 31, 2012, as included in this Form 10-K, contains an audit opinion from its independent public accounting firm which includes explanatory language related to going concern resulting from the uncertainty of the payment of dividends from its subsidiary to fund the Company’s ongoing operations and obligations.

Hallwood Financial Proposal. On November 6, 2012, the Company received a proposal from Hallwood Financial to acquire all of the outstanding shares of common stock of the Company that it does not beneficially own at a cash purchase price of $10.00 per share. Hallwood Financial, a private limited company organized under the laws of the British Virgin Islands, is controlled by the Company’s Chief Executive Officer and members of his family. Hallwood Financial owns 1,001,575, or 65.7%, of the outstanding shares of the Company.

On November 7, 2012 at the Company’s regularly scheduled board of directors meeting, a special committee, consisting of its independent directors, was formed to consider and negotiate the proposal and to make a recommendation to the full board of directors. The special committee is empowered to retain its own independent legal and financial advisors to assist in its review and negotiation of the proposed transaction. The Company’s shares trade on the NYSE MKT stock exchange under the symbol of HWG and closed on November 5, 2012 (the day prior to the receipt of the offer) at $6.00 per share. The Company’s shares closed on March 25, 2013 at $9.43 per share.

In November 2012, the special committee retained its own independent legal representation. In December 2012, the special committee interviewed financial advisors and reviewed subsequent additional written presentations, and in January 2013, the special committee selected and engaged a financial advisor to assist in the review of the proposed transaction. The board of directors cautions the Company’s shareholders and others considering trading in its securities that it has only received the proposal and that no decision has been made with respect to the Company’s response to the proposal. There can be no assurance that any offer will be accepted, that any agreement will be executed or that the transaction contemplated in the proposal or any other transaction will be approved or consummated. The Company does not anticipate making any further public statements about this matter or the activities of the special committee unless and until either it enters into a definitive agreement for a transaction or the special committee determines that no such transaction will be effected.

Textile Products. In the three years ended December 31, 2012, the Company derived all of its operating revenues from the textile activities of its Brookwood subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, costs, availability of supplies, its response to competition and its ability to generate new markets and products.

While Brookwood has enjoyed substantial revenues from its military business, there is no assurance that such revenues will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend management believes will continue. In recent years, orders from the military for goods generally were significantly affected by the activity of the U.S. military. If this activity changes, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales were $68,091,000, $73,906,000 and $114,266,000 in 2012, 2011 and 2010, respectively, which represented 52.2%, 53.0% and 67.9% of Brookwood’s sales. Military sales were 7.9% lower in 2012 and 35.3% lower in 2011 from the respective previous years.

From time to time, the military limits orders for existing products and adopts revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. The U.S. government released orders in recent years that include Brookwood’s products, which resulted in significant military sales. Changes in specifications, procurement entity budgets, or orders present a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications, budgetary and production requirements. Brookwood has regularly conducted research and development on various processes and products intended to comply with the revised specifications and it participates in the bidding process for new military products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. A provision of U.S. federal law, known as the Berry Amendment, generally requires the Department of Defense to give preference in procurement to domestically produced products, including textiles. Brookwood’s sales of products to the U.S. military market are highly dependent upon the continuing application and enforcement of the Berry Amendment by the U.S. government. In addition, the U.S. government is releasing contracts for shorter periods than in the past. Management acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sales trends.

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

The textile products business is not interdependent with the Company’s other business operations, if any. The Company does not guarantee the Brookwood bank facility and is not obligated to contribute additional capital. Conversely, Brookwood does not guarantee debts of the Company or any of the Company’s other subsidiaries and is not obligated to contribute additional capital to the Company beyond dividend payments and the tax sharing agreement.

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

Investments in Financial Instruments. In the first quarter of 2011, the Company opened an investment account with UBS AG, a global financial services firm and intended to transfer a significant portion of the cash it holds from time to time to the UBS account to be placed in various financial instruments and to borrow additional amounts from UBS to invest on a leveraged basis. As of March 25, 2013, no funds have been transferred into the UBS account and currently the Company does not intend to transfer funds into the UBS account.

Energy. For a discussion of the Company’s former energy activities, including the bankruptcy case, refer to the section of this Form 10-K entitled “Investments in Hallwood Energy”, which appears later in this Item 7.

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

The SEC requested that registrants identify critical accounting policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of their Forms 10-K. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of an entity’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following of its accounting policies fit this description:

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

Brookwood may receive instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory for delivery at a later date. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and identifies the inventory as separate from Brookwood’s inventory. Generally, a customer provides such instructions to accommodate its lack of available storage space for inventory. This practice is customary in the textile industry and with respect to certain Brookwood customers. In these cases, the Brookwood customer either dictates delivery dates at the time the order is placed or when the customer has not specified a fixed delivery date, the customer owns the goods and has asked Brookwood to keep them in its warehouse. For all of its “bill and hold” sales, Brookwood has no future obligations, the customer is billed when the product is ready for shipment and expected to pay under standard billing and credit terms, regardless of the actual delivery date, and the inventory is identified and unavailable for Brookwood’s use. The gross margins on the bill and hold sales held by Brookwood at the end of each of the three years ended December 31, 2012 were not material.

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

Impairment of Long-Lived Assets. Management reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Unforeseen events and changes in circumstances and market conditions could negatively affect the fair value of long-lived asset and result in an impairment charge. In the event such indicators exist for long-lived asset held for use, if undiscounted cash flows before interest charges are less than carrying value, the long-lived asset is written down to estimated fair value. For assets held for sale, these assets are carried at the lower of cost or estimated sales price less costs of sale. Fair value is the amount at which the long-lived asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques. Significant assumptions used in this process depend upon the nature of the long-lived asset, but would include an evaluation of the future business opportunities, sources of competition, advancement of technology and its impact on patents and processes and the level of expected operating expenses.

Inventories. Inventories at the Brookwood subsidiary are valued at the lower of cost (first-in, first-out or specific identification method) or market. Inventories are reviewed and adjusted for changes in market value based on assumptions related to past and future demand and overall market conditions. If actual demand and market conditions vary from those projected by management, adjustments to lower of cost or market value may be required. Inventory levels, usage and age are evaluated and inventories are adjusted to net realizable value on a quarterly basis.

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

The critical accounting policies listed are not intended to be a comprehensive list of all of Hallwood Group’s accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in the application of such accounting treatment. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result than those recorded and reported.

Presentation

The following discussion of Hallwood Group’s financial condition and results of operations is intended to provide information that will assist in understanding its financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect its financial statements.

Results of Operations

Hallwood Group reported a net loss of $17,943,000 for the year ended December 31, 2012, compared to a net loss of $6,331,000 for 2011 and net income of $9,880,000 for 2010. Revenue was $130,524,000 for 2012, $139,499,000 for 2011 and $168,354,000 for 2010. Operating income (loss) was $(18,410,000), $(9,009,000) and $16,156,000 in 2012, 2011 and 2010, respectively. The 2012 and 2011 results included litigation charges of $13,200,000 and $9,300,000, respectively, in connection with the Hallwood Energy litigation matters. Additionally, the results included costs and expenses incurred by the Company and Brookwood in the Hallwood Energy and Nextec litigation matters totaling $4,100,000, $4,291,000, and $4,551,000 in 2012, 2011, and 2010, respectively.

Revenues

Textile products sales of $130,524,000 in 2012 decreased by $8,975,000, or 6.4%, compared to $139,499,000 in 2011, which was a decrease of $28,855,000, or 17.1%, compared to $168,354,000 in 2010. The decreases were principally due to a decrease of $5,815,000 in 2012 and $40,360,000 in 2011, over prior year amounts, in sales of specialty fabric to U.S. military contractors as a result of reductions in orders from the military to Brookwood’s customers. Additionally, it is difficult to estimate any negative and adverse impact the sequestration and budget constraints of the federal government may have on Brookwood’s future military sales. Sales of products in the other market segments decreased $3,160,000 in 2012 and increased $11,505,000 in 2011, compared to prior year amounts.

Sales to Tennier accounted for more than 10% of Brookwood’s sales in 2012, 2011 and 2010. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $21,282,000, $13,916,000 and $51,637,000 in 2012, 2011 and 2010, respectively, which represented 16.3%. 10.0% and 30.7% of Brookwood’s sales, respectively.

Expenses

Textile products cost of sales of $112,192,000 decreased by $3,673,000, or 3.2%, in 2012 compared to $115,865,000 in 2011, which was a decrease of $10,016,000, or 8.0%, compared to $125,881,000 in 2010. The 2012 and 2011 decreases principally resulted from continuing material and labor costs notwithstanding lower sales volume, offset by changes in product mix and by an increase in royalty expense related to certain military products. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, royalties, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.

The gross profit margin was 14.0%, 16.9% and 25.2% in 2012, 2011 and 2010, respectively. The lower gross profit margin for 2012 and 2011 was attributed to the lower sales volume, changes in product mix and higher royalty costs, partially offset by manufacturing efficiencies such as reductions in material working loss.

Administrative and selling expenses were comprised of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Brookwood	$18,825	$17,999	$17,872
Company	4,717	5,344	8,445

Total	$23,542	$23,343	$26,317

Brookwood’s administrative and selling expenses of $18,825,000 for 2012 increased by $826,000, or 4.6%, from the 2011 amount of $17,999,000, which increased by $127,000, or 0.7%, from the 2010 amount of $17,872,000. The 2012 increase was primarily attributable to increases in salary and benefits of $327,000, an increase in professional fees, principally legal fees, of $283,000, and an increase in bad debt expense of $157,000, which were partially offset by a decrease in performance compensation $244,000. The 2011 increase was primarily attributable to an increase in professional services of $2,486,000, principally legal fees, partially offset by a decrease of $1,575,000 related to performance and other related payroll costs, reduced factor commissions of $127,000 and Kenyon flood cost, net of insurance recoveries, of $250,000. The textile products administrative and selling expenses include items such as payroll, professional fees, sales commissions, marketing, rent, insurance and travel. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development expenses were approximately $769,000 in 2012, $677,000 in 2011 and $936,000 in 2010.

Costs and expenses incurred by Brookwood in its ongoing defense of the Nextec litigation were $3,589,000, $3,346,000, and $420,000 in 2012, 2011, and 2010, respectively. The Court ruled from the bench on June 1, 2012 that, while Nextec’s patents were valid, Brookwood had not infringed any of the patents in the lawsuit. Nextec has since filed a notice of appeal to the United States Court of Appeals for the Federal Circuit; Brookwood subsequently filed a notice of cross-appeal. For a further discussion on the Nextec litigation, see Item 3 of this Form 10-K, “Legal Proceedings”.

The Company’s administrative expenses were $4,717,000 for 2012, compared to $5,344,000 for 2011, and $8,445,000 for 2010. The 2012 decrease of $627,000, or 11.7%, was primarily attributable to lower professional fees of $562,000, principally related to the Hallwood Energy litigation matters. The 2011 decrease of $3,101,000, or 36.7%, was primarily attributable to lower professional fees of $3,186,000, principally related to the Hallwood Energy litigation matters. The decline in professional fees is principally attributable to the December 2010 conclusion of the trial in the Adversary Proceeding and the reimbursement of previously expensed legal fees from the insurance carrier for the Company’s directors’ and officers’ liability insurance policy for costs related to the Hallwood Energy litigation matters. Costs and expenses incurred by the Company in the Hallwood Energy matters were $511,000, $945,000, and $4,131,000 in 2012, 2011, and 2010, respectively.

In 2012 and 2011, a litigation charge of $13,200,000 and $9,300,000, respectively, was recorded by the Company for the Hallwood Energy litigation matters, as discussed below.

On July 25, 2011, in connection with the Hallwood Energy litigation matters discussed in Item 3 of this Form 10-K, “Legal Proceedings”, the bankruptcy court issued Proposed Findings in the Adversary Proceeding. The court proposed that the United States District Court award damages against the Company totaling approximately $18,700,000 plus prejudgment and post judgment interest. On April 24, 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. Based upon the monetary damages (including prejudgment and postjudgment interest, legal fees and court costs) awarded in the Judgment, the Company, in consultation with the Company’s litigation counsel, recorded an additional charge of $13,200,000 at March 31, 2012 in its statement of operations and balance sheet as an accrual under Hallwood Energy matters – Litigation Reserve. Accordingly, the total reserve at March 31, 2012 for the Adversary Proceeding was $23,901,000. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. In addition, the Company will be required to pay certain attorneys’ fees incurred by the plaintiffs. At December 31, 2012, the litigation reserve for the Hallwood Energy Matters is $2,079,000. The parties settled the amount of court costs for approximately $101,000, which was paid in August 2012. While the Company will be required to pay some additional amount of money to the plaintiffs as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company, the amount and timing of that payment are currently unresolved and will be determined by the court. The plaintiffs have alleged that they are entitled to approximately $4,000,000 for attorney fees while the Company contends that they should only recover a small fraction of that amount. In addition, the Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. It is difficult to determine or even approximate when the Fifth Circuit Court of Appeals will rule on the Company’s appeal, but it will likely be several months, if not longer, until a ruling is issued. For a discussion of the risks associated with the Company’s ability to continue as a going concern, see Item 1A of this Form 10-K, “Risk Factors”.

Other Income (Expense)

Interest expense was comprised of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Brookwood	$166	$105	$267
Company	351	—	34

Total	$517	$105	$301

Brookwood’s interest expense principally related to its Working Capital Revolving Credit Facility until that credit facility was replaced with the New Revolving Credit Facility on March 30, 2012. The Company’s interest expense in 2010 related to amounts paid to tax agencies, whereas the interest expense in 2012 substantially relates to the HFL Loan.

Interest and other income was $2,000 in 2012, compared to $37,000 in 2011, and $10,000 in 2010. The 2012 decrease is due to reduced interest earned on lower average cash and cash equivalents balances between the two years. The 2011 increase is due to interest earned on cash and cash equivalents and marketable securities principally due to higher interest rates.

Income Taxes

Following is a schedule of income tax expense (benefit) (in thousands):

	Years Ended December 31,
	2012	2011	2010
Federal
Current	$(4,617)	$(623)	$4,578
Deferred	3,597	(2,569)	239

Sub-total	(1,020)	(3,192)	4,817

State
Current	68	416	740
Deferred	(30)	30	428

Sub-total	38	446	1,168

Total	$(982)	$(2,746)	$5,985

The income tax benefit for 2012 was due to the Judgment and related loss of $13,200,000 for the Hallwood Energy litigation matters, corporate administrative expenses, and operating loss from Brookwood, reduced by a valuation allowance against the Company’s deferred tax assets of $5,012,000.

The income tax benefit for 2011 was due to book losses associated with the loss reserve of $9,300,000 for the Hallwood Energy litigation matters, and corporate administrative expenses, partially offset by operating income from Brookwood.

The income tax expense for 2010 was principally due to the operating income from Brookwood, partially offset by corporate administrative expenses.

The statutory federal tax rate in 2012, 2011 and 2010 was 34%, 34% and 35%, respectively, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.

At December 31, 2012 and 2011, the net deferred tax asset was $4,000 and $3,571,000, respectively. The 2012 balance, before valuation allowance, was comprised principally of $4,482,000 related to the anticipated carryforward of the 2012 taxable loss to future periods and $528,000 of net temporary differences, including $707,000 related to loss reserves on litigation matters. Due to uncertainty related to taxable income to be reported in future periods (after consideration of historical results, current business trends, and other objectively verifiable information), the Company recorded an additional valuation allowance at December 31, 2012 for the deferred tax asset in the amount of $5,012,000. The Company anticipates that it will carryback a portion of its 2012 taxable loss to 2010 for a refund of $4,570,000 anticipated to be received in the 2013 second quarter. The 2011 balance was comprised of temporary differences, including $3,162,000 related to loss reserves on litigation matters and $1,088,000 associated with the Company’s investment in Hallwood Energy.

Related Party Transactions

Hallwood Investments Limited. The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), an entity associated with Mr. Anthony J. Gumbiner, the Company’s chairman, Chief Executive Officer and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000. The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services in Europe in connection with HIL’s services to the Company pursuant to the financial consulting agreement and for travel and related expenses between Europe and the Company’s locations in the United States and health insurance premiums.

A summary of the fees and expenses related to HIL and Mr. Gumbiner is detailed below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Consulting fees	$996	$996	$996
Interest expense on HFL Loan	349	—	—
Office space and administrative services	290	303	267
Travel and other expenses	100	187	203

Total	$1,735	$1,486	$1,466

In May 2012, to fund in part the payment of the Judgment, the Company entered into the HFL Loan with Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Gumbiner. The interest expense payable on the HFL Loan was $133,000 and $-0- at December 31, 2012 and 2011, respectively. See the section of this Item 7 entitled “Liquidity and Capital Resources” for more information.

In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. No such services were performed, nor compensation earned, in the three years ended December 31, 2012. The Company recognizes a proportionate share of such compensation and expenses, if any, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.

During the three years ended December 31, 2012, HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the Dallas office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the years ended December 31, 2012, 2011 and 2010, the HIL-related companies reimbursed the Company $115,000, $99,000 and $110,000, respectively, for such expenses.

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

Litigation. In connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. For a further discussion of these lawsuits, see Item 3 of this Form 10-K, “Legal Proceedings”.

Liquidity and Capital Resources

General. The Company, through its Brookwood subsidiary, principally operates in the textile products segment. The Company’s cash position decreased by $10,676,000 during 2012 to $193,000 as of December 31, 2012. The principal source of cash in 2012 was $12,182,000 provided by financing activities. The primary uses of cash in 2012 were $21,108,000 used in operations (which includes payments totaling $23,622,000 for the satisfaction of Hallwood Energy litigation matters, other than the plaintiff’s attorney fees in the Adversary Proceeding), and $1,750,000 for investments in property, plant and equipment principally at Brookwood. Additionally, the results included costs and expenses incurred by the Company and Brookwood in the Hallwood Energy and Nextec litigation matters totaling $4,100,000, $4,291,000, and $4,551,000 in 2012, 2011, and 2010, respectively.

The Company is dependent on fees, dividends, payments under a tax sharing agreement, and advances from Brookwood for its liquidity requirements. Brookwood’s ability to generate cash flow from operations will depend on its future performance, including the level and timing of military sales, and its ability to successfully implement business and growth strategies. Any failure to receive from Brookwood cash required by the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows and could substantially impair the Company’s ability to continue as a going concern.

The Company’s audited consolidated financial statements for the fiscal year ended December 31, 2012, as included in this Form 10-K, contains an audit opinion from its independent public accounting firm which includes explanatory language related to going concern resulting from the uncertainty of the payment of dividends from its subsidiary to fund the Company’s ongoing operations and obligations.

Impact of the Judgment and Dependency upon Brookwood for Dividends on the Company’s Liquidity. The Company and its subsidiaries are involved in a number of litigation matters and have spent significant amounts in professional fees in connection with the defense of its pending legal matters. As further discussed in Item 3 of this Form 10-K, “Legal Proceedings”, in connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. In July 2011, the court in the Adversary Proceeding issued Proposed Findings setting forth damages totaling approximately $18,700,000, plus prejudgment and postjudgment interest. In April 2012, the United States District Court substantially adopted the Proposed Findings. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest, in May 2012.

The Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. Additionally, the amount and timing of an award of plaintiff attorney fees are currently unresolved and will be determined by the court.

As a holding company, the Company is dependent on Brookwood to receive the cash necessary to fund its ongoing operations and its obligations. At December 31, 2012, the Company had approximately $193,000 of cash and cash equivalents. Any failure to receive from Brookwood cash required by the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows and could substantially impair the Company’s ability to continue as a going concern.

The Company does not currently have sufficient cash, directly or through Brookwood, to pay its operating costs at the holding company or the aforementioned HFL Loan, however on March 11, 2013, the promissory note associated with the HFL Loan was amended to primarily (i) extend the maturity date of the HFL Loan by two years until June 30, 2015 and (ii) provide for an additional advance of $300,000 under the promissory note, resulting in an outstanding balance of $9,047,000.

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

Additionally, any payment of a dividend or advance by Brookwood to the Company is dependent on a number of other factors including compliance with the loan covenants in the New Revolving Credit Facility with

BB&T, the approval of Brookwood’s board of directors, Brookwood’s ability to meet the requirements of the Delaware corporate laws for payment of dividends, and compliance with other applicable laws and requirements. As a result, no assurance can be given that these amounts will be available when needed or required.

The aforementioned circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

Textiles. Hallwood Group’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the military, consumer, industrial and medical markets. As previously discussed, Brookwood had a $25,000,000 Working Capital Revolving Credit Facility with Key Bank that was replaced by the $25,000,000 New Revolving Credit Facility with BB&T in March 2012, which has a maturity date of March 30, 2014. As of December 31, 2012, subject to the existing loan covenants, Brookwood had approximately $1,647,000 of additional borrowing availability under this facility, which was net of a standby letter of credit for $91,000.

In the years ended December 31, 2012, 2011 and 2010, Brookwood paid cash dividends to the Company of $11,350,000, $4,000,000 and $4,000,000, respectively. In addition, Brookwood made tax sharing payments to the Company of $472,000, $2,992,000 and $10,434,000, respectively, under its tax sharing agreement. In the 2013 first quarter, Brookwood made a dividend and tax sharing payments of $650,000 and $-0-, respectively. Future cash dividends and tax sharing payments are contingent upon Brookwood’s compliance with its loan covenants contained in the New Revolving Credit Facility.

Due to a decline in military sales for the 2011 first quarter, Brookwood was unable to meet a financial covenant of the Working Capital Revolving Credit Facility which required income before taxes of at least $1 in each quarter. Brookwood’s unaudited loss before taxes for the 2011 first quarter was $299,000. Accordingly, in May 2011 Brookwood requested and received a waiver from Key Bank for the income covenant. Brookwood noted an increased level of military orders in late March 2011 and into the subsequent 2011 periods and Brookwood reported income before taxes in excess of $1 in the 2011 second quarter, third quarter and fourth quarter, respectively, and was in compliance with its loan covenants for the 2011 remaining quarters. The New Revolving Credit Facility does not require this covenant.

The New Revolving Credit Facility, as amended August 24, 2012, requires Brookwood to satisfy certain financial covenants on the last day of each fiscal quarter, including maintaining:

(i)	ratio of total current assets to the sum of total current liabilities and the outstanding loan balance of not less than 1.40 to 1.00,

(ii)

a ratio of total liabilities to tangible net worth of not greater than 1.50 to 1.00. “Tangible net worth” is defined in the New Revolving Credit Facility as net worth, plus obligations contractually subordinated to debts owed to BB&T, minus goodwill, contract rights, and assets representing claims on stockholders or affiliated entities.

(iii)	a ratio of funded debt (as defined in the New Revolving Credit Facility)-to-EBITDA for the trailing four quarters of not greater than 4.00 to 1.00.

As of December 31, 2012 and for each of the quarterly periods during 2012, Brookwood was in compliance with loan covenants of the New Revolving Credit Facility.

Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be assigned for collection to the factor, subject to a commission and the factor’s prior approval. Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of March 25, 2013, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Brookwood continuously evaluates opportunities to reduce production costs and expand its manufacturing capacity and portfolio of products. Accordingly, Brookwood incurs capital expenditures to pursue such opportunities, as well as for environmental and safety compliance, building upgrades, energy efficiencies, and various strategic objectives. In the three years ended December 31, 2012, Brookwood met its capital expenditure and equipment maintenance requirements from its operating cash flows and availability under its former Working Capital Revolving Credit Facility and New Revolving Credit Facility. There were no material capital commitments as of December 31, 2012. It is anticipated that Brookwood’s future capital expenditure projects will be funded from operations and, if necessary, availability under its New Revolving Credit Facility. Brookwood estimates its 2013 capital expenditures will be within a range of $2,000,000 to $2,500,000.

HFL Loan. In May 2012, to fund in part the payment of the Judgment, the Company obtained the $10,000,000 HFL Loan from Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The HFL Loan is secured by a subordinated pledge of all of the stock of Brookwood and by the Company’s interest in the anticipated refunds of federal income taxes, which are approximately $4,570,000 that the Company expects to receive in the second quarter of 2013. In connection with the HFL Loan, the Company entered into the Intercreditor Agreement, as well as a Pledge and Security Agreement, effective May 9, 2012. The Intercreditor Agreement, among other things, subordinates any security interest or lien that Hallwood Family (BVI) L.P. may have in certain assets of the Company, including the stock of Brookwood, to BB&T. The HFL Loan bears interest at the rate of 6% per year, payable on a quarterly basis. The Company may prepay the HFL Loan at any time without penalty. The documents reflecting the HFL Loan contain representations, warranties and covenants that are typical for loans of this type. The outstanding balance on the HFL Loan was $8,747,000 at December 31, 2012.

On March 11, 2013, the promissory note associated with the HFL Loan was amended to primarily (i) extend the maturity date of the HFL Loan by two years until June 30, 2015 and (ii) provide for an additional advance of $300,000 under the promissory note, resulting in an outstanding balance of $9,047,000.

Contractual Obligations and Commercial Commitments

The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are set forth below as of December 31, 2012 (in thousands):

	Payments Due During the Years Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Contractual Obligations
New Revolving Credit Facility	$—	$5,330	$—	$—	$—	$—	$5,330
HFL Loan	—	—	8,747	—	—	—	8,747
Other loan payable	105	—	—	—	—	—	105
Operating leases	683	594	396	212	—	—	1,885

Total	$788	$5,924	$9,143	$212	$—	$—	$16,067

Interest costs associated with Brookwood’s New Revolving Credit Facility, which bears interest at variable rates, are not a material component of the Company’s consolidated expenses. Estimated interest payments, based on the principal balance as of December 31, 2012 and weighted average interest rates, assuming the renewal of the revolving credit facility, are $144,000, for each of the years ending December 31, 2013 through December 31, 2017, respectively. Estimated interest payments associated with the Company’s HFL Loan, based on the principal balance as of December 31, 2012, are approximately $525,000 per year.

Other Loan Payable. On July 31, 2012, the Company entered into a promissory note to finance $237,000 of premiums (net of a down payment of $27,000) related to certain insurance policies with premiums equal to a total of $264,000. The promissory note has an interest rate of 2.99%, requires nine equal monthly payments of approximately $27,000 beginning August 31, 2012, and will incur about $3,000 of finance charges, or interest, over the term until its maturity on April 30, 2013. The outstanding balance as of December 31, 2012 was $105,000.

Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Plan”) to incentivize employees of Brookwood to increase the value of Brookwood and to continue their employment with Brookwood. The terms of the 2005 Plan provide for a total award amount to participants equal to 15% of the net fair market value of all consideration received by the Company or its stockholders in a change of control transaction (as defined in the 2005 Plan and further explained below), in excess of the sum of the liquidation preference plus accrued but unpaid dividends on Brookwood’s Series A Preferred Stock (the “Preferred Stock”) ($14,061,000 at December 31, 2012). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of the cash dividends actually paid. The 2005 Plan generally defines a change of control transaction as a transaction that (i) is approved by the Company’s board of directors or by the holders of at least 50% of the Company’s voting capital stock then-entitled to vote generally in the election of directors, (ii) is a transaction in which either the Company or its stockholders receive consideration, and (iii) results in: (x) a change in beneficial ownership of the Company or Brookwood of at least 50% of the combined voting power of the Company’s or Brookwood’s then-outstanding stock then-entitled to vote generally in the election of directors, (y) the sale of all or substantially all of the assets of Brookwood, or (z) any other transaction that, in the discretion of the Company’s board of directors has substantially the same effect as the transactions specified in clauses (x) and (y), above. Pursuant to the terms of the 2005 Plan, certain transfers, generally among existing stockholders and their related parties, do not fall within the meaning of “change in control” under the 2005 Plan.

However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, in the aggregate and prior to the change of control transaction an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if certain members of Brookwood’s senior management do not have, in the aggregate and prior to a change of control transaction, an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000. As of March 25, 2013, no amounts have been accrued or paid under the 2005 plan.

Financial Covenants

Brookwood. The principal financial ratios required under Brookwood’s New Revolving Credit Facility, as amended, were as follows:

		Quarters Ended in 2012
Description	Requirement	Dec 31,	Sept 30,	June 30,	Mar 31,
Current ratio	must be greater than ratio of 1.40	2.66	2.35	2.53	3.17
Total liabilities to tangible net worth	must be less than ratio of 1.50	0.41	0.50	0.45	0.34
Total funded debt to EBITDA	must be less than ratio of 4.00 (a)	3.07	2.44	0.83	0.24

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

As of December 31, 2012 and for each of the quarterly periods during 2012, Brookwood was in compliance with loan covenants of the New Revolving Credit Facility. In order to maintain compliance with such covenants in the future, Brookwood may be required to limit aggregate borrowings under the New Revolving Credit Facility to less than $25,000,000 at the end of each fiscal quarter.

Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the loan covenants in the New Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $47,751,000 and $59,970,000 as of December 31, 2012 and 2011, respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

New Accounting Pronouncements

Accounting standard-setting organizations frequently issue new or revised accounting rules. Hallwood Group regularly reviews new pronouncements to determine their impact, if any, on Hallwood Group’s financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, which requires a more uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). This guidance also requires additional disclosure (a) for Level 3 fair value measurements including quantitative information about unobservable inputs used, a description of the valuation processes used by the entity and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (b) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use and the reason for the difference; (c) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (d) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. Hallwood Group adopted this guidance prospectively as of January 1, 2012, the beginning of the 2012 fiscal year. The adoption of this guidance did not require any material disclosure in the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income. This standard eliminates the previous option to present other comprehensive income and its components in the statement of changes in equity. It will require companies to report the total of comprehensive income including the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Hallwood Group adopted ASU 2011-05 in its annual financial statements for the year ended December 31, 2011. The adoption of ASU 2011-05 did not affect Hallwood Group’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-09 (“ASU 2011-09”), Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80), Disclosures about an Employer’s Participation in a Multiemployer Plan. This standard requires an employer that participates in multiemployer pension plans to provide additional quantitative and qualitative disclosures in order to provide users with more detailed information about the employer’s involvement in multiemployer pension plans. In addition, this standard also includes changes in the disclosures required for multiemployer plans that provide postretirement benefits other than pensions. ASU 2011-09 is effective with respect to Hallwood Group for the fiscal years ending after December 15, 2011. Hallwood Group adopted ASU 2011-09 in its annual financial statements for the year ended December 31, 2011. The adoption of ASU 2011-09 did not affect Hallwood Group’s financial position, results of operations or cash flows, although additional disclosures related to postretirement benefits have been included in the accompanying footnotes.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The Company’s consolidated financial statements, together with the report of independent registered public accounting firm, are included in Item 15 of this Form 10-K, “Exhibits and Financial Statement Schedules”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported in the manner and within the time period specified by law. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer, under the supervision and with the participation of management, performed an effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosures controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) of the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the registrant’s principal Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules and regulations promulgated by the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period (fourth fiscal quarter ending December 31, 2012) covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “ Proposal No. 1: Election of Director,” and “Procedures for Director Nominations” and such information is incorporated herein by reference. The Proxy Statement will be filed with the SEC and will be publicly available as of such filing. Additional information concerning the executive officers of the Company is included in Item 1 of this Form 10-K, “Executive Officers of the Company.”

The Company’s Code of Business Conduct and Ethics is publicly available on the Company’s Internet website at http://www.hallwood.com under the section entitled “Governance Policies.”

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

Information regarding ownership of certain of the Company’s outstanding securities is contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”, and such information is incorporated herein by reference. Information regarding equity compensation plans is contained in the Proxy Statement under the heading “Executive Compensation”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is contained in the Proxy Statement under the headings “Election of Director” and “Certain Relationships and Related Transactions,” and such information is incorporated herein by reference.

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

Included in Part II, Item 8 of this report are the following

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2012 and 2011

Consolidated Statements of Operations, Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss), Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows, Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

I. Condensed Financial Information of Registrant (Parent Company)

II. Valuation and Qualifying Accounts and Reserves

All other schedules are omitted since the required information is not applicable or is included in the consolidated financial statements or related notes.

3.	Exhibits.

(a)	Exhibits.

3.1

Second Restated Certificate of Incorporation, dated September 1, 1995 and related Certificates of Amendment to the Second Restated Certificate of Incorporation, dated May 12, 2004 and May 14, 2009, respectively, is incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2011, File No. 1-8303.

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

*10.2

Amended Tax-Favored Savings Plan Agreement of the Company, effective as of February 1, 1992, is incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

*10.3

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

*10.4

Financial Consulting Agreement, dated as of December 31, 1996, between the Company and Hallwood Investments Limited, formerly HSC Financial Corporation, is incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 1996, File No. 1-8303.

*10.5

Amendment to Financial Consulting Agreement, dated as of May 16, 2001, between the Company and Hallwood Investments Limited is incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 1-8303.

*10.6

Amendment to Financial Consulting Agreement, dated as of January 1, 2000, between the Company and Hallwood Investments Limited, is incorporated herein by refinance to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2000, File No. 1-8303.

10.7

Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of January 30, 2004, by and among Key Bank, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.

*10.8

Amendment to Financial Consulting Agreement, dated March 10, 2004, by and between the Company and Hallwood Investments Limited, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.

*10.9

Compensation Letter, dated May 11, 1998, between Brookwood Companies Incorporated and Amber M. Brookman is incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-8303.

*10.10

Amendment to Financial Consulting Agreement, dated March 9, 2005, by and between the Company and Hallwood Investments Limited, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 1-8303.

10.11

First Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2005, by and among Key Bank, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarter ended March 31, 2005, File No. 1-8303.

*10.12

The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated and Unit Agreement under the Plan between Amber M. Brookman and the Company, is incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company’s Form 8-K dated January 17, 2006, File No. 1-8303.

10.13

Second Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2006, by and among Key Bank, Brookwood Companies Incorporated and certain Subsidiaries, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2005, File No. 1-8303.

10.14

Third Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of December 12, 2007, by and among Key Bank, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 1-8303

*10.15	Change in compensation payable to Amber Brookman is incorporated herein by reference to Item 5.02 to the Company’s Form 8-K dated March 15, 2007, File No. 1-8303.

*10.16

First Amendment to The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated, dated June 19, 2007, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q for the period ended June 30, 2007, File No. 1-8303.

10.17

Fourth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of May 30, 2008, by and among Key Bank, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the period ended June 30, 2008, File No. 1-8303.

10.18

Fifth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of October 23, 2009, by and among Key Bank, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.26 to the Company’s Form 10-Q for the period ended September 30, 2009, File No. 1-8303.

10.19

Sixth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of September 30, 2010, by and among Key Bank, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the period ended September 30, 2010, File No. 1-8303.

10.20

Loan Agreement, dated as of March 30, 2012 by and among Branch Banking and Trust Company, Brookwood Companies Incorporated and certain of its subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2011, File No. 1-8303.

10.21

Promissory Note, dated as of May 9, 2012, by and among The Hallwood Group Incorporated and Hallwood Family (BVI), L.P., is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2012, File No. 1-8303.

10.22

Security Agreement, dated as of May 9, 2012, by and among The Hallwood Group Incorporated and Hallwood Family (BVI), L.P., is incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2012, File No. 1-8303.

10.23

First Amendment to the Loan Agreement, dated as of August 24, 2012, by and among Branch Banking and Trust Company, Brookwood Companies Incorporated and certain of its subsidiaries, is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 24, 2012, File No. 1-8303.

10.24

Subordination and Intercreditor Agreement, made as of August 21, 2012 and effective as of May 9, 2012, by and between Hallwood Family (BVI) L.P. and Branch Banking and Trust Company, is incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 24, 2012, File No. 1-8303.

10.25

Pledge and Security Agreement dated as of May 9, 2012 by and among The Hallwood Group Incorporated and Hallwood Family (BVI) L.P, is incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated August 24, 2012, File No. 1-8303.

10.26

Amendment and Extension of Promissory Note, dated as of March 11, 2013, by and among Hallwood Group Incorporated and Hallwood Family (BVI), L.P., is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 11, 2013, File No. 1-8303.

21	Active subsidiaries of the Registrant as of February 29, 2013, filed herewith.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Constitutes a compensation plan or agreement for executive officers
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
Richard Kelley
Vice President – Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of April 2013.

/s/ Richard Kelley (Richard Kelley)	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ Anthony J. Gumbiner (Anthony J. Gumbiner)	Chief Executive officer, Chairman of the Board and Director (Principal Executive Officer)

/s/ Charles A. Crocco, Jr. (Charles A. Crocco, Jr.)	Director

/s/ Amy H. Feldman (Amy H. Feldman)	Director

/s/ Michael R. Powers (Michael R. Powers)	Director

All other schedules are omitted since the required information is not applicable or is included in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Hallwood Group Incorporated

Dallas, Texas

We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company is dependent on its subsidiary to receive the cash necessary to fund its ongoing operations and obligations. It is uncertain whether the subsidiary will be able to make payment of dividends to its fund ongoing operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are discussed in Note 16 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

April 1, 2013

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$193	$10,869
Accounts receivable, net
Factors	15,199	17,487
Trade and other	4,145	8,174
Related parties	64	42
Inventories	25,066	24,980
Deferred income tax	441	4,788
Prepaids, deposits and other assets	716	934
Income taxes receivable/prepaid income taxes	4,832	1,027

	50,656	68,301
Noncurrent Assets
Property, plant and equipment, net	20,083	20,442
Other assets	231	162

	20,314	20,604

Total Assets	$70,970	$88,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,109	$8,941
Accrued expenses and other current liabilities	3,966	5,096
Payable – Hallwood Energy matters
Litigation reserve	2,079	9,300
Contingent additional investment in Hallwood Energy	—	3,201
Current portion of loans payable	105	—
Income taxes payable	—	10

	15,259	26,548
Noncurrent Liabilities
Long term portion of loans payable (includes $8,747 to related party)	14,077	2,000
Deferred income tax	437	1,217

	14,514	3,217

Total Liabilities	29,773	29,765

Contingencies and Commitments (Note 15)

Stockholders’ Equity
Common stock, $0.10 par value; authorized 10,000,000 shares; issued 2,396,105 shares for both periods; outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	2,661	20,604
Treasury stock, 870,939 shares for both periods; at cost	(13,404)	(13,404)

Total Stockholders’ Equity	41,197	59,140

Total Liabilities and Stockholders’ Equity	$70,970	$88,905

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues
Textile products sales	$130,524	$139,499	$168,354

Expenses
Textile products cost of sales	112,192	115,865	125,881
Administrative and selling expenses	23,542	23,343	26,317
Litigation charge – Hallwood Energy matters	13,200	9,300	—

	148,934	148,508	152,198

Operating income (loss)	(18,410)	(9,009)	16,156

Other Income (Expense)
Interest expense	(517)	(105)	(301)
Interest and other income	2	37	10

	(515)	(68)	(291)

Income (loss) before income taxes	(18,925)	(9,077)	15,865
Income tax expense (benefit)	(982)	(2,746)	5,985

Net Income (Loss)	$(17,943)	$(6,331)	$9,880

Net Income (Loss) Per Common Share
Basic	$(11.76)	$(4.15)	$6.48

Diluted	$(11.76)	$(4.15)	$6.48

Weighted Average Shares Outstanding
Basic	1,525	1,525	1,525

Diluted	1,525	1,525	1,525

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net Income (Loss)	$(17,943)	$(6,331)	$9,880

Other Comprehensive Income (Loss)
None	—	—	—

Comprehensive Income (Loss)	$(17,943)	$(6,331)	$9,880

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Par Value			Shares	Cost
Balance, January 1, 2010	2,396	$240	$51,700	$17,055	871	$(13,404)	$55,591
Net income				9,880	—	—	9,880

Balance, December 31, 2010	2,396	240	51,700	26,935	871	(13,404)	65,471
Net loss				(6,331)			(6,331)

Balance, December 31, 2011	2,396	240	51,700	20,604	871	(13,404)	59,140
Net loss				(17,943)			(17,943)

Balance, December 31, 2012	2,396	$240	$51,700	$2,661	871	$(13,404)	$41,197

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,943)	$(6,331)	$9,880
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Litigation charge – Hallwood Energy matters	13,200	9,300	—
Deferred tax expense (benefit)	3,567	(2,540)	667
Depreciation, amortization and impairment	2,275	2,471	2,263
Provision (recovery) for obsolete inventory	476	205	(184)
Provision (recovery) for doubtful accounts and factor dilution	127	(62)	(148)
Changes in assets and liabilities:
Payment of litigation judgment – Hallwood Energy matters	(23,622)	—	—
(Increase) decrease in inventories	(562)	(6,049)	4,640
(Increase) decrease in accounts receivable	6,168	(2,670)	15,387
Increase (decrease) in accounts payable	2	1,359	(6,525)
Increase (decrease) in accrued expenses and other current liabilities	(1,130)	(920)	(401)
Net change in other assets and liabilities	149	(249)	(87)
Net change in income taxes receivable/payable	(3,815)	49	(2,142)

Net cash provided by (used in) operating activities	(21,108)	(5,437)	23,350

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property, plant and equipment, net	(1,750)	(2,343)	(7,089)
Proceeds from redemption of short-term investments	—	7,500	340
Investments of short-term investments	—	(10)	(7,830)

Net cash provided by (used in) investing activities	(1,750)	5,147	(14,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	26,968	2,000	11,745
Repayments of revolving credit facilities	(23,638)	(2,000)	(16,195)
Proceeds from loans payable	10,237	—	—
Repayment of loans payable	(1,385)	—	—
Redemption of redeemable preferred stock	—	—	(1,000)

Net cash provided by (used in) financing activities	12,182	—	(5,450)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,676)	(290)	3,321
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,869	11,159	7,838

CASH AND CASH EQUIVALENTS, END OF YEAR	$193	$10,869	$11,159

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Significant Accounting Policies

The Hallwood Group Incorporated (the “Company”) (NYSE MKT: HWG), was incorporated in Delaware in 1981 and operates as a holding company. The Company operates its principal business in the textile products industry through its wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, the “Hallwood Group”).

Textile Products. Textile products operations are conducted through Brookwood. Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

Brookwood principally operates as a converter, finisher and laminator in the textile industry, which processes fabrics at its plants, located in Rhode Island and Connecticut, or by contracting with independent finishers. Brookwood is one of the largest coaters of woven nylons in the United States of America. Brookwood is known for its extensive, in-house expertise in high-tech fabric development and is a major supplier of specialty fabric to United States (“U.S.”) military contractors. Brookwood produces fabrics that meet standards and specifications set by both government and private industry, which are used by military, consumer and industrial customers. Brookwood has two principal subsidiaries at December 31, 2012:

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

Textile products operations accounted for all of Hallwood Group’s operating revenues in the three years ended December 31, 2012. See Note 5 for additional information on Brookwood.

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

Investments in Financial Instruments. In the first quarter of 2011, the Company opened an investment account with UBS AG, a global financial services firm and intended to transfer a significant portion of the cash it holds from time to time to the UBS account to be placed in various financial instruments and to borrow additional amounts from UBS to invest on a leveraged basis. As of March 25, 2013, no funds have been transferred into the UBS account and currently the Company does not intend to transfer funds into the UBS account.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant accounting policies, which are in accordance with accounting principles generally accepted in the United States of America, are as follows:

Principles of Consolidation

The Company fully consolidates all of its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s Brookwood subsidiary operates on a 5-4-4 week accounting cycle with its months ending on a Saturday for accounting purposes, while the Company operates on a traditional fiscal month accounting cycle. For purposes of the year-end financial statements, the Brookwood cycle always ends on December 31, however, its quarterly interim financial statements may not correspond to the Company’s fiscal quarter-end. In such cases, the notes to the interim condensed financial statements contain certain disclosures regarding sales and expenses for the intervening periods.

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

Brookwood may receive instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory for delivery at a later date. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and identifies the inventory as separate from Brookwood’s inventory. Generally, a customer provides such instructions to accommodate its lack of available storage space for inventory. This practice is customary in the textile industry and with respect to certain Brookwood customers. In these cases, the Brookwood customer either dictates delivery dates at the time the order is placed or when the customer has not specified a fixed delivery date, the customer owns the goods and has asked Brookwood to keep them in the warehouse. For all of its “bill and hold” sales, Brookwood has no future obligations, the customer is billed when the product is ready for shipment and expected to pay under standard billing and credit terms, regardless of the actual delivery date, and the inventory is identified and unavailable for Brookwood’s use. The gross margins on the bill and hold sales held by Brookwood at the end of each of the three years ended December 31, 2012 were not material.

Impairment of Long-Lived Assets.

Management reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Unforeseen events and changes in circumstances and market conditions could negatively affect the fair value of a long-lived asset and result in an impairment charge. In the event such indicators exist for a long-lived asset held for use, if undiscounted cash flows before interest charges are less than carrying value, the long-lived asset is written down to estimated fair value. For assets held for sale, these assets are carried at the lower of cost or estimated sales price less costs of sale. Fair value is the amount at which the long-lived asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques. Significant assumptions used in this process depend upon the nature

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the long-lived asset, but would include an evaluation of the future business opportunities, sources of competition, advancement of technology and its impact on patents and processes and the level of expected operating expenses.

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

Hallwood Group evaluated and determined that as of December 31, 2012 there were no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax years ended December 31, 2009 through 2012, the tax years which remain subject to examination by major tax jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

Inventories

Inventories at Brookwood are valued at the lower of cost (first-in, first-out or specific identification method) or market. Inventories are reviewed and adjusted for changes in market value based on assumptions related to past and future demand and worldwide and overall market conditions. If actual demand and market conditions vary from those projected by management, adjustments to lower of cost or market value may be required. Inventory levels, usage and age are evaluated and inventories are adjusted to net realizable value on a quarterly basis.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were approximately $769,000 in 2012, $677,000 in 2011 and $936,000 in 2010.

Other Comprehensive Income

Other comprehensive income items are revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are excluded from current period net income (loss) and reflected as a component of stockholders’ equity. Hallwood Group records a pro rata share of comprehensive income items reported by its investments accounted for using the equity method of accounting, if any. Comprehensive income (loss) equaled net income (loss) in each of the three years ended December 31, 2012.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk

The financial instruments of its wholly owned subsidiaries, principally Brookwood, which potentially subject Hallwood Group to concentration of credit risk, consist principally of accounts receivable. Brookwood grants credit to customers based on an evaluation of the customer’s financial condition. Exposure to losses on receivables is principally dependent on each customer’s financial condition. Brookwood controls its exposure to credit risks through credit approvals, credit limits, monitoring procedures and the use of factors.

Per Common Share Calculations

Basic income (loss) per common share was computed by dividing net income (loss) by the weighted average shares outstanding. Diluted income (loss) per common share was computed by dividing net income (loss) by the weighted average of shares and potential shares outstanding. The Company had no potential dilutive common shares to be considered in each of the three years ended December 31, 2012.

Liquidity

The Company, through its Brookwood subsidiary, principally operates in the textile products segment. The Company is dependent on fees, dividends, payments under a tax sharing agreement, and advances from Brookwood for its liquidity requirements. Brookwood’s ability to generate cash flow from operations will depend on its future performance, including the level and timing of its military sales, and its ability to successfully implement business and growth strategies. Hallwood Group’s performance will also be affected by the outcome of its litigation matters and prevailing economic conditions. Many of these factors are beyond Hallwood Group’s control. Refer to Note 16 for a further discussion of liquidity matters.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, which requires a more uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). This guidance also requires additional disclosure (a) for Level 3 fair value measurements including quantitative information about unobservable inputs used, a description of the valuation processes used by the entity and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (b) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use and the reason for the difference; (c) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (d) the disclosure of all transfers

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

between Level 1 and Level 2 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. Hallwood Group adopted this guidance prospectively as of January 1, 2012, the beginning of the 2012 fiscal year. The adoption of this guidance did not require any additional disclosure in the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income. This standard eliminates the previous option to present other comprehensive income and its components in the statement of changes in equity. It will require companies to report the total of comprehensive income including the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Hallwood Group adopted ASU 2011-05 in its annual financial statements for the year ended December 31, 2011. The adoption of ASU 2011-05 did not affect Hallwood Group’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-09 (“ASU 2011-09”), Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80), Disclosures about an Employer’s Participation in a Multiemployer Plan. This standard requires an employer that participates in multiemployer pension plans to provide additional quantitative and qualitative disclosures in order to provide users with more detailed information about the employer’s involvement in multiemployer pension plans. In addition, this standard also includes changes in the disclosures required for multiemployer plans that provide postretirement benefits other than pensions. ASU 2011-09 is effective with respect to Hallwood Group for the fiscal years ending after December 15, 2011. Hallwood Group adopted ASU 2011-09 in its annual financial statements for the year ended December 31, 2011. The adoption of ASU 2011-09 did not affect Hallwood Group’s financial position, results of operations or cash flows, although additional disclosures related to postretirement benefits have been included in the accompanying footnotes.

Note 2 – Cash and Cash Equivalents

Hallwood Group’s cash and cash equivalents consist of the following (in thousands):

	December 31, 2012
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents
Cash	$170	$—	$—	$170
Available for-sale-securities:
Money market funds	23	—	—	23

Total cash and cash equivalents	$193	$—	$—	$193

	December 31, 2011
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents
Cash	$5,621	$—	$—	$5,621
Available for-sale-securities:
Money market funds	5,248	—	—	5,248

Total cash and cash equivalents	$10,869	$—	$—	$10,869

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 – Inventories

All inventories relate to Brookwood. Inventories as of the balance sheet dates were comprised of the following (in thousands):

	December 31,
	2012	2011
Raw materials	$6,873	$7,727
Work in progress	4,401	5,796
Finished goods	13,792	11,457

Total	$25,066	$24,980

Note 4 – Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2012	2011
Machinery and office equipment and furniture	$31,421	$30,999
Buildings and improvements	11,826	11,620
Leasehold improvements	1,549	1,549
Construction in progress	3,654	2,366
Land	1,352	1,352

	49,802	45,886
Less: Accumulated depreciation	(29,719)	(27,444)

Total	$20,083	$20,442

During 2012, 2011 and 2010, Hallwood Group, wrote off $-0-, $17,000 and $52,000, respectively, of fully depreciated assets.

Depreciation and amortization expense for each of the three years ended December 31, 2012 was $2,275,000, $2,471,000 and $2,263,000, respectively.

Note 5 – Operations of Brookwood Companies Incorporated

Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be assigned for collection to the factor, subject to a commission and the factor’s prior approval. Commissions paid to factors were approximately $605,000, $591,000 and $718,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Factored receivables were $15,199,000 and $17,487,000 at December 31, 2012 and 2011, which were net of a returned goods dilution allowance of $174,000 and $63,000, respectively.

Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of March 25, 2013, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Trade receivables were $3,980,000 and $8,031,000 at December 31, 2012 and 2011, which were net of an allowance for doubtful accounts of $134,000 and $118,000, respectively. The trade receivable balance at

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 included approximately $1,643,000, which was the balance remaining related to fabric sold in two products to a Brookwood customer that supplies the U.S. military for which payment had been delayed due to a pending compliance issue (see also Note 15). Resolution with the procurement entity was reached in the 2011 fourth quarter, and Brookwood received payment at full value of $1,643,000 in January 2012.

Sales Concentration. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in 2012, 2011 and 2010. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $21,282,000, $13,916,000 and $51,637,000 in 2012, 2011 and 2010, respectively, which represented 16.3%, 10.0% and 30.7% of Brookwood’s sales.

Military sales were $68,091,000, $73,906,000 and $114,266,000 in 2012, 2011 and 2010, respectively, which represented 52.2%, 53.0% and 67.9% of Brookwood’s sales. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract.

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

Research and Development. Research and development expenses were approximately $769,000 in 2012, $677,000 in 2011 and $936,000 in 2010.

Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At December 31, 2012, cumulative dividends in arrears on the preferred stock amounted to approximately $561,000.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Plan”) to incentivize employees of Brookwood to increase the value of Brookwood and to continue their employment with Brookwood. The terms of the 2005 Plan provide for a total award amount to participants equal to 15% of the net fair market value of all consideration received by the Company or its stockholders in a change of control transaction (as defined in the 2005 Plan and further explained below), in excess of the sum of the liquidation preference plus accrued but unpaid dividends on Brookwood’s Series A Preferred Stock (the “Preferred Stock”) ($14,061,000 at December 31, 2012). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of the cash dividends actually paid. The 2005 Plan generally defines a change of control transaction as a transaction that (i) is approved by the Company’s board of directors or by the holders of at least 50% of the Company’s voting capital stock then-entitled to vote generally in the election of directors, (ii) is a transaction in which either the

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company or its stockholders receive consideration, and (iii) results in: (x) a change in beneficial ownership of the Company or Brookwood of at least 50% of the combined voting power of the Company’s or Brookwood’s then-outstanding stock then-entitled to vote generally in the election of directors, (y) the sale of all or substantially all of the assets of Brookwood, or (z) any other transaction that, in the discretion of the Company’s board of directors has substantially the same effect as the transactions specified in clauses (x) and (y), above. Pursuant to the terms of the 2005 Plan, certain transfers, generally among existing stockholders and their related parties, do not fall within the meaning of “change in control” under the 2005 Plan.

However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, in the aggregate and prior to the change of control transaction an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if certain members of Brookwood’s senior management do not have, in the aggregate and prior to a change of control transaction, an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000. As of March 25, 2013, no amounts have been accrued or paid under the 2005 plan.

Note 6 – Investments in Hallwood Energy, L.P.

Prior to October 29, 2009, the Company held an investment in Hallwood Energy, L.P. (“Hallwood Energy”) and Hallwood Energy Management, LLC, its general partner (“HEM”). Hallwood Energy was a privately held independent oil and gas limited partnership that operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. The Company accounted for the investment in Hallwood Energy using the equity method of accounting. Certain of the Company’s officers and directors were investors in Hallwood Energy.

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

In October 2009, the Bankruptcy Court confirmed a plan of reorganization of the debtors that, among other things, extinguished Hallwood Energy’s general partnership and limited partnership interests, including those held by the Company. In addition, certain interests were subordinated to recovery in favor of Hall Phoenix/Inwood, Ltd (“HPI”), the secured lender to and an investor in Hallwood Energy.

Litigation. As further discussed in Note 15, in connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. One of the lawsuits involved an acquisition and farmout agreement entered into between Hallwood Energy and FEI Shale, L.P., a subsidiary of Talisman Energy, Inc. in June 2008 and a related equity support agreement executed by the Company (the “Adversary Proceeding”). In July 2011, the court in the Adversary Proceeding issued Proposed Findings (as hereinafter defined) setting forth damages totaling approximately $18,700,000, plus prejudgment and postjudgment interest. In April 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest in May 2012. The Company is in the

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. Additionally, the amount and timing of an award of plaintiff attorney fees are currently unresolved and will be determined by the court. Certain other lawsuits have been settled.

Note 7 – Loans Payable

Loans payable at the balance sheet dates were as follows (in thousands):

	December 31,
	2012	2011
New Revolving Credit Facility; due March 2014	$5,330	$—
Working Capital Revolving Credit Facility; repaid April 2012	—	2,000
HFL Loan; due June 2015	8,747	—
Other loan payable; due April 2013	105	—

Total	14,182	2,000
Current portion	(105)	—

Noncurrent portion	$14,077	$2,000

Working Capital Revolving Credit Facility. The Company’s Brookwood subsidiary had a revolving credit facility in an amount up to $25,000,000 with Key Bank National Association (“Key Bank”) (the Working Capital Revolving Credit Facility). Borrowings were collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The interest rate was a blended rate of 1.78% at December 31, 2011. The outstanding balance was $2,000,000 at December 31, 2011. The loan was repaid in April 2012 with proceeds from the New Revolving Credit Facility (discussed below).

In October 2009, Brookwood entered into an amendment to this facility to extend the term to January 31, 2011, with an increase in the interest rate, at Brookwood’s option, of Key Bank’s Base Rate, typically Prime Rate, + 1.25% or LIBOR + 2.75%. Previously, the facility had a maturity date of January 31, 2010 and an interest rate, at Brookwood’s option, of Prime, or LIBOR + 1.25% – 1.75%. In September 2010, Brookwood entered into an amendment to this facility, to extend the term to January 31, 2014. The interest rate payable on the facility was dependent on the leverage ratio, as defined, and could vary from LIBOR + 1.50% – 2.00% and Key Bank’s Base Rate, typically prime rate + 0.50% – 1.00%, at Brookwood’s option. The principal amount of $25,000,000 and the loan covenants were not changed.

Loan Covenants of Working Capital Revolving Credit Facility. The Working Capital Revolving Credit Facility contained various loan covenants including a covenant that provided for a maximum total debt to tangible net worth ratio of 1.50; a covenant that Brookwood shall maintain a quarterly minimum income before taxes of not less than one dollar; and a covenant that provided for a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, for the trailing four quarters, of not greater than 2.00 to be calculated on a quarterly basis.

Brookwood was in compliance with its principal loan covenants on its former Working Capital Revolving Credit Facility as of December 31, 2011 and 2010 and for all interim periods, except one as discussed below, during those years.

Due to a decline in military sales for the 2011 first quarter, Brookwood was unable to meet a financial covenant of the Working Capital Revolving Credit Facility which required income before taxes of at least $1 in each quarter. Brookwood’s unaudited loss before taxes for the 2011 first quarter was $299,000. Accordingly, in

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

May 2011, Brookwood requested and received a waiver from Key Bank for the income covenant for the 2011 first quarter. Brookwood received an increased level of military orders in late March 2011 and into the subsequent 2011 periods, and reported income before taxes in the 2011 second quarter, third quarter and fourth quarter, respectively, and was in compliance with its loan covenants for the three remaining 2011 quarters. The New Revolving Credit Facility, discussed below, does not require this covenant.

New Revolving Credit Facility entered into in March 2012. On March 30, 2012, Brookwood and its subsidiaries entered into a loan agreement by and among Brookwood, its subsidiaries and Branch Banking and Trust Company (“BB&T”) (the “New Revolving Credit Facility”). The New Revolving Credit Facility replaced the Working Capital Revolving Credit Facility with Key Bank.

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

The loan agreement (prior to the amendment in August 2012 discussed below) required Brookwood to satisfy certain financial covenants on the last day of each fiscal quarter, including maintaining: (i) a ratio of total current assets to the sum of total current liabilities and the outstanding loan balance of not less than 1.40 to 1.00; (ii) a ratio of total liabilities to tangible net worth of not greater than 1.50 to 1.00, and (iii) a ratio of funded debt (as defined) to EBITDA (earnings before interest, taxes, depreciation and amortization) for the trailing four quarters of not greater than 2.75 to 1.00.

On August 24, 2012, the New Revolving Credit Facility was amended to (i) modify the funded debt-to-EBITDA loan covenant to 4.00 to 1.00 from its previous requirement of 2.75 to 1.00, providing greater borrowing capacity for Brookwood, (ii) modify the covenant regarding declaration or payment of discretionary and other dividends by Brookwood to the Company, and (iii) modify the pricing grid for the applicable margin with respect to the LIBOR interest rate and unused line fees. Brookwood paid a fee of $31,250, or 12.5 basis points, to BB&T in consideration for the amendment.

The interest rate payable on the New Revolving Credit Facility, as amended, is dependent on a leverage ratio (as defined in the New Revolving Credit Facility) and can vary from LIBOR plus 1.00% to 3.00%, as long as BB&T continues to be one of Brookwood’s primary factoring service providers. If at anytime BB&T is not one of Brookwood’s primary factoring service providers, then Brookwood will pay a one-time fee in the amount of $62,500 and the interest rates will be increased by 0.50%. The interest rate on the facility was 2.21% at December 31, 2012.

The terms of the New Revolving Credit Facility, as amended, provide that the facility may be used for refinancing existing indebtedness, providing for working capital and financing ongoing operations and capital expenditures.

The New Revolving Credit Facility, as amended, contains customary representations, warranties and affirmative covenants on behalf of Brookwood and also contains negative covenants which, among other things, prohibit Brookwood from any of the following (without obtaining prior BB&T written consent and with certain

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exceptions): (i) permitting liens (other than customary liens) to exist on any of its properties; (ii) incurring other debt other than accounts payable to trade creditors incurred in the ordinary course of business and factors; (iii) making capital expenditures in excess of $5,000,000 in any year; (iv) purchasing substantially all of the assets of another entity; (v) entering into new leases except operating leases for machinery and equipment that do not in the aggregate require payments in excess of $250,000 in any year and real estate leases in the ordinary course of business; (vi) paying dividends, or acquiring any of its stock, other than described below in Payments of Dividends; (vii) making loans or advances to, or guaranties for the benefit of, any person; and (viii) disposing of its assets or properties except in the ordinary course of its business.

Loan Covenants of the New Revolving Credit Facility. The New Revolving Credit Facility, as amended, requires Brookwood to satisfy certain financial covenants on the last day of each fiscal quarter, including maintaining:

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

(iii)	a ratio of funded debt (as defined in the New Revolving Credit Facility)-to-EBITDA for the trailing four quarters of not greater than 4.00 to 1.00.

During the year ended December 31, 2012, Brookwood repaid a portion of its borrowings under the New Revolving Credit Facility and the outstanding balance was $5,330,000 at December 31, 2012. As of December 31, 2012, subject to the existing loan covenants, Brookwood had approximately $1,647,000 of additional borrowing availability under this facility, which was net of a standby letter of credit for $91,000.

As of December 31, 2012 and for each of the quarterly periods during 2012, Brookwood was in compliance with loan covenants of the New Revolving Credit Facility.

Payments of Dividends. During the term of the Working Capital Revolving Credit Facility, Brookwood submitted a quarterly loan compliance certificate to Key Bank and concurrently requested the bank’s consent to pay cash dividends and tax sharing payments to the Company. Brookwood paid to the Company dividends of $1,000,000 in February 2012 and $4,000,000 in each of the years ended December 31, 2011 and 2010.

In May 2012, following the Company’s request for additional dividends, Brookwood requested BB&T to approve two dividends for a total amount of $9,000,000 (including the previously mentioned $8,000,000 dividend that the Company used in part to satisfy the Judgment in the Adversary Proceeding). BB&T consented to the dividends, which were paid to the Company in May 2012.

The August 24, 2012 amendment provides that cash dividends or advances to the Company may be made provided no event of default has occurred or would result from any such payment. Brookwood may pay to the Company (a) periodic payments for tax sharing obligations, (b) discretionary dividends in an aggregate amount not to exceed 50% of Brookwood’s net income for the fiscal year with respect to which such dividends are made, and (c) other dividends or distributions in an aggregate amount not to exceed $15,000,000 (of which, as of March 25, 2013, a total of $11,000,000 has been utilized with an $8,000,000 dividend in May 2012 and the reclassification of the $3,000,000 of discretionary dividends attributable to 2012 due to Brookwood’s financial results for 2012). Any future payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brookwood paid dividends to the Company of $1,000,000 in August 2012, $350,000 in December 2012 and $650,000 in January 2013.

Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the New Revolving Credit Facility loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $47,751,000 and $59,970,000 at December 31, 2012 and 2011, respectively.

HFL Loan. In May 2012, to fund in part the payment of the Judgment, the Company borrowed $10,000,000 from Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder (the “HFL Loan”). The HFL Loan is secured by a subordinated pledge of all of the stock of Brookwood and by the Company’s interest in the anticipated refunds of federal income taxes, which are approximately $4,570,000 that the Company expects to receive in 2013. In connection with the HFL Loan, a Pledge and Security Agreement and a Subordination and Intercreditor Agreement (“Intercreditor Agreement”) were entered into and effective May 9, 2012. The Intercreditor Agreement, among other things, subordinates any security interest or lien that Hallwood Family (BVI) L.P. may have in certain assets of the Company, including the stock of Brookwood, to BB&T. The HFL Loan bears interest at the rate of 6% per year, payable on a quarterly basis. The Company may prepay the HFL Loan at any time without penalty. The documents reflecting the HFL Loan contain representations, warranties and covenants that are typical for loans of this type. The outstanding balance on the HFL Loan was $8,747,000 at December 31, 2012.

On March 11, 2013, the promissory note associated with the HFL Loan was amended to primarily (i) extend the maturity date of the HFL Loan by two years until June 30, 2015 and (ii) provide for an additional advance of $300,000 under the promissory note, resulting in an outstanding balance of $9,047,000.

Other Loan Payable. On July 31, 2012, the Company entered into a promissory note to finance $237,000 of premiums (net of a down payment of $27,000) related to certain insurance policies with premiums equal to a total of $264,000. The promissory note has an interest rate of 2.99%, requires nine equal monthly payments of approximately $27,000 beginning August 31, 2012, and will incur about $3,000 of finance charges, or interest, over the term until its maturity on April 30, 2013. The outstanding balance as of December 31, 2012 was $105,000.

Schedule of Maturities. Maturities of loans payable for the next five years and thereafter are presented below (in thousands):

Years Ending December 31,	Amount
2013	$105
2014	5,330
2015	8,747

Total	$14,182

Note 8 – Redeemable Preferred Stock

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

Note 9 – Stockholders’ Equity

Common Stock. Under its Second Restated Certificate of Incorporation, the Company is authorized to issue 10,000,000 shares of common stock. The Company has issued 2,396,105 common shares as of December 31, 2012. No new common shares have been issued during the three years ended December 31, 2012.

Preferred Stock. Under its Second Restated Certificate of Incorporation, the Company is authorized to issue 500,000 shares of preferred stock, par value $0.10 per share, and did issue 250,000 shares of redeemable Series B Preferred Stock, which were redeemed in July 2010.

Treasury Stock. No treasury stock transactions occurred during the three years ended December 31, 2012.

Note 10 – Income Taxes

Following is a schedule of the income tax expense (benefit) (in thousands):

	Years Ended December 31,
	2012	2011	2010
Federal
Current	$(4,617)	$(623)	$4,578
Deferred	3,597	(2,569)	239

Sub-total	(1,020)	(3,192)	4,817

State
Current	68	416	740
Deferred	(30)	30	428

Sub-total	38	446	1,168

Total	$(982)	$(2,746)	$5,985

Reconciliations of the expected tax expense (benefit) at the statutory tax rate to the recorded tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Expected tax expense (benefit) at the statutory tax rate	$(6,434)	$(3,086)	$5,553
State taxes	25	289	512
Permanent items	462	50	(424)
Other	(47)	1	(52)
Increase in deferred tax asset valuation allowance	5,012	—	396

Recorded tax expense (benefit)	$(982)	$(2,746)	$5,985

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net deferred tax asset for the Company was $4,000 and $3,571,000 at December 31, 2012 and 2011, respectively.

At December 31, 2012, the deferred tax asset, before valuation allowance, was comprised principally of $4,482,000 related to the anticipated carryforward of the 2012 taxable loss to future periods and $528,000 of net temporary differences, including $707,000 related to loss reserves on litigation matters. Due to uncertainty related to taxable income to be reported in future periods (after consideration of historical results, current business trends, and other objectively verifiable information), the Company recorded an additional valuation allowance at December 31, 2012 for the deferred tax asset in the amount of $5,012,000. The Company anticipates that it will carryback a portion of its 2012 taxable loss to 2010 for a refund of $4,570,000 anticipated to be received in the 2013 second quarter.

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

The Company had a federal income tax receivable of $4,570,000 and $821,000 at December 31, 2012 and 2011, respectively, and net state taxes receivable of $262,000 and $195,000 at December 31, 2012 and 2011, respectively. The 2012 federal income tax receivable is principally due to the carryback of the 2012 federal net operating loss to 2010. The 2011 federal income tax receivable is principally due to the carryback of the 2011 federal net operating loss to 2009, which was received in the 2012 third quarter.

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The Company’s net deferred tax asset consisted of the following deferred tax assets and liabilities (in thousands):

	Deferred Tax Asset, Net
	December 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforward	$4,482	$—	$—	$—
Equity in earnings of Hallwood Energy	—	—	1,088	—
Reserves recorded for financial statement purposes and not for tax purposes	1,791	—	4,063	—
Tax credits – state	402	—	396	—
Other	47	—	3
Fixed assets	—	1,310	—	1,577

Deferred tax assets and liabilities	6,722	$1,310	5,547	$1,580

Less: Deferred tax liabilities	(1,310)		(1,580)

	5,412		3,967
Less: Valuation allowance	(5,408)		(396)

Deferred tax asset, net	$4		$3,571

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 – Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

	Years Ended December 31,
	2012	2011	2010
Supplemental schedule of non-cash investing and financing activities.
Accrued capital expenditures in accounts payable and accrued expenses Amount at year end	$296	$130	$544

Supplemental disclosures of cash payments.
Income taxes paid (refunded)	$(732)	$(249)	$7,476

Interest paid	$318	$85	$297

Note 12 – Computation of Income (Loss) Per Common Share

The following table reconciles weighted average shares outstanding from basic to diluted and reconciles net income (loss) used in the computation of income (loss) per share for the basic and diluted methods (in thousands):

	Years Ended December 31,
	2012	2011	2010
Weighted Average Shares Outstanding
Basic and diluted	1,525	1,525	1,525

Net Income (Loss)
Basic and diluted	$(17,943)	$(6,331)	$9,880

No shares were excluded from the calculation of diluted earnings per share.

Note 13 – Fair Value of Financial Instruments

The following table summarizes the valuation of the Company’s financial instruments based upon the inputs used to measure fair value in the three levels of the fair value hierarchy as of December 31, 2012 and 2011.

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities

•	Level 2 – Quoted prices for similar assets or liabilities in active markets or inputs that are observable;

•	Level 3 – Inputs that are unobservable.

	December 31, 2012
	Level 1	Level 2	Level 3
Cash Equivalents
Money market funds	$23	$—	$—

	December 31, 2011
	Level 1	Level 2	Level 3
Cash Equivalents
Money market funds	$5,248	$—	$—

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

Management reviewed the carrying value of its loans and notes payable in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Management determined that the estimated fair value of the loans and notes payable (all of which are classified as Level 2) would be approximately $14,182,000 and $2,022,000 at December 31, 2012 and 2011, compared to the carrying value of $14,182,000 and $2,000,000, respectively.

The fair value information presented as of December 31, 2012 and 2011 is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

Note 14 – Related Party Transactions

Hallwood Investments Limited. The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), an entity associated with Mr. Anthony J. Gumbiner, the Company’s chairman, Chief Executive Officer and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000. The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services in Europe in connection with HIL’s services to the Company pursuant to the financial consulting contract and for travel and related expenses between Europe and the Company’s locations in the United States and health insurance premiums.

A summary of the fees and expenses related to HIL and Mr. Gumbiner is detailed below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Consulting fees	$996	$996	$996
Interest expense on HFL Loan	349	—	—
Office space and administrative services	290	303	267
Travel and other expenses	100	187	203

Total	$1,735	$1,486	$1,466

In May 2012, to fund in part the payment of the Judgment, the Company entered into the HFL Loan with Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Gumbiner. The interest expense payable on the HFL Loan was $133,000 and $-0- at December 31, 2012 and 2011, respectively. See Note 7 for more information.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. No such services were performed, nor compensation earned, in the three years ended December 31, 2012. The Company recognizes a proportionate share of such compensation and expenses, if any, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.

During the three years ended December 31, 2012, HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the Dallas office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the years ended December 31, 2012, 2011 and 2010, the HIL-related companies reimbursed the Company $115,000, $99,000 and $110,000, respectively, for such expenses.

Note 15 – Litigation, Contingencies and Commitments

Litigation. From time to time, the Company, its subsidiaries, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions in which it or its affiliated entities participated. Although the Company does not believe that the results of any of these matters are likely to have a material adverse effect on its financial position, results of operations or cash flows, except as described below, it is possible that any of the matters could result in material liability. Hallwood Group has spent significant amounts in professional fees and other associated costs in connection with these matters, and it expenses professional fees and other costs associated with litigation matters as incurred.

In July 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that Brookwood infringed five United States patents pertaining to internally-coated webs. In October 2007, The Hallwood Group Incorporated was dismissed from the lawsuit. Nextec later added additional patents to the lawsuit. After a number of motions, only two patents remained in the action and were being asserted against the process and machine for making defendants’ Agility Storm-Tec X-Treme and Eclipse Storm-Tec X-Treme fabrics, which constitute two levels of the Military’s Extended Cold Weather Clothing System. Nextec was seeking a permanent injunction as well as damages in an amount to be determined at trial. After a five week trial that ended on June 1, 2012, the Court ruled from the bench that, while Nextec’s patents were valid, Brookwood had not infringed any of the patents in the lawsuit. On July 20, 2012, Nextec filed a motion requesting that the Court either correct/amend its finding of non-infringement or grant a new trial, which the Court subsequently denied. The Court’s Order and Final Judgment was issued June 21, 2012. Nextec has since filed a notice of appeal to the United States Court of Appeals for the Federal Circuit and submitted its appeal brief on January 28, 2013. Brookwood subsequently filed a notice of cross-appeal and will file its brief on or before May 3, 2013. Separately, and prior to trial, Brookwood filed requests for reexamination by the United States Patent and Trademark Office of the remaining patent claims at issue in the litigation. The United States Patent and Trademark Office granted the reexamination requests and issued first office actions rejecting all the reexamined patent claims as unpatentable over the prior art of record. With respect to one of the patents, the Patent Office has since received Nextec’s responsive arguments and subsequently issued a reexamination certificate. With respect to the second patent, the Patent Office has since received Nextec’s responsive arguments and has issued a final rejection to that patent. Nextec will have an opportunity to appeal any final decision by the Patent Office.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Adversary Proceeding. On March 30, 2009, Hallwood Energy filed an adversary proceeding against the Company seeking a judgment for $3,200,000. The case was originally styled as Hallwood Energy, L.P. v. The Hallwood Group Incorporated, Adversary No. 09-03082, and was brought in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. This dispute arose in connection with an Acquisition and Farmout Agreement entered into between Hallwood Energy and FEI Shale, L.P. (“FEI”), a subsidiary of Talisman Energy, Inc., in June 2008, The Company and Hallwood Energy entered into an equity support agreement (the “Equity Support Agreement”) dated June 9, 2008 under which the Company agreed, under certain conditions, to contribute to Hallwood Energy up to $12,500,000, in consideration for which the Company would receive equity or debt securities of Hallwood Energy. As of February 25, 2009, the Company had contributed $9,300,000 to Hallwood Energy pursuant to the Equity Support Agreement. On that date, Hallwood Energy demanded that the Company fund the $3,200,000, which the Company did not do.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As a result of Proposed Findings, taking into consideration the Company’s objections to the Proposed Findings, the Company recorded a litigation reserve charge for $7,500,000 at September 30, 2011. As no new information had become available regarding the outcome of the litigation, the Company did not believe the reserve related to the Adversary Proceeding should be changed at December 31, 2011. This accrued reserve of $7,500,000 was reported in the Company’s balance sheet under “Hallwood Energy matters – Litigation reserve” for those periods, in addition to the $3,201,000 that was previously recorded in connection with the Equity Support Agreement, for a total reserve of $10,701,000 at December 31, 2011 for the Adversary Proceeding. This reserve amount was established in consultation with the Company’s litigation counsel in the Hallwood Energy litigation, based on their best judgment of the probabilities of success related to, among other factors, the objections to be filed by the Company on its possible appeal of the District Court’s Judgment.

On April 24, 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. Based upon the monetary damages (including prejudgment and postjudgment interest, legal fees and court costs) awarded in the Judgment, the Company, in consultation with the Company’s litigation counsel, recorded an additional charge of $13,200,000 at March 31, 2012 in its statement of operations and balance sheet as an accrual under Hallwood Energy matters – Litigation Reserve. Accordingly, the total reserve at March 31, 2012 for the Adversary Proceeding was $23,901,000. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. In addition, the Company will be required to pay certain attorneys’ fees incurred by the plaintiffs. At December 31, 2012, the litigation reserve for the Hallwood Energy Matters is $2,079,000. The parties settled the amount of court costs for approximately $101,000, which was paid in August 2012. While the Company will be required to pay some additional amount of money to the plaintiffs as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company, the amount and timing of that payment are currently unresolved and will be determined by the court. The plaintiffs have alleged that they are entitled to approximately $4,000,000 for attorney fees while the Company contends that they should only recover a small fraction of that amount. In addition, the Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. On November 15, 2012, FEI, the only appellee, filed its response, and the Company filed a reply brief on December 20, 2012. It is difficult to determine or even approximate when the Fifth Circuit of Appeals will rule on the Company’s appeal, but it could be several months, if not longer, until a ruling is issued.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The terms of the Settlement Agreement include the payment by the Company of $1,800,000, in addition to payments by other defendants and the Company’s insurance carrier for its directors’ and officers’ liability insurance policy. Under the Settlement Agreement, the Plaintiffs released the Company, its current and former directors and officers, the former directors and officers of the general partner of Hallwood Energy, L.P. and various entities related to the foregoing persons from all claims asserted in or relating to (i) Hall Phoenix/Inwood Ltd. and Hall Performance Energy Partners 4, Ltd. v. The Hallwood Group Incorporated et al. in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03358; (ii) Ray Balestri, Trustee of the Hallwood Energy I Creditor’s Trust v. Anthony J. Gumbiner, et al. in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Adversary No. 10-03263; and (iii) another suit in which the Company is not named as a party, and any other claims based on the facts alleged in the foregoing matters or that could have been alleged in the foregoing matters, other than the claims against the Company asserted in the Adversary Proceeding or any claims required to enforce any final judgment entered against the Company in the Adversary Proceeding. Similarly, the defendants released the Plaintiffs from all claims based on the facts alleged in the foregoing matters or that could have been alleged in the foregoing matters, other than any claims or defenses the defendants may have in the Adversary Proceeding.

The parties entered into the Settlement Agreement for a number of reasons, including to save time and expense, to ensure available insurance proceeds could be used toward the settlement of the disputed claims rather

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s Brookwood subsidiary is subject to a number of environmental laws, regulations, licenses and permits and has ongoing discussions with environmental regulatory authorities, including the U.S. Environmental Protection Agency (the “EPA”), the Rhode Island Department of Health (“RIDOH”), the Rhode Island Department of Environmental Management (“RIDEM”) and the Connecticut Department of Energy and Environmental Protection (“CTDEEP”) on a number of matters, including compliance with safe drinking water rules and wastewater discharge and treatment regulations, the control of chemicals used in the companies’ coating operations that are classified as air pollutants, the presence of groundwater and soil contaminants at the companies’ facilities, the removal of underground storage tanks, and hazardous waste management

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

From time to time Brookwood and its subsidiaries have paid fines or penalties for alleged failure to comply with certain environmental requirements, which did not exceed $100,000 in the aggregate during the three years ended December 31, 2012. In addition, Brookwood and its subsidiaries have entered into various settlements and agreements with the regulatory authorities requiring the companies to perform certain tests, undertake certain studies, and install remedial facilities. Brookwood and its subsidiaries incurred capital expenditures to comply with environmental regulations of approximately $572,000, $136,000, and $488,000 in the years ended December 31, 2012, 2011 and 2010, respectively. In addition, Brookwood and its subsidiaries regularly incur expenses associated with various studies and tests to monitor and maintain compliance with diverse environmental requirements.

Commitments. Total lease expense for noncancelable operating leases was $823,000, $835,000, $870,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company leases certain buildings and equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. The Company shares certain executive office facilities with HIL and certain of its affiliates and pays a proportionate share of the lease expense.

At December 31, 2012, aggregate minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more than one year, were as follows (in thousands):

Years ending December 31,	Amount
2013	$683
2014	594
2015	396
2016	212
2017	—
Thereafter	—

Total	$1,885

Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($14,061,000 at December 31, 2012. The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 16 – Impact of the Judgment and Dependency Upon Brookwood for Dividends on the Company’s Liquidity

The Company and its subsidiaries are involved in a number of litigation matters and have spent significant amounts in professional fees in connection with the defense of its pending legal matters. As further discussed in Note 15, in connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. In July 2011, the court in the Adversary Proceeding issued Proposed Findings (as hereinafter defined) setting forth damages totaling approximately $18,700,000, plus prejudgment and postjudgment interest. In April 2012, the United States District Court substantially adopted the Proposed Findings. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest, in May 2012.

The Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. Additionally, the amount and timing of an award of plaintiff attorney fees are currently unresolved and will be determined by the court.

As a holding company, the Company is dependent on Brookwood to receive the cash necessary to fund its ongoing operations and its obligations. At December 31, 2012, the Company had approximately $193,000 of cash and cash equivalents. Any failure to receive from Brookwood cash required by the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows and could substantially impair the Company’s ability to continue as a going concern.

The Company does not currently have sufficient cash, directly or through Brookwood, to pay its operating costs at the holding company or the HFL Loan (see Note 7 for further information), however on March 11, 2013, the promissory note associated with the HFL Loan was amended to primarily (i) extend the maturity date of the HFL Loan by two years until June 30, 2015 and (ii) provide for an additional advance of $300,000 under the promissory note, resulting in an outstanding balance of $9,047,000.

If for any reason Brookwood is unable to pay cash dividends or other advances to the Company, the Company would be required to seek alternative sources of funding. The Company has not yet determined what, if any, sources would be available to it, but will consider such alternatives as an additional or new facility or term loan and potential sales of assets or additional securities. Additionally, any payment of dividends or advances by Brookwood to the Company are dependent on a number of other factors including compliance with the loan covenants in the New Revolving Credit Facility with BB&T, the approval of Brookwood’s board of directors, Brookwood’s ability to meet the requirements of the Delaware corporate laws for payment of dividends, and compliance with other applicable laws and requirements.

As a result, the Company can give no assurance that Brookwood will have the ability to satisfy the Company’s cash flow needs, nor that the Company would be able to obtain other sources of funding in such a

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

circumstance, and therefore the aforementioned circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

Note 17 – Segment and Related Information

The Company operates as a holding company with its principal business in the textile products industry through its Brookwood subsidiary.

The following represents the Company’s reportable amounts by business segment, as of and for the three years ended December 31, 2012 (in thousands):

	Textile Products	Other	Consolidated
Year Ended December 31, 2012

Total revenue from external sources	$130,524		$130,524

Operating income (loss)	$(493)	$(17,917)	$(18,410)

Other income (expense), net	$(166)	$(349)	(515)

Income (loss) before income taxes			$(18,925)

Identifiable assets, December 31, 2012	$65,576		$65,576
Cash allocable to segment	48	$145	193

Segment assets	$65,624		65,769

Corporate assets		$5,201	5,201

Total assets, December 31, 2012			$70,970

Depreciation, amortization and impairments	$2,259	$16	$2,275

Capital expenditures/acquisitions	$1,747	$3	$1,750

Year Ended December 31, 2011

Total revenue from external sources	$139,499		$139,499

Operating income (loss)	$5,635	$(14,644)	$(9,009)

Other income (expense), net	$(78)	$10	(68)

Income (loss) before income taxes			$(9,077)

Identifiable assets, December 31, 2011	$72,109		$72,109
Cash allocable to segment	4,126	$6,743	10,869

Segment assets	$76,235		82,978

Corporate assets		$5,927	5,927

Total assets, December 31, 2011			$88,905

Depreciation, amortization and impairments	$2,448	$23	$2,471

Capital expenditures/acquisitions	$2,343	$—	$2,343

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Textile Products	Other	Consolidated
Year Ended December 31, 2010

Total revenue from external sources	$168,354		$168,354

Operating income (loss)	$24,601	$(8,445)	$16,156

Other income (expense), net	$(267)	$(24)	(291)

Income before income taxes			$15,865

Identifiable assets, December 31, 2010	$71,852		$71,852
Cash allocable to segment	5,743	$5,416	11,159

Segment assets	$77,595		83,011

Corporate assets		$2,266	2,266

Total assets, December 31, 2010			$85,277

Depreciation, amortization and impairments	$2,232	$31	$2,263

Capital expenditures/acquisitions	$7,077	$12	$7,089

Note 18 – Employee Benefit Retirement Plans

The Company maintains a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The plan provides that (i) eligible employees may contribute up to 15% of their compensation to the plan; (ii) the Company’s matching contribution is discretionary, to be determined annually by the Company’s Board of Directors; and (iii) excludes highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits. Amounts contributed by employees are 100% vested and non-forfeitable. The Company’s matching contributions, which were 50% of its employees’ contributions up to the first 6% contributed, for each of the three years ended December 31, 2012, vest at a rate of 20% per year of service and become fully vested after five years. Brookwood has a separate 401(k) plan for its non-union employees, which is similar to the Company’s plan. Aggregate contributions to the plans for the years ended December 31, 2012, 2011 and 2010, respectively, were $329,000, $319,000 and $311,000, respectively.

Brookwood’s union employees belong to a multi-employer pension fund maintained by their union, pension plan of the National Retirement Fund (the “Plan”). Brookwood currently contributes $132 per month effective June 2012 ($127 per month prior to June 2012, $122 per month prior to June 2011, $120 per month prior to June 2010, and $117 per month prior to March 2010), per employee to the fund. Total contributions for the years ended December 31, 2012, 2011 and 2010 were $383,000, $371,000 and $358,000, respectively.

The Plan was certified by the Plan’s actuary as being in “critical” status for the plan year beginning January 1, 2010. The Plan qualified for the Special Funding Rules made available by the Pension Relief Act of 2010 for the 2009 and 2010 Plan years. Brookwood agreed and incorporated in the renewal of the collective bargaining agreement with the union, effective March 1, 2010, to participate in the Plan’s Rehabilitation Plan. Brookwood increased its contribution rates effective June 2010 (which are included in the monthly contribution amounts noted above) with additional increases occurring annually each June toward the Plan’s Rehabilitation Plan.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There would likely be a withdrawal liability in the event Brookwood withdraws from its participation in the Plan. For the Plan’s fiscal year 2012, Brookwood’s withdrawal liability was reported by the Plan’s actuary to be $1,862,000. As of March 25, 2013 Brookwood had not considered withdrawal from the Plan.

Note 19 – Hallwood Financial Limited Proposal

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

On November 7, 2012 at the Company’s regularly scheduled board of directors meeting, a special committee, consisting of its independent directors, was formed to consider and negotiate the proposal and to make a recommendation to the full board of directors. The special committee is empowered to retain its own independent legal and financial advisors to assist in its review and negotiation of the proposed transaction. The Company’s shares trade on the NYSE MKT stock exchange under the symbol of HWG and closed on November 5, 2012 (the day prior to the receipt of the offer) at $6.00 per share. The Company’s shares closed on March 25, 2013 at $9.43 per share.

In November 2012, the special committee retained its own independent legal representation. In December 2012, the special committee interviewed financial advisors and reviewed subsequent additional written presentations, and in January 2013, the special committee selected and engaged a financial advisor to assist in the review of the proposed transaction. The board of directors cautions the Company’s shareholders and others considering trading in its securities that it has only received the proposal and that no decision has been made with respect to the Company’s response to the proposal. There can be no assurance that any offer will be accepted, that any agreement will be executed or that the transaction contemplated in the proposal or any other transaction will be approved or consummated. The Company does not anticipate making any further public statements about this matter or the activities of the special committee unless and until either it enters into a definitive agreement for a transaction or the special committee determines that no such transaction will be effected.

Note 20 – Summary of Quarterly Financial Information (Unaudited)

Results of operations by quarter for the years ended December 31, 2012 and 2011 are summarized below (in thousands, except per share amounts):

	Year Ended December 31, 2012
	March 31	June 30	September 30	December 31
Operating revenues	$35,879	$37,182	$27,146	$30,317
Other income (expense)	(24)	(111)	(178)	(202)
Gross profit	5,730	4,918	3,589	4,095
Income (loss) before income taxes	(14,463)	(1,898)	(1,603)	(961)
Net income (loss)	(9,552)	(1,223)	(1,063)	(6,105)
Per share data:
Net income (loss)
Basic	(6.26)	(0.80)	(0.70)	(4.00)
Diluted	(6.26)	(0.80)	(0.70)	(4.00)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year ended December 31, 2012. In connection with the Hallwood Energy litigation matters discussed in Note 15, the Company recorded a loss reserve of $13,200,000 in the 2012 first quarter.

	Year Ended December 31, 2011
	March 31	June 30	September 30	December 31
Operating revenues	$26,769	$36,699	$37,649	$38,382
Other income (expense)	(9)	(10)	(20)	(29)
Gross profit	3,575	7,583	7,533	4,943
Income (loss) before income taxes	(1,580)	(5,259)	632	(2,870)
Net income (loss)	(996)	(3,527)	350	(2,158)
Per share data:
Net income (loss)
Basic	(0.65)	(2.31)	0.23	(1.42)
Diluted	(0.65)	(2.31)	0.23	(1.42)

Year ended December 31, 2011. In connection with the Hallwood Energy litigation matters discussed in Note 15, the Company recorded loss reserves of $7,500,000 and $1,800,000 in the 2011 second quarter and fourth quarter, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS

(in thousands)

	December 31,
	2012	2011
ASSETS

Current Assets
Cash and cash equivalents	$141	$6,739
Prepaid federal and state income tax	4,561	821
Receivables and other current assets	187	276
Deferred income tax, net	359	4,720
Tax receivable from subsidiary	113	355

	5,361	12,911
Noncurrent Assets
Investments in subsidiaries	47,803	60,022
Other noncurrent assets	45	60

	47,848	60,082

Total Assets	$53,209	$72,993

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Payable – Hallwood Energy matters
Litigation reserve	$2,079	$9,300
Contingent additional investment in Hallwood Energy	—	3,201
Accounts payable and accrued expenses	722	219
Current portion of loans payable	105	—
Income taxes payable	—	10

	2,906	12,730
Noncurrent Liabilities
Long term portion of loans payable (payable to related party)	8,747	—
Deferred income tax, net	359	1,123

	9,106	1,123

Total Liabilities	12,012	13,853

Stockholders’ Equity
Common stock	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	2,661	20,604
Treasury stock, at cost	(13,404)	(13,404)

Total Stockholders’ Equity	41,197	59,140

Total Liabilities and Stockholders’ Equity	$53,209	$72,993

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Revenues	$—	$—	$—

Expenses
Litigation charge – Hallwood Energy matters	13,200	9,300	—
Administrative expenses	4,712	5,335	8,439

	17,912	14,635	8,439

Operating Loss	(17,912)	(14,635)	(8,439)

Other Income (Loss)
Equity in net income (loss) of subsidiaries	(874)	3,365	15,768
Interest and other income	2	10	10
Interest expense	(351)	—	(34)

	(1,223)	3,375	15,744

Income (loss) before income taxes	(19,135)	(11,260)	7,305
Income tax expense (benefit)	(1,192)	(4,929)	(2,575)

Net Income (Loss)	$(17,943)	$(6,331)	$9,880

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net Income (Loss)	$(17,943)	$(6,331)	$9,880
Other Comprehensive Income (Loss)
None	—	—	—

Comprehensive Income (Loss)	$(17,943)	$(6,331)	$9,880

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(15,445)	$1,336	$(86)

CASH FLOWS FROM INVESTING ACTIVITIES
Return of (additional) investment in subsidiaries	(5)	(9)	(6)

Net cash (used in) provided by investing activities	(5)	(9)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	10,237	—	—
Repayment of loans payable	(1,385)	—	—
Redemption of redeemable preferred stock	—	—	(1,000)

Net cash provided by (used in) financing activities	8,852	—	(1,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,598)	1,327	(1,092)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,739	5,412	6,504

CASH AND CASH EQUIVALENTS, END OF YEAR	$141	$6,739	$5,412

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

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

(in thousands)

Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

	Years Ended December 31,
Description	2012	2011	2010
None

Supplemental disclosures of cash payments.

Income taxes paid (refunded)	$(809)	$(208)	$5,994

Interest paid	$217	$—	$34

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Schedule I, Condensed Financial Information of Registrant, is to be included in Securities and Exchange Commission (“SEC”) filings when restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets at the end of the latest fiscal year. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with loan covenants in Brookwood’s New Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $47,751,000 at December 31, 2012 and exceed 25% of the Company’s consolidated net assets.

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

Note 2 – Dividends From Subsidiary

The Company received dividends from its Brookwood subsidiary of $11,350,000, $4,000,000 and $4,000,000 in 2012, 2011 and 2010, respectively. The Company also received a dividend payment of $650,000 from Brookwood in January 2013.

Note 3 – Litigation, Contingencies and Commitments

See Note 15 to the consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance, Beginning of Year	Charged to (Recovery of) Costs and Expenses	Charged (Recovery) to Other Accounts	Deductions	Balance, End of Year
Textile Products
Allowance for losses – accounts receivable
Year ended December 31, 2012	$118	$16	$—	$—	$134
Year ended December 31, 2011	129	$(11)	$—	$—	$118
Year ended December 31, 2010	155	(26)	—	—	129

Litigation reserve – Hallwood Energy
Year ended December 31, 2012	$9,300	$13,200	$—	$(20,421)	$2,079
Year ended December 31, 2011	—	$9,300	—	—	$9,300
Year ended December 31, 2010	—	—	—	—	—

Reserve for dilution – due from factors
Year ended December 31, 2012	$63	$111	$—	$—	$174
Year ended December 31, 2011	114	$(51)	—	—	$63
Year ended December 31, 2010	236	(122)	—	—	114

Deferred Tax Asset
Valuation allowance
Year ended December 31, 2012	$396	$5,012	$—	$—	$5,408
Year ended December 31, 2011	396	—	—	—	396
Year ended December 31, 2010	—	396	—	—	396

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

21	Active subsidiaries of The Hallwood Group Incorporated as of February 28, 2013

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

**

Furnished electronically herewith. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.