Form 10-Q
period 2013-03-31
Hallwood Group Inc
filed 2013-05-15
CIK 355766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $0.10 par value per share	1,525,166 shares

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$91	$193
Accounts receivable, net
Factors	17,403	15,199
Trade and other	4,250	4,145
Related parties	—	64
Inventories	23,325	25,066
Deferred income tax	441	441
Prepaids, deposits and other assets	592	716
Income taxes receivable / prepaid income taxes	4,865	4,832

	50,967	50,656

Noncurrent Assets
Property, plant and equipment, net	19,637	20,083
Other assets	222	231

	19,859	20,314

Total Assets	$70,826	$70,970

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$12,496	$9,109
Accrued expenses and other liabilities	4,171	3,966
Accounts payable – related parties, net	42	—
Current portion of loans payable	2,701	105
Litigation reserve – Hallwood Energy matters	2,079	2,079

	21,489	15,259

Noncurrent Liabilities
Long term portion of loans payable (includes $9,047 and $8,747 to related party as of March 31, 2013 and December 31, 2012, respectively)	9,047	14,077
Deferred income tax	437	437

	9,484	14,514

Total Liabilities	30,973	29,773

Contingencies and Commitments (Note 11)

Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods; outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	1,317	2,661
Treasury stock, 870,939 shares for both periods; at cost	(13,404)	(13,404)

Total Stockholders’ Equity	39,853	41,197

Total Liabilities and Stockholders’ Equity	$70,826	$70,970

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Textile products sales	$31,283	$35,879

Expenses
Textile products cost of sales	27,459	30,149
Administrative and selling expenses	4,968	6,969
Litigation charge – Hallwood Energy matters	—	13,200

	32,427	50,318

Operating income (loss)	(1,144)	(14,439)

Other Income (Expense)
Interest expense	(193)	(25)
Interest and other income	—	1

	(193)	(24)

Income (loss) before income taxes	(1,337)	(14,463)
Income tax expense (benefit)	7	(4,911)

Net Income (Loss)	$(1,344)	$(9,552)

Net Income (Loss) Per Common Share
Basic	$(0.88)	$(6.26)

Diluted	$(0.88)	$(6.26)

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net Loss	$(1,344)	$(9,552)
Other Comprehensive Income (Loss)
None	—	—

Comprehensive Loss	$(1,344)	$(9,552)

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock		Total Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity
Balance, January 1, 2013	2,396	$240	$51,700	$2,661	871	$(13,404)	$41,197
Net loss	—	—	—	(1,344)	—	—	(1,344)

Balance, March 31, 2013	2,396	$240	$51,700	$1,317	871	$(13,404)	$39,853

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,344)	$(9,552)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Litigation charge – Hallwood Energy matters	—	13,200
Deferred tax expense (benefit)	—	(3,867)
Depreciation, amortization and impairment	600	593
Provision (recovery) for obsolete inventory	60	154
Provision (recovery) for doubtful accounts and factor dilution	(16)	8
Changes in assets and liabilities:
Partial payment of litigation reserve – Hallwood Energy matters	—	(1,800)
(Increase) decrease in accounts receivable	(2,229)	3,150
Increase (decrease) in accounts payable	3,648	1,777
(Increase) decrease in inventories	1,681	(3,752)
Net change in income taxes receivable/payable	(33)	(1,125)
Increase (decrease) in accrued expenses and other current liabilities	247	982
Net change in other assets and liabilities	133	188

Net cash provided by (used in) operating activities	2,747	(44)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property, plant and equipment, net	(415)	(458)

Net cash used in investing activities	(415)	(458)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	12,965	—
Repayments of revolving credit facilities	(15,620)	—
Proceeds from loans payable	300	—
Repayments of loans payable	(79)	—

Net cash used in financing activities	(2,434)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(102)	(502)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	193	10,869

CASH AND CASH EQUIVALENTS, END OF PERIOD	$91	$10,367

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2013

(unaudited)

Note 1 - Organization, Interim Condensed Consolidated Financial Statements and New Accounting Pronouncements

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

Interim Condensed Consolidated Financial Statements. The interim condensed consolidated financial statements of Hallwood Group have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Although condensed, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Hallwood Group’s annual report on Form 10-K for the year ended December 31, 2012.

Textile Products. Textile products operations are conducted through Brookwood. Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood has two principal subsidiaries at March 31, 2013:

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

Textile products operations accounts for all of Hallwood Group’s operating revenues in 2013 and 2012. See Note 3 for additional information on Brookwood.

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

Impact of the Judgment and Dependency Upon Brookwood for Dividends on the Company’s Liquidity. The Company and its subsidiaries are involved in a number of litigation matters and have spent significant amounts in professional fees in connection with the defense of its pending legal matters. As further discussed in Note 11, in connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. In July 2011, the court in the Adversary Proceeding issued Proposed Findings (as hereinafter defined) setting forth damages totaling approximately $18,700,000, plus prejudgment and postjudgment interest. In April 2012, the United States District Court substantially adopted the Proposed Findings. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest, in May 2012.

The Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. Additionally, the amount and timing of an award of plaintiff attorney fees are currently unresolved and will be determined by the court.

As a holding company, the Company is dependent on Brookwood to receive the cash necessary to fund its ongoing operations and its obligations. At March 31, 2013 and December 31, 2012, Hallwood Group had approximately $91,000 and $193,000,

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2013

(unaudited)

respectively, of cash and cash equivalents. Any failure to receive from Brookwood cash required by the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows and could substantially impair the Company’s ability to continue as a going concern.

The Company does not currently have sufficient cash, directly or through Brookwood, to pay its operating costs at the holding company or the HFL Loan (see Note 5 for further information), however on March 11, 2013, the promissory note associated with the HFL Loan was amended to primarily (i) extend the maturity date of the HFL Loan by two years until June 30, 2015 and (ii) provide for an additional advance of $300,000 under the promissory note, resulting in an outstanding balance of $9,047,000 as of March 31, 2013.

Brookwood paid dividends to the Company of $650,000 and $250,000 in January 2013 and April 2013, respectively.

If for any reason Brookwood is unable to pay cash dividends or other advances to the Company, or if sufficient funding is unavailable under the HFL Loan when requested by the Company, the Company would be required to seek alternative sources of funding. The Company has not yet determined what, if any, sources would be available to it, but will consider such alternatives as an additional or new facility or term loan and potential sales of assets or additional securities. Additionally, any payment of dividends or advances by Brookwood to the Company are dependent on a number of other factors including compliance with the loan covenants in the Revolving Credit Facility (as hereinafter defined) with BB&T, the approval of Brookwood’s board of directors, Brookwood’s ability to meet the requirements of the Delaware corporate laws for payment of dividends, and compliance with other applicable laws and requirements.

As a result, the Company can give no assurance that Brookwood will have the ability to satisfy the Company’s cash flow needs, nor that the Company would be able to obtain other sources of funding in such a circumstance, and therefore the aforementioned circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

New Accounting Pronouncements. Accounting standard-setting organizations frequently issue new or revised accounting rules. Hallwood Group regularly reviews new pronouncements to determine their impact, if any, on Hallwood Group’s consolidated financial statements.

Consolidation Policy. The Company’s Brookwood subsidiary operates on a 5-4-4 week accounting cycle with its months ending on a Saturday for accounting purposes, while the Company operates on a traditional fiscal month accounting cycle. For purposes of the year-end financial statements the Brookwood cycle always ends on December 31, however, its quarterly interim financial statements may not correspond to the fiscal quarter-end. Hallwood Group’s condensed consolidated financial statements as of March 31, 2013 and 2012 include Brookwood’s operations through March 30, 2013 and March 31, 2012, respectively. Estimated operating results of Brookwood for the intervening periods to March 31, 2013 and 2012, respectively, are provided below (in thousands):

Amounts in Intervening Periods Three Months Ended March 31,
	2013	2012
	(one day)	(not applicable)
Textile products sales	$—	$—
Textile products costs of sales	—	—
Administrative and selling expenses	—	—

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2013

(unaudited)

Note 2 - Inventories

All inventories relate to Brookwood. Inventories as of the balance sheet dates were comprised of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$5,221	$6,873
Work in progress	7,148	4,401
Finished goods	10,956	13,792

Total	$23,325	$25,066

Note 3 - Operations of Brookwood Companies Incorporated

Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding U.S. Government, may be assigned for collection to the factor, subject to a commission and the factor’s prior approval. Factored receivables were $17,403,000 and $15,199,000 at March 31, 2013 and December 31, 2012, which were net of a returned goods dilution allowance of $193,000 and $174,000, respectively.

Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of May 15, 2013, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Trade receivables were $4,054,000 and $3,980,000 at March 31, 2013 and December 31, 2012, which were net of an allowance for doubtful accounts of $99,000 and $134,000, respectively.

Sales Concentration. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during 2013 and 2012. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $6,951,000 and $6,708,000 in the 2013 and 2012 first quarters, respectively. Sales to Tennier represented 22.2% and 18.7% of Brookwood’s net sales in the 2013 and 2012 first quarters, respectively.

Military sales accounted for $15,714,000 and $21,675,000 in the 2013 and 2012 first quarter periods, respectively. The military sales represented 50.2% and 60.4% of Brookwood’s net sales in the 2013 and 2012 first quarters, respectively. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract.

Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has an aggregate liquidation preference of $13,500,000 plus accrued but unpaid dividends. At March 31, 2013, cumulative dividends in arrears on the preferred stock totaled approximately $456,000.

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

Three Months Ended March 31, 2013

(unaudited)

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

However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, in the aggregate and prior to the change of control transaction an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if certain members of Brookwood’s senior management do not have, in the aggregate and prior to a change of control transaction, an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000. As of March 31, 2013, no amounts have been accrued or paid under the 2005 plan.

Note 4 - Investments in Hallwood Energy, L.P.

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

Litigation. As further discussed in Note 11, in connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. One of the lawsuits involved an acquisition and farmout agreement entered into between Hallwood Energy and FEI Shale, L.P., a subsidiary of Talisman Energy, Inc. in June 2008 and a related equity support agreement executed by the Company (the “Adversary Proceeding”). In July 2011, the court in the Adversary Proceeding issued Proposed Findings (as hereinafter defined) setting forth damages totaling approximately $18,700,000, plus prejudgment and postjudgment interest. In April 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest in May 2012. The Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. Additionally, the amount and timing of an award of plaintiff attorney fees are currently unresolved and will be determined by the court. Certain other lawsuits have been settled.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2013

(unaudited)

Note 5 - Loans Payable

Loans payable at the balance sheet dates were as follows (in thousands):

	March 31, 2013	December 31, 2012
HFL Loan; due June 2015	$9,047	$8,747
Revolving Credit Facility; due March 2014	2,675	5,330
Other loan payable; due April 2013	26	105

Total	11,748	14,182
Current portion	(2,701)	(105)

Noncurrent portion	$9,047	$14,077

Revolving Credit Facility entered into in March 2012. On March 30, 2012, Brookwood and its subsidiaries entered into a loan agreement by and among Brookwood, its subsidiaries and Branch Banking and Trust Company (“BB&T”) (the “ Revolving Credit Facility”). The Revolving Credit Facility replaced a revolving credit facility with Key Bank.

The Revolving Credit Facility provides for borrowings of up to $25,000,000 and is secured by a first lien on substantially all of the assets of Brookwood. The Revolving Credit Facility has a maturity date of March 30, 2014. On April 2, 2012, Brookwood borrowed $2,018,000 under this new facility to repay outstanding amounts due under its credit facility with Key Bank, including accrued interest.

In May 2012, the Company requested a dividend of $8,000,000 from Brookwood, which obtained consent from BB&T for such payment. Accordingly, Brookwood borrowed $8,000,000 under the Revolving Credit Facility and paid that amount as a dividend to the Company in May 2012. The Company combined such funds with other available cash and the HFL Loan, discussed below, to satisfy the Judgment in the Adversary Proceeding issued by the United States District Court.

On August 24, 2012, the Revolving Credit Facility was amended to (i) modify the funded debt-to-EBITDA loan covenant to 4.00 to 1.00 from its previous requirement of 2.75 to 1.00, providing greater borrowing capacity for Brookwood, (ii) modify the covenant regarding declaration or payment of discretionary and other dividends by Brookwood to the Company, and (iii) modify the pricing grid for the applicable margin with respect to the LIBOR interest rate and unused line fees. Brookwood paid a fee of $31,250, or 12.5 basis points, to BB&T in consideration for the amendment.

The interest rate payable on the Revolving Credit Facility, as amended, is dependent on a leverage ratio (as defined in the Revolving Credit Facility) and can vary from LIBOR plus 1.00% to 3.00%, as long as BB&T continues to be one of Brookwood’s primary factoring service providers. If at anytime BB&T is not one of Brookwood’s primary factoring service providers, then Brookwood will pay a one-time fee in the amount of $62,500 and the interest rates will be increased by 0.50%. The interest rate on the facility was 2.71% and 2.21% at March 31, 2013 and December 31, 2012, respectively.

The terms of the Revolving Credit Facility, as amended, provide that the facility may be used for refinancing existing indebtedness, providing for working capital and financing ongoing operations and capital expenditures.

The Revolving Credit Facility, as amended, contains customary representations, warranties and affirmative covenants on behalf of Brookwood and also contains negative covenants which, among other things, prohibit Brookwood from taking any of the following actions (without obtaining prior BB&T written consent and with certain exceptions): (i) permitting liens (other than customary liens) to exist on any of its properties; (ii) incurring other debt other than accounts payable to trade creditors incurred in the ordinary course of business and factors; (iii) making capital expenditures in excess of $5,000,000 in any year; (iv) purchasing substantially all of the assets of another entity; (v) entering into new leases except operating leases for machinery and equipment that do not in the aggregate require payments in excess of $250,000 in any year and real estate leases in the ordinary course of business;

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2013

(unaudited)

(vi) paying dividends, or acquiring any of its stock, other than described below in Payments of Dividends; (vii) making loans or advances to, or guaranties for the benefit of, any person; and (viii) disposing of its assets or properties except in the ordinary course of its business.

Loan Covenants of the Revolving Credit Facility. The Revolving Credit Facility, as amended, requires Brookwood to satisfy certain financial covenants on the last day of each fiscal quarter, including maintaining:

(i)	a ratio of total current assets to the sum of total current liabilities and the outstanding loan balance of not less than 1.40 to 1.00.

(ii)	a ratio of total liabilities to tangible net worth of not greater than 1.50 to 1.00. Tangible net worth is defined as net worth, plus obligations contractually subordinated to debts owed to BB&T, minus goodwill, contract rights, and assets representing claims on stockholders or affiliated entities.

(iii)	a ratio of funded debt (as defined in the Revolving Credit Facility)-to-EBITDA for the trailing four quarters of not greater than 4.00 to 1.00 (prior to the August 2012 amendment this ratio could not exceed 2.75 to 1.00).

The outstanding balance of the Revolving Credit Facility was $2,675,000 and $5,330,000 at March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, subject to the existing loan covenants, Brookwood had approximately $4,450,000 and $1,647,000, respectively, of additional borrowing availability under this facility, which was net of a standby letter of credit for $91,000 in each period.

As of March 31, 2013 and for each of the quarterly periods during 2012, Brookwood was in compliance with loan covenants of the Revolving Credit Facility.

Payments of Dividends. In May 2012, following the Company’s request for additional dividends, Brookwood requested BB&T to approve two dividends for a total amount of $9,000,000 (including the previously mentioned $8,000,000 dividend that the Company used in part to satisfy the Judgment in the Adversary Proceeding). BB&T consented to the dividends, which were paid to the Company in May 2012.

The August 24, 2012 amendment provides that cash dividends or advances to the Company may be made under certain circumstances, as discussed below, provided no event of default has occurred or would result from any such payment. Brookwood may pay to the Company (a) periodic payments for tax sharing obligations, (b) discretionary dividends in an aggregate amount not to exceed 50% of Brookwood’s net income for the fiscal year with respect to which such dividends are made, and (c) other dividends or distributions in an aggregate amount not to exceed $15,000,000 (of which, as of April 30, 2013, a total of $11,250,000 has been utilized with an $8,000,000 dividend in May 2012, the reclassification of the $3,000,000 of discretionary dividends attributable to 2012 due to Brookwood’s financial results for 2012, and reclassification of the $250,000 of discretionary dividends attributable to 2013 due to Brookwood’s financial results for 2013). Any future payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

Brookwood paid dividends to the Company of $1,000,000 in August 2012, and $350,000 in December 2012. Brookwood paid dividends to the Company of $650,000 and $250,000 in January 2013 and April 2013, respectively.

Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the Revolving Credit Facility loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $47,122,000 and $47,751,000 at March 31, 2013 and December 31, 2012, respectively.

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

Three Months Ended March 31, 2013

(unaudited)

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

On March 11, 2013, the promissory note associated with the HFL Loan was amended to primarily (i) extend the maturity date of the HFL Loan by two years until June 30, 2015 and (ii) provide for an additional advance of $300,000 under the promissory note, resulting in an outstanding balance of $9,047,000 as of March 31, 2013.

Other Loan Payable. On July 31, 2012, the Company entered into a promissory note to finance $237,000 of premiums (net of a down payment of $27,000) related to certain insurance policies with premiums equal to a total of $264,000. The promissory note has an interest rate of 2.99%, requires nine equal monthly payments of approximately $27,000 beginning August 31, 2012, and will incur about $3,000 of finance charges, or interest, over the term until its maturity on April 30, 2013. The outstanding balance as of March 31, 2013 and December 31, 2012 was $26,000 and $105,000, respectively.

Note 6 - Income Taxes

Following is a schedule of the Company’s income tax expense (benefit) (in thousands):

	Three Months Ended March 31,
	2013	2012
Federal
Current	$—	$(1,055)
Deferred	—	(3,867)

Sub-total	—	(4,922)

State
Current	7	11
Deferred	—	—

Sub-total	7	11

Total	$7	$(4,911)

The Company recorded no federal tax benefit for the 2013 first quarter since the deferred tax asset resulting from the estimated first quarter tax loss in the amount of $491,000 was offset by a full valuation allowance.

The net deferred tax asset for the Company was $4,000 and $4,000 at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, the deferred tax asset, before valuation allowance, was comprised principally of $4,973,000 related to the anticipated carryforward of the 2012 taxable loss and 2013 first quarter estimated taxable loss to future periods; and $528,000 of net temporary differences, including $707,000 related to loss reserves on litigation matters. Due to continuing uncertainty related to taxable income to be reported in future periods (after consideration of historical results, current business trends, and other objectively verifiable information), the Company continues to record a valuation allowance on substantially all of its deferred tax assets at March 31, 2013. The Company filed its 2012 federal tax return in April 2013 and related tax form to carryback a portion of its 2012 taxable loss to 2010 for a refund of $4,570,000 anticipated to be received in the 2013 second quarter.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2013

(unaudited)

At December 31, 2012, the deferred tax asset, before valuation allowance, was comprised principally of $4,482,000 related to the anticipated carryforward of the 2012 taxable loss to future periods and $528,000 of net temporary differences, including $707,000 related to loss reserves on litigation matters. Due to uncertainty related to taxable income to be reported in future periods, the Company recorded an additional valuation allowance at December 31, 2012 for the deferred tax asset in the amount of $5,012,000.

The Company had a federal income tax receivable of $4,570,000 and $4,570,000 at March 31, 2013 and December 31, 2012, respectively, and net state taxes receivable of $295,000 and $262,000 at March 31, 2013 and December 31, 2012, respectively. The federal income tax receivable is due to the anticipated refund from the carryback of the 2012 federal net operating loss to 2010.

Note 7 - Fair Value of Financial Instruments

The following table summarizes the valuation of the Company’s financial instruments based upon the inputs used to measure fair value in the three levels of the fair value hierarchy as of March 31, 2013 and December 31, 2012.

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities

•	Level 2 – Quoted prices for similar assets or liabilities in active markets or inputs that are observable

•	Level 3 – Inputs that are unobservable

	March 31, 2013
	Level 1	Level 2	Level 3
Cash Equivalents
Money market funds	$2	$—	$—

	December 31, 2012
	Level 1	Level 2	Level 3
Cash Equivalents
Money market funds	$23	$—	$—

Money market funds are classified as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses are considered to approximate their carrying value. These include cash, short term receivables, accounts payable and other liabilities. Because the interest rate on the Revolving Credit Facility is variable, the fair value approximates its carrying value. In addition, the fair value of the HFL Loan approximates its carrying as of March 31, 2013 and December 31, 2012.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2013

(unaudited)

Note 8 - Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows

The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

Supplemental schedule of non-cash investing and financing activities:

	Three Months Ended March 31,
Description	2013	2012
Accrued capital expenditures in accounts payable and accrued expenses:
Amount at end of period	$35	$22

Supplemental disclosures of cash payments:

Income taxes paid	$44	$76
Interest paid	61	25

Note 9 - Computation of Income (Loss) Per Common Share

The following table reconciles weighted average shares outstanding from basic to diluted methods and reconciles net income (loss) used in the computation of income (loss) per share for the basic and diluted methods (in thousands):

	Three Months Ended March 31,
Description	2013	2012
Weighted Average Shares Outstanding
Basic and diluted	1,525	1,525

Net Income (Loss)
Basic and diluted	$(1,344)	$(9,552)

No shares were excluded from the calculation of diluted earnings per share.

Note 10 - Related Party Transactions

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2013

(unaudited)

A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended March 31,
	2013	2012
Consulting fees	$249	$249
Interest expense on HFL Loan	130	—
Office space and administrative services	70	65
Travel and other expenses	15	17

Total	$464	$331

In May 2012, to fund in part the payment of the Judgment, the Company entered into the HFL Loan with Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Gumbiner. The interest expense payable on the HFL Loan was $264,000 and $133,000 at March 31, 2013 and December 31, 2012, respectively. See Note 5 for more information.

In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they have received consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. No such services were performed, or compensation earned, during 2013 or 2012. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.

HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the Dallas office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended March 31, 2013 and 2012, these companies reimbursed the Company $30,000 and $26,000, respectively, for such expenses.

Note 11 - Litigation, Contingencies and Commitments

Reference is made to Note 15 to the consolidated financial statements contained in Hallwood Group’s annual report on
Form 10-K for the year ended December 31, 2012.

Litigation. From time to time, the Company, its subsidiaries, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions in which the Company or its affiliated entities participated. Although the Company does not believe that the results of any of these matters are likely to have a material adverse effect on its financial position, results of operations or cash flows, except as described below, it is possible that any of the matters could result in material liability. Hallwood Group has spent significant amounts in professional fees and other associated costs in connection with these matters, and it expenses professional fees and other costs associated with litigation matters as incurred.

In July 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that Brookwood infringed five United States patents pertaining to internally-coated webs. In October 2007, The Hallwood Group Incorporated was dismissed from the lawsuit. Nextec later added additional patents to the lawsuit. After a number of motions, only two patents remained in the action and were being asserted against the process and machine for making defendants’ Agility Storm-Tec X-Treme and Eclipse Storm-Tec X-Treme fabrics, which constitute two levels of the Military’s Extended Cold Weather Clothing System. Nextec was seeking a permanent injunction as well as damages in an amount to be determined at trial. After a five week trial that ended on June 1, 2012, the Court ruled from the bench that, while Nextec’s patents were valid, Brookwood had not

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2013

(unaudited)

infringed any of the patents in the lawsuit. On July 20, 2012, Nextec filed a motion requesting that the Court either correct/amend its finding of non-infringement or grant a new trial, which the Court subsequently denied. The Court’s Order and Final Judgment was issued June 21, 2012. Nextec has since filed a notice of appeal to the United States Court of Appeals for the Federal Circuit and submitted its appeal brief on January 28, 2013. Brookwood subsequently filed a notice of cross-appeal and filed its brief on May 3, 2013. Separately, and prior to trial, Brookwood filed requests for reexamination by the United States Patent and Trademark Office of the remaining patent claims at issue in the litigation. The United States Patent and Trademark Office granted the reexamination requests and issued first office actions rejecting all the reexamined patent claims as unpatentable over the prior art of record. With respect to one of the patents, the Patent Office has since received Nextec’s responsive arguments and subsequently issued a reexamination certificate. With respect to the second patent, the Patent Office has since received Nextec’s responsive arguments and has issued a final rejection to that patent. Nextec has appealed this rejection.

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

Three Months Ended March 31, 2013

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

As a result of the Proposed Findings, taking into consideration the Company’s objections to the Proposed Findings, the Company recorded a litigation reserve charge for $7,500,000 at September 30, 2011. As no new information had become available regarding the outcome of the litigation, the Company did not believe the reserve related to the Adversary Proceeding should be changed at December 31, 2011. This accrued reserve of $7,500,000 was reported in the Company’s balance sheet under “Hallwood Energy matters - Litigation reserve” for those periods, in addition to the $3,201,000 that was previously recorded in connection with the Equity Support Agreement, for a total reserve of $10,701,000 at December 31, 2011 for the Adversary Proceeding. This reserve amount was established in consultation with the Company’s litigation counsel in the Hallwood Energy litigation, based on their best judgment of the probabilities of success related to, among other factors, the objections to be filed by the Company on its possible appeal of the District Court’s Judgment.

On April 24, 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. Based upon the monetary damages (including prejudgment and postjudgment interest, legal fees and court costs) awarded in the Judgment, the Company, in consultation with the Company’s litigation counsel, recorded an additional charge of $13,200,000 at March 31, 2012 in its statement of operations and balance sheet as an accrual under Hallwood Energy matters – Litigation Reserve. Accordingly, the total reserve at March 31, 2012 for the Adversary Proceeding was $23,901,000. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. The parties settled the amount of court costs for approximately $101,000, which was paid in August 2012. In addition, the Company will be required to pay certain attorneys’ fees incurred by the plaintiffs . At March 31, 2013 and December 31, 2012, the litigation reserve for the Hallwood Energy Matters is $2,079,000. While the Company will be required to pay some additional amount of money to the plaintiffs as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company, the amount and timing of that payment are currently unresolved and will be determined by the court. The plaintiffs have alleged that they are entitled to approximately $4,000,000 for attorney fees while the Company contends that they should only recover a small fraction of that amount. In addition, the Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. On November 15, 2012, FEI, the only appellee, filed its response, and the Company filed a reply brief on December 20, 2012. The Company has been informed that the Fifth Circuit will hear oral arguments on June 5, 2013. It is difficult to determine or even approximate when the Fifth Circuit of Appeals will rule on the Company’s appeal following oral argument, but it could be several weeks or months, if not longer, until a ruling is issued.

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

Three Months Ended March 31, 2013

(unaudited)

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

Claim Filed by Company with Insurance Carrier for Directors’ and Officers’ Liability Insurance Policy. Prior to entering into the Settlement Agreement, the Company incurred significant legal fees and associated costs in connection with these legal matters. The Company filed claims with the insurance carrier for the directors’ and officers’ liability insurance policies maintained by the Company for reimbursement of those legal fees and costs. The aggregate limit for each policy year under the Company’s policies has been $10,000,000. The insurance carrier has taken the position that all of the claims asserted in the Hallwood Energy litigation relate to the 2008 - 2009 policy year.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2013

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

From time to time Brookwood and its subsidiaries have paid fines or penalties for alleged failure to comply with certain environmental requirements, which did not exceed $100,000 in the aggregate during the three years ended December 31, 2012. In addition, Brookwood and its subsidiaries have entered into various settlements and agreements with the regulatory authorities requiring the companies to perform certain tests, undertake certain studies, and install remedial facilities. Brookwood and its subsidiaries incurred capital expenditures to comply with environmental regulations of approximately $572,000 in the year ended December 31, 2012 and $46,000 during the three months ended March 31, 2013. In addition, Brookwood and its subsidiaries regularly incur expenses associated with various studies and tests to monitor and maintain compliance with diverse environmental requirements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2013

(unaudited)

Note 12 - Segments and Related Information

The Company operates as a holding company with its principal business in the textile products industry through its Brookwood subsidiary. The following represents the Company’s reportable amounts by business segment for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Textile Products (a)	Other (b)	Consolidated
Three Months ended March 31, 2013
Total revenue from external sources	$31,283	$—	$31,283

Operating income (loss)	$94	$(1,238)	$(1,144)
Other income (expense), net	(62)	(131)	(193)

Income (loss) before income taxes	$32	$(1,369)	$(1,337)

Three Months ended March 31, 2012
Total revenue from external sources	$35,879	$—	$35,879

Operating income (loss)	$65	$(14,504)	$(14,439)
Other income (expense), net	(25)	1	(24)

Income (loss) before income taxes	$40	$(14,503)	$(14,463)

(a) The operating income (loss) amounts for Brookwood, the textile products segment, include costs and expenses for the Nextec litigation of $46,000 and $1,668,000 for the 2013 and 2012 first quarter periods, respectively. See Note 11 for more information on the Nextec litigation.

(b) In connection with the Hallwood Energy litigation matters discussed in Note 11, the Company recorded a loss reserve of $13,200,000 in the 2012 first quarter.

No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2012 annual report. The total assets for Hallwood Groupthe Company’s operating segments have not materially changed since the December 31, 2012 annual report.

Note 13 - Hallwood Financial Limited Proposal

On November 6, 2012, the Company received a proposal from Hallwood Financial Limited (the “HFL Proposal”) to acquire all of the outstanding shares of common stock of the Company that it does not beneficially own at a cash purchase price of $10.00 per share. Hallwood Financial Limited, a private limited company organized under the laws of the British Virgin Islands, is controlled by the Company’s Chief Executive Officer and members of his family. Hallwood Financial Limited owns 1,001,575, or 65.7%, of the outstanding shares of the Company.

On November 7, 2012 at the Company’s regularly scheduled board of directors meeting, a special committee, consisting of its independent directors, was formed to consider and negotiate the proposal and to make a recommendation to the full board of directors. The special committee is empowered to retain its own independent legal and financial advisors to assist in its review and negotiation of the proposed transaction. The Company’s shares trade on the NYSE MKT stock exchange under the symbol of HWG and closed on November 5, 2012 (the day prior to the receipt of the offer) at $6.00 per share. The Company’s shares closed on May 6, 2013 at $7.81 per share.

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

Three Months Ended March 31, 2013

(unaudited)

The Company does not anticipate making any further public statements about this matter or the activities of the special committee unless and until either it enters into a definitive agreement for a transaction or the special committee determines that no such transaction will be effected.

Note 14 - Subsequent Event(s)

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard. On April 11, 2013, the Company received a letter from NYSE MKT LLC (the “Exchange”), indicating that the Company is not in compliance with certain NYSE MKT continued listing standards. The Exchange determined the Company’s financial condition has become impaired based upon its review of the Company’s Form 10-K for the fiscal year ended December 31, 2012. As a result of the Exchange’s review and determination, the Company is not in compliance with one of the Exchange’s continued listing standards, and therefore has become subject to the procedures and requirements of Section 1009 of the NYSE MKT Company Guide (“Company Guide”). Specifically, the Company is not in compliance with Section 1003(a)(iv) of the Company Guide in that it has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature.

The letter states that, in order to maintain the Company’s listing with the Exchange, the Company must submit a plan of compliance by May 13, 2013 addressing how it intends to regain compliance with Section 1003(a)(iv) by July 15, 2013. If the Company does not submit a plan, or if the plan is not accepted by the Exchange, the Company will be subject to delisting proceedings. Furthermore, if the plan is accepted but the Company is not in compliance with the continued listing standards of the Company Guide by July 15, 2013, or if the Company does not make progress consistent with the plan, the Exchange staff will initiate delisting proceedings in accordance with Section 1010 and Part 12 of the Company Guide.

The Company submitted a plan of compliance with the Exchange on May 13, 2013.

Second Amendment to HFL Loan. On May 13, 2013, the promissory note associated with the HFL Loan was amended, pursuant to a Second Amendment to Promissory Note, to convert it to a revolving credit facility to provide additional liquidity to the Company. The maturity date of the promissory note continues to be June 30, 2015. As of March 31, 2013, the outstanding balance of the HFL Loan was $9,047,000, and such amendment results in $953,000 of credit availability as of May 13, 2013.

Subject to the terms and conditions of the HFL Loan, upon written request, the Company may borrow and receive advances of amounts requested by the Company (including amounts previously repaid) not to exceed either of:

(a)	The amount in each calendar quarter equal to the amount budgeted by the Company to fund general and administrative costs for that calendar quarter; or

(b)	An amount that would result in the aggregate principal amount of the HFL Loan to exceed $10,000,000.

General and administrative costs are estimated to be approximately $1,100,000, $940,000, and $986,000 in the second, third and fourth quarters of 2013. These general and administrative costs are estimated based on historic recurring costs of the Company and the actual amount of general and administrative costs of the Company for these periods could differ significantly as a result of unforeseen and/or other non-recurring costs. Amounts borrowed may be repaid and reborrowed at any time prior to the earliest of any of the following (the “Final Revolver Draw Date”): (v) such date as either (i) Hallwood Financial Limited has notified the Company in writing that it has withdrawn the HFL Proposal or (ii) the Company has notified Hallwood Financial Limited that it is no longer considering the HFL Proposal; (w) the consummation of the purchase of all of the issued and outstanding shares of common stock of the Company, as contemplated by the HFL Proposal; (x) the termination of any definitive agreement between the Company and Hallwood Financial Limited relating to the HFL Proposal in accordance with the terms of such agreement; (y) the occurrence of any Event of Default for which the Opportunity to Cure Non-Monetary Default, if applicable, shall have expired, or (z) December 31, 2013. Hallwood Financial Limited shall have no obligation to advance any additional amounts to the Company on or after the Final Revolver Draw Date.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including but not limited to the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” information concerning the Company’s business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the outcome of pending litigation, and its strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” “doubt” or “believe.” The Company intends that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond the Company’s ability to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by the Company or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described in the Company’s annual report on Form 10-K for the year ended December 31, 2012 under Item 1A — “Risk Factors”. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company’s business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, including without limitation, changes in its business strategy or planned capital expenditures, growth plans, or to reflect the occurrence of unanticipated events, although other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission (the “SEC”).

Overview

General. The Hallwood Group Incorporated (the “Company”) (NYSE MKT: HWG) was incorporated in Delaware in 1981 and operates as a holding company. The Company operates its principal business in the textile products industry through its wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Information contained herein includes references to the Company and its subsidiaries (collectively, the “Hallwood Group”).

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

On November 7, 2012 at the Company’s regularly scheduled board of directors meeting, a special committee, consisting of its independent directors, was formed to consider and negotiate the proposal and to make a recommendation to the full board of directors. The special committee is empowered to retain its own independent legal and financial advisors to assist in its review and negotiation of the proposed transaction. The Company’s shares trade on the NYSE MKT stock exchange under the symbol of HWG and closed on November 5, 2012 (the day prior to the receipt of the offer) at $6.00 per share. The Company’s shares closed on May 6, 2013 at $7.81 per share.

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

Going Concern. As discussed in depth throughout this Form 10-Q and on Form 10-K for the year ended December 31, 2012, the Company and its subsidiaries are involved in a number of litigation matters and have spent significant amounts in professional fees in connection with the defense of its pending legal matters. As further discussed in Note 11 of this Form 10-Q, in connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. In July 2011, the court in the Adversary Proceeding issued Proposed Findings setting forth damages totaling approximately $18,700,000, plus prejudgment and postjudgment interest. In April 2012, the United States District Court substantially adopted the Proposed Findings. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest, in May 2012, in part funded by a loan in the amount of $10,000,000 from Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Anthony J. Gumbiner, the Company’s chairman, Chief Executive Officer and principal stockholder (the “HFL Loan”). The Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. Additionally, the amount and timing of an award of plaintiff attorney fees are currently unresolved and will be determined by the court.

As further discussed under Item 1A, “Risk Factors” of Form 10-K for the year ended December 31, 2012, (i) the Company is dependent upon Brookwood for cash, (ii) the Company does not currently have sufficient cash, either directly or through Brookwood, to pay its operating costs at the holding company or the HFL Loan, and (iii) Brookwood’s ability to pay the Company a dividend or other advance is dependent upon circumstances that are outside of the Company’s control. The Company can give no assurance that Brookwood will have the ability to satisfy the Company’s cash flow needs, or that the Company would be able to obtain other sources of funding in such a circumstance, and therefore there is substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s audited consolidated financial statements for the fiscal year ended December 31, 2012, as included on
Form 10-K for the year ended December 31, 2012, contained an audit opinion from its independent public accounting firm which included explanatory language related to going concern resulting from the uncertainty of the payment of dividends from its subsidiary to fund the Company’s ongoing operations and obligations.

Brookwood paid dividends to the Company of $650,000 and $250,000 in January 2013 and April 2013, respectively.

Second Amendment to HFL Loan. On May 13, 2013, the promissory note associated with the HFL Loan was amended, pursuant to a Second Amendment to Promissory Note, to convert it to a revolving credit facility to provide additional liquidity to the Company. The maturity date of the promissory note continues to be June 30, 2015. As of March 31, 2013, the outstanding balance of the HFL Loan was $9,047,000, and such amendment results in $953,000 of credit availability as of May 13, 2013.

Subject to the terms and conditions of the HFL Loan, upon written request, the Company may borrow and receive advances of amounts requested by the Company (including amounts previously repaid) not to exceed either of:

(a)	The amount in each calendar quarter equal to the amount budgeted by the Company to fund general and administrative costs for that calendar quarter; or

(b)	An amount that would result in the aggregate principal amount of the HFL Loan to exceed $10,000,000.

General and administrative costs are estimated to be approximately $1,100,000, $940,000, and $986,000 in the second, third and fourth quarters of 2013. These general and administrative costs are estimated based on historic recurring costs of the Company and the actual amount of general and administrative costs of the Company for these periods could differ significantly as a result of unforeseen and/or other non-recurring costs. Amounts borrowed may be repaid and reborrowed at any time prior to the Final Revolver Draw Date (as defined in Note 14 above). Hallwood Financial Limited shall have no obligation to advance any additional amounts to the Company on or after the Final Revolver Draw Date.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard. On April 11, 2013, the Company received a letter from NYSE MKT LLC (the “Exchange”), indicating that the Company is not in compliance with certain NYSE MKT continued listing standards. The Exchange determined the Company’s financial condition has become impaired based upon its review of the Company’s Form 10-K for the fiscal year ended December 31, 2012. As a result of the Exchange’s review and determination, the Company is not in compliance with one of the Exchange’s continued listing standards, and therefore has become

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

subject to the procedures and requirements of Section 1009 of the NYSE MKT Company Guide (“Company Guide”). Specifically, the Company is not in compliance with Section 1003(a)(iv) of the Company Guide in that it has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature.

The letter states that, in order to maintain the Company’s listing with the Exchange, the Company must submit a plan of compliance by May 13, 2013 addressing how it intends to regain compliance with Section 1003(a)(iv) by July 15, 2013. If the Company does not submit a plan, or if the plan is not accepted by the Exchange, the Company will be subject to delisting proceedings. Furthermore, if the plan is accepted but the Company is not in compliance with the continued listing standards of the Company Guide by July 15, 2013, or if the Company does not make progress consistent with the plan, the Exchange staff will initiate delisting proceedings in accordance with Section 1010 and Part 12 of the Company Guide.

The Company submitted a plan of compliance with the Exchange on May 13, 2013.

Textile Products. In 2013 and 2012, Hallwood Group derived all of its operating revenues from the textile activities of its Brookwood subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, costs, availability of supplies, its response to competition and its ability to generate new markets.

While Brookwood has enjoyed substantial revenues from its military business, there is no assurance that such revenues will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend management believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. As this activity changes, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $15,714,000 in the 2013 first quarter was 27.5% lower than the comparable period in 2012 of $21,675,000.

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

The textile products business is not interdependent with the Company’s other business operations, if any. The Company does not guarantee the Brookwood bank facility and is not obligated to contribute additional capital. Conversely, Brookwood does not guarantee debts of the Company or any of the Company’s other subsidiaries and is not obligated to satisfy any of the Company’s liabilities nor contribute additional capital to the Company beyond dividend payments and the tax sharing agreement.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

The discussion of Hallwood Group’s financial condition and results of operations is intended to provide information that will assist in understanding its financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect its financial statements.

Results of Operations

Hallwood Group reported a net loss of $1,344,000 for the 2013 first quarter, compared to a net loss of $9,552,000 in 2012. Revenue was $31,283,000 and $35,879,000 for the 2013 and 2012 first quarters, respectively. Hallwood Group had an operating loss of $(1,144,000) and $(14,439,000) for the 2013 and 2012 first quarters, respectively. Brookwood had operating income of $94,000 and $65,000 for the 2013 and 2012 first quarters, respectively; whereas the Company had an operating loss of $(1,238,000) and $(14,504,000) for the 2013 and 2012 first quarters, respectively. The results for the 2012 first quarter included a litigation charge of $13,200,000 in connection with the Hallwood Energy litigation matters. Additionally, the results included costs and expenses incurred by the Company and Brookwood in the Hallwood Energy and Nextec litigation matters totaling $60,000 and $1,770,000 for the 2013 and 2012 first quarters, respectively.

Revenues

Textile products sales of $31,283,000 decreased by $4,596,000, or 12.8%, in the 2013 first quarter, compared to $35,879,000 in the 2012 first quarter. The decrease in 2013 was principally due to reduced sales of specialty fabric to U.S. military contractors as a result of decreases in orders from the military to Brookwood’s customers. Military sales accounted for $15,714,000 in the 2013 first quarter period, compared to $21,675,000 in the 2012 first quarter. Military sales represented 50.2% and 60.4% of Brookwood’s net sales in the 2013 and 2012 first quarters, respectively. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract.

Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during 2013 and 2012. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $6,951,000 in the 2013 first quarter, compared to $6,708,000 in the 2012 first quarter, which represented 22.2% and 18.7%, respectively, of Brookwood’s sales.

Expenses

Textile products cost of sales of $27,459,000 for the 2013 first quarter decreased by $2,690,000, or 8.9%, compared to $30,149,000 in 2012. The first quarter decrease is primarily a result of a reduction in textile product sales, principally from lower non-military market segments, and changes in overall product mix in a quarter to quarter comparison. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, royalties, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The gross profit margin for the 2013 first quarter was 12.2%, compared to 16.0% for the 2012 first quarter. The fluctuations in gross profit margin were attributed to varying levels of sales volume, changes in product mix and a more competitive pricing environment, primarily in the military market.

Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Brookwood	$3,730	$5,664
Company	1,238	1,305

Total	$4,968	$6,969

Brookwood’s administrative and selling expenses of $3,730,000 for the 2013 first quarter decreased by $1,934,000, or 34.1% from 2012. Brookwood’s administrative and selling expenses included items such as payroll, professional fees, sales commissions, marketing, rent, insurance and travel. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $169,000 and $206,000 for the 2013 and 2012 first quarter periods, respectively.

Costs and expenses incurred by Brookwood in its ongoing defense of the Nextec litigation were $46,000 and $1,668,000 for the 2013 and 2012 first quarter periods, respectively. The Court ruled from the bench on June 1, 2012 that, while Nextec’s patents were valid, Brookwood had not infringed any of the patents in the lawsuit. (For a further discussion of the Nextec litigation, see Note 11 in the accompanying condensed consolidated financial statements.)

The Company’s administrative expenses decreased $67,000, or 5.1%, for the 2013 first quarter, compared to 2012. The decrease was attributable to lower costs and expenses associated with the defense in the Hallwood Energy litigation matters, partially offset by increases in certain other professional fees.

In connection with the Hallwood Energy litigation matters discussed in Note 11, on July 25, 2011, the Bankruptcy Court issued Proposed Findings in the Adversary Proceeding, proposing that damages be awarded against the Company totaling approximately $18,700,000 plus prejudgment and postjudgment interest and plaintiff’s attorneys’ fees as may be requested and awarded pursuant to a subsequent motion. On April 24, 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. Based upon the monetary damages (including prejudgment and postjudgment interest, legal fees and court costs) awarded in the Judgment, the Company recorded an additional charge of $13,200,000 in the first quarter of 2012.

Other Income (Expense)

Interest expense was comprised of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Brookwood	$62	$25
Company	131	—

Total	$193	$25

Brookwood’s interest expense principally relates to its revolving credit facility. The Company’s interest expense in 2013 substantially relates to the HFL Loan, which was entered into in May 2012.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and other income was $-0- in the 2013 first quarter, compared to $1,000 for 2012.

Income Taxes

Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended March 31,
	2013	2012
Federal
Current	$—	$(1,055)
Deferred	—	(3,867)

Sub-total	—	(4,922)

State
Current	7	11
Deferred	—	—

Sub-total	7	11

Total	$7	$(4,911)

The Company recorded no federal tax benefit for the 2013 first quarter since the deferred tax asset resulting from the estimated first quarter tax loss in the amount of $491,000 was offset by a full valuation allowance.

At March 31, 2013, the deferred tax asset, before valuation allowance, was comprised principally of $4,973,000 related to the anticipated carryforward of the 2012 taxable loss and 2013 first quarter estimated taxable loss to future periods; and $528,000 of net temporary differences, including $707,000 related to loss reserves on litigation matters. Due to continuing uncertainty related to taxable income to be reported in future periods (after consideration of historical results, current business trends, and other objectively verifiable information), the Company continues to record a valuation allowance on substantially all of its deferred tax assets at March 31, 2013. The Company filed its 2012 federal tax return in April 2013 and related tax form to carryback a portion of its 2012 taxable loss to 2010 for a refund of $4,570,000 anticipated to be received in the 2013 second quarter.

Critical Accounting Policies

There have been no changes to the critical accounting policies identified and set forth in Hallwood Group’s annual report on Form 10-K for the year ended December 31, 2012.

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

A summary of the fees and expenses related to HIL and Mr. Gumbiner is detailed below (in thousands):

	Three Months Ended March 31,
	2013	2012
Consulting fees	$249	$249
Interest expense on HFL loan	130	—
Office space and administrative services	70	65
Travel and other expenses	15	17

Total	$464	$331

In May 2012, to fund in part the payment of the Judgment, the Company entered into the HFL Loan with Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Gumbiner. The interest expense payable on the HFL Loan was $264,000 and $133,000 at March 31, 2013 and December 31, 2012, respectively. See Note 5 for more information.

In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they have received consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. No such services were performed, or compensation earned, during 2013 or 2012. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.

HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the Dallas office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended March 31, 2013 and 2012, these companies reimbursed the Company $30,000 and $26,000, respectively, for such expenses.

Litigation

Refer to Note 11 in the accompanying condensed consolidated financial statements for a discussion of litigation matters.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commercial Commitments

The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of March 31, 2013 (in thousands):

	Payments Due During the Years Ending December 31,
	2013*	2014	2015	2016	2017	Thereafter	Total
Contractual Obligations
Revolving Credit Facility	$—	$2,675	$—	$—	$—	$—	$2,675
HFL Loan	—	—	9,047	—	—	—	9,047
Other loan payable	26	—	—	—	—	—	26
Operating leases	539	685	563	212	—	—	1,999

Total	$565	$3,360	$9,610	$212	$—	$—	$13,747

*	For the nine months ending December 31, 2013.

Interest costs associated with Brookwood’s Revolving Credit Facility, which bears interest at variable rates, are not a material component of the Company’s consolidated expenses. Estimated interest payments, based on the principal balance as of March 31, 2013 and weighted average interest rates, assuming the renewal of the revolving credit facility, are $143,000, for each of the years ending December 31, 2013 through December 31, 2017, respectively. Estimated interest payments associated with the Company’s HFL Loan, based on the principal balance as of March 31, 2013, are approximately $541,000 per year.

Other Loan Payable. On July 31, 2012, the Company entered into a promissory note to finance $237,000 of premiums (net of a down payment of $27,000) related to certain insurance policies with premiums equal to a total of $264,000. The promissory note has an interest rate of 2.99%, requires nine equal monthly payments of approximately $27,000 beginning August 31, 2012, and will incur about $3,000 of finance charges, or interest, over the term until its maturity on April 30, 2013. The outstanding balance as of March 31, 2013 and December 31, 2012 was $26,000 and $105,000, respectively.

Payments in Adversary Proceeding. In May 2012, the Company satisfied the Judgment, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. In addition, the Company will be required to pay certain attorneys’ fees incurred by the plaintiffs. The parties settled the amount of court costs for approximately $101,000, which was paid in August 2012. While the Company will be required to pay some additional amount of money to the plaintiffs as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company, the amount and timing of that payment are currently unresolved and will be determined by the court. The plaintiffs have alleged that they are entitled to approximately $4,000,000 for attorney fees while the Company contends that they should only recover a small fraction of that amount. In addition, the Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. On September 13, 2012, the Company filed its appellate brief in the Fifth Circuit. On November 15, 2012, FEI Shale, L.P. (“FEI”), the only appellee, filed its response, and the Company filed a reply brief on December 20, 2012. The Company has been informed that the Fifth Circuit will hear oral arguments on June 5, 2013. It is difficult to determine or even approximate when the Fifth Circuit of Appeals will rule on the Company’s appeal following oral argument, but it could be several weeks or months, if not longer, until a ruling is issued.

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

However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, in the aggregate and prior to the change of control transaction an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if certain members of Brookwood’s senior management do not have, in the aggregate and prior to a change of control transaction, an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000. As of March 31, 2013, no amounts have been accrued or paid under the 2005 plan.

Off-Balance Sheet Arrangements

Hallwood Group has no off-balance sheet arrangements.

Financial Covenants

Brookwood. The principal financial ratios required under Brookwood’s Revolving Credit Facility, as amended, were as follows:

		Quarters Ended
Description	Requirement	Mar 31, 2013	Dec 31, 2012	Sept 30, 2012	June 30, 2012
Current ratio	must be greater than ratio of 1.40	2.54	2.66	2.35	2.53
Total liabilities to tangible net worth	must be less than ratio of 1.50	0.43	0.41	0.50	0.45
Total funded debt to EBITDA	must be less than ratio of 4.00 (a)	1.53	3.07	2.44	0.83

(a) On August 24, 2012, the Revolving Credit Facility was amended to (i) modify the funded debt to EBITDA loan covenant to 4.00 to 1.00 from its previous requirement of 2.75 to 1.00, providing greater borrowing capacity for Brookwood, (ii) modify the covenant regarding declaration or payment of discretionary and other dividends by Brookwood to the Company, and (iii) modify the pricing grid for the applicable margin with respect to the LIBOR interest rate and unused line fees. Brookwood paid a fee of $31,250, or 12.5 basis points, to BB&T in consideration for the amendment.

As of March 31, 2013 and for each of the quarterly periods during 2012, Brookwood was in compliance with loan covenants of the Revolving Credit Facility. In order to maintain compliance with such covenants in the future, Brookwood may be required to limit aggregate borrowings under the Revolving Credit Facility to less than $25,000,000 at the end of each fiscal quarter.

Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the loan covenants in the Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $47,122,000 and $47,751,000 at March 31, 2013 and December 31, 2012, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

General. The Company, through its Brookwood subsidiary, principally operates in the textile products segment. The Hallwood Group’s cash position decreased by $102,000 during the 2013 three month period to $91,000 as of March 31, 2013. The sources of cash in the 2013 first quarter were $2,747,000 provided by operations and $300,000 of proceeds from an advance on the HFL Loan. The primary uses of cash were $415,000 for property, plant and equipment, principally at Brookwood, $2,655,000 of net repayment of the Revolving Credit Facility, and $79,000 of repayment of other loans payable. Additionally, the results included costs and expenses incurred by the Company and Brookwood in the Hallwood Energy and Nextec litigation matters totaling $60,000 and $1,770,000 for the 2013 and 2012 first quarters, respectively. The amounts outstanding under the Revolving Credit Facility and HFL Loan were $2,675,000 and $9,047,000, respectively, at March 31, 2013.

The Company is dependent on fees, dividends, payments under a tax sharing agreement, advances from Brookwood, and the HFL Loan for its liquidity requirements. Brookwood’s ability to generate cash flow from operations will depend on its future performance, including the level and timing of military sales, and its ability to successfully implement business and growth strategies. Any failure to receive cash from Brookwood or funding under the HFL Loan as required by the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows and could substantially impair the Company’s ability to continue as a going concern.

The Company’s audited consolidated financial statements for the fiscal year ended December 31, 2012, included on Form 10-K, contained an audit opinion from its independent public accounting firm which included explanatory language related to going concern resulting from the uncertainty of the payment of dividends from its subsidiary to fund the Company’s ongoing operations and obligations.

Impact of the Judgment and Dependency upon Brookwood for Dividends on the Company’s Liquidity. The Company and its subsidiaries are involved in a number of litigation matters and have spent significant amounts in professional fees in connection with the defense of its pending legal matters. As further discussed in Note 11 of this Form 10-Q, in connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. In July 2011, the court in the Adversary Proceeding issued Proposed Findings setting forth damages totaling approximately $18,700,000, plus prejudgment and postjudgment interest. In April 2012, the United States District Court substantially adopted the Proposed Findings. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest, in May 2012.

The Company is in the process of appealing to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. The Company has been informed that the Fifth Circuit will hear oral arguments on June 5, 2013. It is difficult to determine or even approximate when the Fifth Circuit of Appeals will rule on the Company’s appeal following oral argument, but it could be several weeks or months, if not longer, until a ruling is issued. Additionally, the amount and timing of an award of plaintiff attorney fees are currently unresolved and will be determined by the court.

As a holding company, the Company is dependent on Brookwood to receive the cash necessary to fund its ongoing operations and its obligations. At March 31, 2013, Hallwood Group had approximately $91,000 of cash and cash equivalents. This amount is not sufficient to fund the Company’s ongoing operations and obligations. Any failure to receive from Brookwood cash required by the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows and could substantially impair the Company’s ability to continue as a going concern.

The Company does not currently have sufficient cash, directly or through Brookwood, to pay its operating costs at the holding company or the aforementioned HFL Loan. On March 11, 2013, the promissory note associated with the HFL Loan was amended to primarily (i) extend the maturity date of the HFL Loan by two years until June 30, 2015 and (ii) provide for an additional advance of $300,000 under the promissory note, resulting in an outstanding balance of $9,047,000, as of March 31, 2013.

Second Amendment to HFL Loan. On May 13, 2013, the promissory note associated with the HFL Loan was amended, pursuant to a Second Amendment to Promissory Note, to convert it to a revolving credit facility to provide additional liquidity to the Company. The maturity date of the promissory note continues to be June 30, 2015. As of March 31, 2013, the outstanding balance of the HFL Loan was $9,047,000, and such amendment results in $953,000 of credit availability as of May 13, 2013.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subject to the terms and conditions of the HFL Loan, upon written request, the Company may borrow and receive advances of amounts requested by the Company (including amounts previously repaid) not to exceed either of:

(a)	The amount in each calendar quarter equal to the amount budgeted by the Company to fund general and administrative costs for that calendar quarter; or

(b)	An amount that would result in the aggregate principal amount of the HFL Loan to exceed $10,000,000.

General and administrative costs are estimated to be approximately $1,100,000, $940,000, and $986,000 in the second, third and fourth quarters of 2013. These general and administrative costs are estimated based on historic recurring costs of the Company and the actual amount of general and administrative costs of the Company for these periods could differ significantly as a result of unforeseen and/or other non-recurring costs. Amounts borrowed may be repaid and reborrowed at any time prior to the Final Revolver Draw Date (as defined in Note 14 above). Hallwood Financial Limited shall have no obligation to advance any additional amounts to the Company on or after the Final Revolver Draw Date.

Brookwood paid dividends to the Company of $650,000 and $250,000 in January 2013 and April 2013, respectively.

If for any reason Brookwood is unable to pay a cash dividend or other advance to the Company, or if sufficient funding is unavailable under the HFL Loan when requested by the Company, the Company would be required to seek alternative sources of funding. The Company has not yet determined what, if any, sources would be available to it, but will consider such alternatives as an additional or new facility or term loan and potential sales of assets or additional securities. No assurance can be given that any such additional sources of funding will be available to the Company.

Additionally, any payment of a dividend or advance by Brookwood to the Company is dependent on a number of other factors including compliance with the loan covenants in the Revolving Credit Facility with BB&T, the approval of Brookwood’s board of directors, Brookwood’s ability to meet the requirements of the Delaware corporate laws for payment of dividends, and compliance with other applicable laws and requirements. As a result, no assurance can be given that these amounts will be available when needed or required.

The aforementioned circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

Textiles. Hallwood Group’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the military, consumer, industrial and medical markets. Brookwood maintains a $25,000,000 Revolving Credit Facility with BB&T, which has a maturity date of March 30, 2014. As of March 31, 2013, subject to the existing loan covenants, Brookwood had approximately $4,450,000 of additional borrowing availability on its Revolving Credit Facility.

Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be assigned for collection to the factor, subject to a commission and the factor’s prior approval. Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of May 15, 2013, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Brookwood paid cash dividends to the Company of $650,000 and $1,000,000 in the 2013 and 2012 three month periods, respectively, and $11,350,000 for all of 2012. In addition, Brookwood made tax sharing payments to the Company of $-0- and $-0- in the 2013 and 2012 three month periods, respectively, and $472,000 for all of 2012 under its tax sharing agreement.

Brookwood continuously evaluates opportunities to reduce production costs and expand its manufacturing capacity and portfolio of products. Accordingly, Brookwood incurs capital expenditures to pursue such opportunities, as well as for environmental and safety compliance, building upgrades, energy efficiencies, and various strategic objectives. In the 2013 three month period and for all of 2012, Brookwood met its capital expenditure and equipment maintenance requirements from its operating cash flows and availability under its Revolving Credit Facility. There were no material capital commitments as of March 31, 2013. It is anticipated that Brookwood’s future capital expenditure projects will be funded from operations and, if necessary, availability under its Revolving Credit Facility. Brookwood estimates its 2013 capital expenditures will be within a range of $2,000,000 to $2,500,000, having incurred approximately $415,000 of net costs in the first three months of 2013.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item
1		Legal Proceedings

Reference is made to Note 11 to the Company’s condensed consolidated financial statements included within this quarterly report on Form 10-Q.

1A		Risk Factors	N/A

2		Unregistered Sales of Equity Securities and Use of Proceeds	None

3		Defaults upon Senior Securities	None

4		Mine Safety Disclosures	N/A

5		Other Information	None

6		Exhibits

	10.1	Second Amendment of Promissory Note, dated as of May 13, 2013, by and among Hallwood Group Incorporated and Hallwood Family (BVI), L.P.

	31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document**

101.SCH		XBRL Taxonomy Extension Schema**

101.CAL		XBRL Taxonomy Extension Calculation Linkbase**

101.DEF		XBRL Additional Taxonomy Extension Definition Linkbase**

101.LAB		XBRL Taxonomy Extension Label Linkbase**

101.PRE		XBRL Taxonomy Extension Presentation Linkbase**

**	Furnished electronically herewith. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

Dated: May 15, 2013	By:	/s/ Richard Kelley
Richard Kelley
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Second Amendment of Promissory Note, dated as of May 13, 2013, by and among Hallwood Group Incorporated and Hallwood Family (BVI), L.P.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

**	Furnished electronically herewith. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.