Form 10-Q
period 2013-06-30
Hallwood Group Inc
filed 2013-08-14
CIK 355766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, $0.10 par value per share	1,525,166 shares

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$160	$193
Accounts receivable, net
Factors	17,976	15,199
Trade and other	3,334	4,145
Inventories	24,038	25,066
Deferred income tax	439	441
Prepaids, deposits and other assets	408	716
Income taxes receivable / prepaid income taxes	121	4,832

	46,476	50,592
Noncurrent Assets
Property, plant and equipment, net	19,477	20,083
Other assets	139	231

	19,616	20,314

Total Assets	$66,092	$70,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,065	$8,884
Accrued expenses and other liabilities	3,613	3,966
Accounts payable – related parties, net	493	161
Current portion of loans payable	1,500	105
Litigation reserve – Hallwood Energy matters	2,079	2,079

	20,750	15,195
Noncurrent Liabilities
Long term portion of loans payable (includes $5,411 and $8,747 to related partyas of June 30, 2013 and December 31, 2012, respectively)	5,411	14,077
Deferred income tax	435	437

	5,846	14,514

Total Liabilities	26,596	29,709
Contingencies and Commitments (Note 11)
Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods;outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	960	2,661
Treasury stock, 870,939 shares for both periods; at cost	(13,404)	(13,404)

Total Stockholders’ Equity	39,496	41,197

Total Liabilities and Stockholders’ Equity	$66,092	$70,906

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended
	June 30,
	2013	2012
Revenues
Textile products sales	$63,767	$73,061
Expenses
Textile products cost of sales	54,915	62,413
Administrative and selling expenses	9,955	13,673
Litigation charge – Hallwood Energy matters	—	13,200

	64,870	89,286

Operating loss	(1,103)	(16,225)
Other Income (Expense)
Interest expense	(349)	(137)
Interest and other income	67	2

	(282)	(135)

Income (loss) before income taxes	(1,385)	(16,360)
Income tax expense (benefit)	316	(5,585)

Net Income (Loss)	$(1,701)	$(10,775)

Net Income (Loss) Per Common Share
Basic	$(1.12)	$(7.07)

Diluted	$(1.12)	$(7.07)

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	June 30,
	2013	2012
Revenues
Textile products sales	$32,484	$37,182
Expenses
Textile products cost of sales	27,456	32,264
Administrative and selling expenses	4,987	6,705

	32,443	38,969

Operating income (loss)	41	(1,787)
Other Income (Expense)
Interest expense	(156)	(112)
Interest and other income	67	1

	(89)	(111)

Income (loss) before income taxes	(48)	(1,898)
Income tax expense (benefit)	309	(675)

Net Income (Loss)	$(357)	$(1,223)

Net Income (Loss) Per Common Share
Basic	$(0.23)	$(0.80)

Diluted	$(0.23)	$(0.80)

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income (Loss)	$(357)	$(1,223)	$(1,701)	$(10,775)
Other Comprehensive Income (Loss)
None	—	—	—	—

Comprehensive Income (Loss)	$(357)	$(1,223)	$(1,701)	$(10,775)

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional Paid-In Capital				Total Stockholders’ Equity
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Par Value			Shares	Cost
Balance, January 1, 2013	2,396	$240	$51,700	$2,661	871	$(13,404)	$41,197
Net income (loss)	—	—	—	(1,701)	—	—	(1,701)

Balance, June 30, 2013	2,396	$240	$51,700	$960	871	$(13,404)	$39,496

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,701)	$(10,775)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Litigation charge – Hallwood Energy matters	—	13,200
Deferred tax expense (benefit)	—	(5,565)
Depreciation, amortization and impairment	1,270	1,195
Provision (recovery) for obsolete inventory	55	257
Provision (recovery) for doubtful accounts and factor dilution	(73)	50
Changes in assets and liabilities:
Partial payment of litigation reserve – Hallwood Energy matters	—	(23,522)
(Increase) decrease in accounts receivable	(1,893)	3,127
Increase (decrease) in accounts payable	4,174	2,887
(Increase) decrease in inventories	973	(144)
Net change in income taxes receivable/payable	4,711	(161)
Increase (decrease) in accrued expenses and other current liabilities	140	(307)
Net change in other assets and liabilities	368	(148)

Net cash provided by (used in) operating activities	8,024	(19,906)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property, plant and equipment	(786)	(793)

Net cash used in investing activities	(786)	(793)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	27,790	8,018
Repayments of revolving credit facilities	(31,620)	(6,518)
Proceeds from loans payable	705	10,000
Repayments of loans payable	(4,146)	(1,000)

Net cash provided by (used in) financing activities	(7,271)	10,500

DECREASE IN CASH AND CASH EQUIVALENTS	(33)	(10,199)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	193	10,869

CASH AND CASH EQUIVALENTS, END OF PERIOD	$160	$670

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(unaudited)

Note 1—Organization, Interim Condensed Consolidated Financial Statements, Liquidity and New Accounting Pronouncements

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

Textile Products. Textile products operations are conducted through Brookwood. Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood has two principal subsidiaries at June 30, 2013:

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

Energy. Prior to October 2009, the Company held an investment in Hallwood Energy, L.P. (“Hallwood Energy”). Hallwood Energy was a privately held independent oil and gas limited partnership and operated as an upstream energy company engaged in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. The Company accounted for the investment in Hallwood Energy using the equity method of accounting. As further discussed in Note 11, Hallwood Energy filed for bankruptcy in March 2009. In connection with the confirmation of Hallwood Energy’s bankruptcy in October 2009, the Company’s ownership interest in Hallwood Energy was extinguished and the Company no longer accounts for the investment in Hallwood Energy using the equity method of accounting.

Impact of the Judgment and Dependency Upon Brookwood for Dividends on the Company’s Liquidity. The Company and its subsidiaries are involved in a number of litigation matters and have spent significant amounts in professional fees in connection with the defense of its pending legal matters. As further discussed in Note 11, in connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. In July 2011, the court in the Adversary Proceeding issued Proposed Findings (as hereinafter defined) setting forth damages totaling approximately $18,700,000, plus prejudgment and postjudgment interest. In April 2012, the United States District Court substantially adopted the Proposed Findings. The Company satisfied the Judgment (as defined in Note 11) of $21,721,000, including prejudgment and postjudgment interest, in May 2012.

As a holding company, the Company is dependent on Brookwood to receive the cash necessary to fund its ongoing operations and its obligations. At June 30, 2013 and December 31, 2012, the Company had approximately $126,000 and $145,000, respectively, of cash and cash equivalents. This amount is not sufficient to fund the Company’s ongoing operations and obligations. Any failure to receive from Brookwood cash required by the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows and could substantially impair the Company’s ability to continue as a going concern. In the event that Brookwood is unable to pay sufficient dividends to the Company to fund its ongoing operating costs, the Company will utilize its available line of credit under the HFL Loan (see Note 5 for further information).

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(unaudited)

Second Amendment to HFL Loan and Proceeds of IRS Refund Reduce HFL Loan. On May 13, 2013, the promissory note associated with the HFL Loan was amended, pursuant to a Second Amendment to Promissory Note, to convert it to a revolving credit facility to provide additional liquidity to the Company. The maturity date of the promissory note continues to be June 30, 2015. See Note 5 for additional information on the HFL Loan.

In late May 2013, the Company received a net refund of approximately $4,300,000 from the IRS of 2010 federal taxes. The proceeds of these funds were used to pay $4,000,000 towards principal and interest outstanding on the HFL Loan, with the balance retained for the Company’s expenses and cash needs. As of June 30, 2013, the outstanding balance of the HFL Loan was $5,411,000. As of June 30, 2013, the Company had $695,000 of credit availability under the HFL Loan for general and administrative costs for the second quarter, and all of the availability for the third and fourth quarters of 2013 of $940,000 and $986,000, respectively.

Brookwood paid dividends to the Company of $650,000 and $250,000, respectively, in January 2013 and April 2013. Subsequent to June 30, 2013, Brookwood paid a dividend to the Company of $1,000,000 in July 2013.

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

Additionally, any payment of dividends or advances by Brookwood to the Company are dependent on a number of other factors including compliance with the loan covenants in the Revolving Credit Facility (as hereinafter defined) with Branch Banking and Trust Company, the approval of Brookwood’s board of directors, Brookwood’s ability to meet the requirements of the Delaware corporate laws for payment of dividends, and compliance with other applicable laws and requirements. As a result, no assurance can be given that these amounts will be available when needed or required.

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

Consolidation Policy. The Company’s Brookwood subsidiary operates on a 5-4-4 week accounting cycle with its months ending on a Saturday for accounting purposes, while the Company operates on a traditional fiscal month accounting cycle. For purposes of the year-end financial statements the Brookwood cycle always ends on December 31, however, its quarterly interim financial statements may not correspond to the fiscal quarter-end. Hallwood Group’s condensed consolidated financial statements as of June 30, 2013 and 2012 include Brookwood’s operations through June 29, 2013 and June 30, 2012, respectively. Estimated operating results of Brookwood for the intervening periods to June 30, 2013 and 2012, respectively, are provided below (in thousands):

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(unaudited)

Amounts in Intervening Periods
Six Months Ended June 30,
	2013	2012
	(no business days)	(no business days)
Textile products sales	$—	$—
Textile products costs of sales	—	—
Administrative and selling expenses	—	—

Note 2—Hallwood Financial Limited Proposal and Merger Agreement

As previously announced, on November 6, 2012, the Company received a proposal (the “HFL Proposal”) from Hallwood Financial Limited (“Parent”) to acquire all of the outstanding shares of Company Common Stock that it does not beneficially own at a cash purchase price of $10.00 per share. On November 7, 2012, at the Company’s regularly scheduled Board of Directors meeting, a special committee, consisting solely of independent and disinterested directors (the “Special Committee”), was formed to consider and negotiate the HFL Proposal and to make a recommendation to the Company’s Board of Directors. Subsequently, the Special Committee retained its own independent legal representation and selected and engaged a financial advisor to assist in the review of the proposed transaction.

On June 4, 2013, the Company announced that the Company, Parent, and HFL Merger Corporation, a Delaware corporation and a wholly owned subsidiary of the Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. Parent is controlled by Anthony J. Gumbiner, Chairman and Chief Executive Officer of the Company and Parent currently owns 1,001,575, or 65.7%, of the issued and outstanding shares of common stock, par value $0.10 per share, of the Company (such shares, collectively, the “Company Common Stock,” and, each, a “Share”).

All of the members of the Board of Directors of the Company other than Mr. Gumbiner (who did not participate in the meeting), acting upon the unanimous recommendation of the Special Committee, have (i) determined that it is in the best interests of the Company and its stockholders (other than Parent and Merger Sub), and declared it advisable, to enter into the Merger Agreement, (ii) approved the execution, delivery and performance of the Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger and (iii) resolved to recommend adoption of the Merger Agreement by the stockholders of the Company;

At the effective time of the Merger, each Share of Company Common Stock outstanding immediately prior to the effective time of the Merger and not already owned by Parent will receive $10.00 in cash, without interest.

Stockholders of the Company will be asked to vote on the adoption of the Merger Agreement at a special stockholders meeting that will be held on a date to be announced. The closing of the Merger is subject to a non-waivable condition that the Merger Agreement be adopted by (i) the affirmative vote of the holders of a majority of the outstanding shares of the Company Common Stock entitled to vote on the adoption of the Merger Agreement, voting together as a single class, and (ii) the affirmative vote of the holders of a majority of the outstanding shares of the Company Common Stock, voting together as a single class, excluding all shares of Company Common Stock owned by Parent, Merger Sub, Mr. Gumbiner or any of their respective affiliates (other than the Company and its subsidiaries), or by any director, officer or other employee of the Company or any of its subsidiaries.

Consummation of the Merger is subject to certain other customary conditions, including, among others, (i) absence of any order or injunction prohibiting the consummation of the Merger, (ii) subject to certain exceptions, the accuracy of representations and warranties with respect to the business of the Company, (iii) each of the Company and Parent having performed their respective obligations pursuant to the Merger Agreement and (iv) the absence of a “Company Material Adverse Effect,” which is defined in the Merger Agreement to include the occurrence of an “Event of Default” under that certain Loan Agreement, dated as of March 30, 2012, among Branch Banking and Trust Company, Brookwood Companies Incorporated, the Company and the other signatories thereto, filed with Securities and Exchange Commission (the “SEC”) as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(unaudited)

In connection with the proposed merger transaction, the Company will file with the SEC and furnish to the Company’s stockholders a Proxy Statement and other relevant documents. Before making any voting decision, the Company’s stockholders are urged to read the Proxy Statement in its entirety when it becomes available and any other documents to be filed with the SEC in connection with the proposed merger or incorporated by reference into the Proxy Statement because those documents will contain important information about the proposed merger and the parties to the merger. The Company’s stockholders will be able to obtain a free copy of documents filed with the SEC at the SEC’s website at http://www.sec.gov. In addition, the Company’s stockholders may obtain a free copy of the Company’s filings with the SEC from the Company’s website at http://www.hallwood.com/hwg/SEC.php or by directing a request to: The Hallwood Group Incorporated, 3710 Rawlins, Suite 1500, Dallas, TX 75219; Attention: Investor Relations; Phone: (214) 528-5588 or (800) 225-0135.

On July 11, 2013, the Merger Agreement was amended to provide that it would not be commercially reasonable to file the Proxy Statement and Schedule 13E-3 prior to October 31, 2013.

The foregoing information only summarizes certain terms of the Merger Agreement, as amended, and is not a complete description of all of the parties’ rights and obligations under the Merger Agreement, as amended. For the complete terms, please read: (a) the Merger Agreement as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013 and (b) the amendment included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2013.

The Company’s shares trade on the NYSE MKT stock exchange under the symbol of HWG and closed on November 5, 2012 (the day prior to the receipt of the HFL Proposal) at $6.00 per share. The Company’s shares closed on August 8, 2013 at $9.60 per share.

Note 3—Inventories

All inventories relate to Brookwood. Inventories as of the balance sheet dates were comprised of the following (in thousands):

	June 30,	December 31,
	2013	2012
Raw materials	$5,338	$6,873
Work in progress	4,841	4,401
Finished goods	13,859	13,792

Total	$24,038	$25,066

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(unaudited)

Note 4—Operations of Brookwood Companies Incorporated

Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding U.S. Government, may be assigned for collection to the factor, subject to a commission and the factor’s prior approval. Factored receivables were $17,976,000 and $15,199,000 at June 30, 2013 and December 31, 2012, which were net of a returned goods dilution allowance of $176,000 and $174,000, respectively.

Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of August 14, 2013, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Trade receivables were $3,209,000 and $3,980,000 at June 30, 2013 and December 31, 2012, which were net of an allowance for doubtful accounts of $59,000 and $134,000, respectively.

Sales Concentration. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during 2013 and 2012. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $7,898,000 and $14,848,000 in the 2013 second quarter and six month periods, respectively, compared to $3,992,000 and $10,700,000 in the 2012 comparable periods. Sales to Tennier represented 24.3% and 10.7% of Brookwood’s net sales in the 2013 and 2012 second quarters, respectively, and 23.3% and 14.6% in the 2013 and 2012 six month periods, respectively.

Military sales accounted for $16,388,000 and $32,102,000 in the 2013 second quarter and six month periods, compared to $19,556,000 and $41,231,000 in 2012, respectively. The military sales represented 50.5% and 52.6% of Brookwood’s net sales in the 2013 and 2012 second quarters, respectively, and 50.3% and 56.4% in the 2013 and 2012 six month periods, respectively. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract.

Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has an aggregate liquidation preference of $13,500,000 plus accrued but unpaid dividends. At June 30, 2013, cumulative dividends in arrears on the preferred stock totaled approximately $456,000.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Plan”) to incentivize employees of Brookwood to increase the value of Brookwood and to continue their employment with Brookwood. The terms of the 2005 Plan provide for a total award amount to participants equal to 15% of the net fair market value of all consideration received by the Company or its stockholders in a change of control transaction (as defined in the 2005 Plan and further explained below), in excess of the sum of the liquidation preference plus accrued but unpaid dividends on Brookwood’s Series A Preferred Stock (the “Preferred Stock”) ($14,161,000 at June 30, 2013). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of the cash dividends actually paid. The 2005 Plan generally defines a change of control transaction as a transaction that (i) is approved by the Company’s board of directors or by the holders of at least 50% of the Company’s voting capital stock then-entitled to vote generally in the election of directors, (ii) is a transaction in which either the Company or its stockholders receive consideration, and (iii) results in: (x) a change in beneficial ownership of the Company or Brookwood of at least 50% of the combined voting power of the Company’s or Brookwood’s then-outstanding stock then-entitled to vote generally in the election of directors, (y) the sale of all or substantially all of the assets of Brookwood, or (z) any other transaction that, in the discretion of the Company’s board of directors has substantially the same effect as the transactions specified in clauses (x) and (y), above. Pursuant to the terms of the 2005 Plan, certain transfers, generally among existing stockholders and their related parties, do not fall within the meaning of “change in control” under the 2005 Plan.

However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, in the aggregate and prior to the change of control transaction an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if certain members of Brookwood’s senior management do not have, in the aggregate and prior to a change of control transaction, an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000. As of June 30, 2013, no amounts have been accrued or paid under the 2005 plan.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(unaudited)

Note 5—Loans Payable

Loans payable at the balance sheet dates were as follows (in thousands):

	June 30,	December 31,
	2013	2012
HFL Loan; due June 2015	$5,411	$8,747
Revolving Credit Facility; due March 2014	1,500	5,330
Other loan payable; repaid April 2013	—	105

Total	6,911	14,182
Current portion	(1,500)	(105)

Noncurrent portion	$5,411	$14,077

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

The interest rate payable on the Revolving Credit Facility, as amended, is dependent on a leverage ratio (as defined in the Revolving Credit Facility) and can vary from LIBOR plus 1.00% to 3.00%, as long as BB&T continues to be one of Brookwood’s primary factoring service providers. If at any time BB&T is not one of Brookwood’s primary factoring service providers, then Brookwood will pay a one-time fee in the amount of $62,500 and the interest rates will be increased by 0.50%. The interest rate on the facility was 1.71% and 2.21% at June 30, 2013 and December 31, 2012, respectively.

The terms of the Revolving Credit Facility, as amended, provide that the facility may be used for refinancing existing indebtedness, providing for working capital and financing ongoing operations and capital expenditures.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(unaudited)

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

The outstanding balance of the Revolving Credit Facility was $1,500,000 and $5,330,000 at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, subject to the existing loan covenants, Brookwood had approximately $13,137,000 and $1,647,000, respectively, of additional borrowing availability under this facility, which was net of a standby letter of credit for $91,000 in each period.

As of June 30, 2013, March 31, 2013 and for each of the quarterly periods during 2012, Brookwood was in compliance with loan covenants of the Revolving Credit Facility.

Payments of Dividends. In May 2012, following the Company’s request for additional dividends, Brookwood requested BB&T to approve two dividends for a total amount of $9,000,000 (including the previously mentioned $8,000,000 dividend that the Company used in part to satisfy the Judgment in the Adversary Proceeding). BB&T consented to the dividends, which were paid to the Company in May 2012.

The August 24, 2012 amendment provides that cash dividends or advances to the Company may be made under certain circumstances, as discussed below, provided no event of default has occurred or would result from any such payment. Brookwood may pay to the Company (a) periodic payments for tax sharing obligations, (b) discretionary dividends in an aggregate amount not to exceed 50% of Brookwood’s net income for the fiscal year with respect to which such dividends are made, and (c) other dividends or distributions in an aggregate amount not to exceed $15,000,000 (of which, as of July 31, 2013, a total of $11,902,000 has been utilized with an $8,000,000 dividend in May 2012, the reclassification of $3,000,000 of discretionary dividends attributable to 2012 due to Brookwood’s financial results for 2012, and reclassification of approximately $902,000 of discretionary dividends attributable to 2013). Any future payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

Additionally, Brookwood paid 2012 dividends to the Company of $1,000,000 in August and $350,000 in December. Brookwood paid dividends to the Company of $650,000 and $250,000, respectively, in January 2013 and April 2013. Subsequent to June 30, 2013, Brookwood paid a dividend to the Company of $1,000,000 in July 2013.

Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the Revolving Credit Facility loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $47,548,000 and $47,751,000 at June 30, 2013 and December 31, 2012, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(unaudited)

HFL Loan. In May 2012, to fund in part the payment of the Judgment, the Company borrowed $10,000,000 from Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder (the “HFL Loan”). The Company paid $4,000,000 towards principal and interest outstanding on the net HFL Loan after receiving a net refund from the IRS of 2010 federal income taxes of approximately $4,300,000 in late May 2013. The remaining balance on the HFL Loan is secured by a subordinated pledge of all of the stock of Brookwood. In connection with the HFL Loan, a Pledge and Security Agreement and a Subordination and Intercreditor Agreement (“Intercreditor Agreement”) were entered into and effective May 9, 2012. The Intercreditor Agreement, among other things, subordinates any security interest or lien that Hallwood Family (BVI) L.P. may have in certain assets of the Company, including the stock of Brookwood, to BB&T. The HFL Loan bears interest at the rate of 6% per year, payable on a quarterly basis. The Company may prepay the HFL Loan at any time without penalty. The documents reflecting the HFL Loan contain representations, warranties and covenants that are typical for loans of this type. The outstanding balance on the HFL Loan was $8,747,000 at December 31, 2012.

On March 11, 2013, the promissory note associated with the HFL Loan was amended, pursuant to a First Amendment to Promissory Note, to primarily (i) extend the maturity date of the HFL Loan by two years until June 30, 2015 and (ii) provide for an additional advance of $300,000 under the promissory note, resulting in a then outstanding balance of $9,047,000 as of March 31, 2013.

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

(b)	An amount that would result in the aggregate principal amount of the HFL Loan outstanding to exceed $10,000,000.

General and administrative costs were $1,064,000 in the second quarter of 2013, and are estimated to be approximately $940,000, and $986,000 in the third and fourth quarters of 2013. These general and administrative costs are estimated based on historic recurring costs of the Company and the actual amount of general and administrative costs of the Company for these periods could differ significantly as a result of unforeseen and/or other non-recurring costs. Amounts borrowed may be repaid and reborrowed at any time prior to the earliest of any of the following (the “Final Revolver Draw Date”): (v) such date as either (i) Hallwood Financial Limited has notified the Company in writing that it has withdrawn the HFL Proposal or (ii) the Company has notified Hallwood Financial Limited that it is no longer considering the HFL Proposal; (w) the consummation of the purchase of all of the issued and outstanding shares of common stock of the Company, as contemplated by the HFL Proposal; (x) the termination of any definitive agreement between the Company and Hallwood Financial Limited relating to the HFL Proposal in accordance with the terms of such agreement; (y) the occurrence of any Event of Default for which the Opportunity to Cure Non-Monetary Default, if applicable, shall have expired, or (z) December 31, 2013. Hallwood Financial Limited shall have no obligation to advance any additional amounts to the Company on or after the Final Revolver Draw Date.

In late May 2013, the Company received a net refund of approximately $4,300,000 from the IRS of 2010 federal taxes. The proceeds of these funds were used to pay $4,000,000 towards principal and interest outstanding on the HFL Loan, with the balance retained for the Company’s expenses and cash needs. As of June 30, 2013, the outstanding balance of the HFL Loan was $5,411,000. As of June 30, 2013, the Company had $695,000 of credit availability under the HFL Loan for general and administrative costs for the second quarter, and all of the availability for the third and fourth quarters of 2013 of $940,000 and $986,000, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(unaudited)

Other Loan Payable. On July 31, 2012, the Company entered into a promissory note to finance $237,000 of premiums (net of a down payment of $27,000) related to certain insurance policies with premiums equal to a total of $264,000. The promissory note had an interest rate of 2.99%, required nine equal monthly payments of approximately $27,000 beginning August 31, 2012, and incurred approximately $3,000 of finance charges, or interest, over the term until its maturity on April 30, 2013. The promissory note was paid in full on May 2, 2013. The outstanding balance as of June 30, 2013 and December 31, 2012 was $-0- and $105,000, respectively.

Note 6—Income Taxes

Following is a schedule of the Company’s income tax expense (benefit) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Federal
Current	$265	$1,045	$265	$(8)
Deferred	—	(1,698)	—	(5,566)

Sub-total	265	(653)	265	(5,574)
State
Current	44	(22)	51	(11)
Deferred	—	—	—	—

Sub-total	44	(22)	51	(11)

Total	$309	$(675)	$316	$(5,585)

The Company recorded no federal deferred tax benefit for the six months ended June 30, 2013 since the deferred tax asset resulting from the estimated tax loss for the same period in the amount of $496,000 was offset by a full valuation allowance. The federal current tax expense in the second quarter of 2013 and six month period ended June 30, 2013 of $265,000 is attributable to the receipt of federal tax refund of $4,305,000, compared to the estimated refund amount of $4,570,000 reported at December 31, 2012.

The net deferred tax asset for the Company was $4,000 and $4,000 at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, the deferred tax asset, before valuation allowance, was comprised principally of $4,971,000 related to the anticipated carryforward of the remaining 2012 taxable loss not eligible for carryback and the estimated taxable loss for the first six months of 2013 to future periods; $265,000 of alternative minimum tax credits; and $520,000 of net temporary differences, including $707,000 related to loss reserves on litigation matters. Due to continuing uncertainty related to taxable income to be reported in future periods (after consideration of historical results, current business trends, and other objectively verifiable information), the Company continues to record a valuation allowance on substantially all of its deferred tax assets at June 30, 2013.

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

The Company had a federal income tax receivable of $-0- and $4,570,000 at June 30, 2013 and December 31, 2012, respectively, and net state taxes receivable of $121,000 and $262,000 at June 30, 2013 and December 31, 2012, respectively. The federal income tax receivable as of December 31, 2013 is for the carryback of the 2012 federal net operating loss to the 2010 tax year; in late May 2013, the Company received a net refund of approximately $4,300,000, after payment of $265,000 of alternative minimum taxes related to the 2010 tax year.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(unaudited)

Note 7—Fair Value of Financial Instruments

The following table summarizes the valuation of the Company’s financial instruments based upon the inputs used to measure fair value in the three levels of the fair value hierarchy as of June 30, 2013 and December 31, 2012.

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities

•	Level 2 – Quoted prices for similar assets or liabilities in active markets or inputs that are observable

•	Level 3 – Inputs that are unobservable

	June 30, 2013
	Level 1	Level 2	Level 3
Cash Equivalents
Money market funds	$2	$—	$—

	December 31, 2012
	Level 1	Level 2	Level 3
Cash Equivalents
Money market funds	$23	$—	$—

Money market funds are classified as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses are considered to approximate their carrying value. These include cash, short term receivables, accounts payable and other liabilities. Because the interest rate on the Revolving Credit Facility is variable, the fair value approximates its carrying value. In addition, the fair value of the HFL Loan approximates its carrying as of June 30, 2013 and December 31, 2012.

Note 8—Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows

The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

Supplemental schedule of non-cash investing and financing activities:

	Six Months Ended
	June 30,
Description	2013	2012
Accrued capital expenditures in accounts payableand accrued expenses:
Amount at end of period	$142	$59

Supplemental disclosures of cash payments:
Income taxes paid (refunded)	$(4,395)	$130
Interest paid	357	46

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(unaudited)

Note 9—Computation of Income (Loss) Per Common Share

The following table reconciles weighted average shares outstanding from basic to diluted methods and reconciles net income (loss) used in the computation of income (loss) per share for the basic and diluted methods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Description	2013	2012	2013	2012
Weighted Average Shares Outstanding
Basic and diluted	1,525	1,525	1,525	1,525

Net Income (Loss)
Basic and diluted	$(357)	$(1,223)	$(1,701)	$(10,775)

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

A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Consulting fees	$249	$249	$498	$498
Interest expense on HFL Loan	111	80	241	80
Office space and administrative services	47	88	117	153
Travel and other expenses	4	9	19	27

Total	$411	$426	$875	$758

In May 2012, to fund in part the payment of the Judgment, the Company entered into the HFL Loan with Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Gumbiner. The interest expense payable on the HFL Loan was $111,000 and $133,000 at June 30, 2013 and December 31, 2012, respectively. See Note 5 for more information.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(unaudited)

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

HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the Dallas office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended June 30, 2013 and 2012, these companies reimbursed the Company $26,000 and $27,000, respectively, for such expenses. For the six months ended June 30, 2013 and 2012, these companies reimbursed the Company $56,000 and $53,000, respectively.

Note 11—Litigation, Contingencies and Commitments

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

In July 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that Brookwood infringed five United States patents pertaining to internally-coated webs. In October 2007, The Hallwood Group Incorporated was dismissed from the lawsuit. Nextec later added additional patents to the lawsuit. After a number of motions, only two patents remained in the action and were being asserted against the process and machine for making defendants’ Agility Storm-Tec X-Treme and Eclipse Storm-Tec X-Treme fabrics, which constitute two levels of the Military’s Extended Cold Weather Clothing System. Nextec was seeking a permanent injunction as well as damages in an amount to be determined at trial. After a five week trial that ended on June 1, 2012, the Court ruled from the bench that, while Nextec’s patents were valid, Brookwood had not infringed any of the patents in the lawsuit. On July 20, 2012, Nextec filed a motion requesting that the Court either correct/amend its finding of non-infringement or grant a new trial, which the Court subsequently denied. The Court’s Order and Final Judgment was issued June 21, 2012. Nextec has since filed a notice of appeal to the United States Court of Appeals for the Federal Circuit and submitted its appeal brief on January 28, 2013. Brookwood subsequently filed a notice of cross-appeal and filed its brief on May 3, 2013. Nextec filed its Response and Reply brief on July 1, 2013, and Brookwood filed its Reply brief on August 1, 2013. Separately, and prior to trial, Brookwood filed requests for reexamination by the United States Patent and Trademark Office of the remaining patent claims at issue in the litigation. The United States Patent and Trademark Office granted the reexamination requests and issued first office actions rejecting all the reexamined patent claims as unpatentable over the prior art of record. With respect to one of the patents, the Patent Office has since received Nextec’s responsive arguments and subsequently issued a reexamination certificate. With respect to the second patent, the Patent Office has since received Nextec’s responsive arguments and has issued a final rejection to that patent. Nextec has appealed this rejection.

Hallwood Energy. In March 2009, Hallwood Energy, Hallwood Energy Management, LLC, its general partner, (“HEM”) and Hallwood Energy’s subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. The cases were adjudicated in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, in In re Hallwood Energy, L.P., et al Case No. 09-31253. The Company was only an investor in and creditor of Hallwood Energy. The bankruptcy filing did not include the Company or Brookwood.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

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

Six Months Ended June 30, 2013 and 2012

(unaudited)

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

On April 24, 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. Based upon the monetary damages (including prejudgment and postjudgment interest, legal fees and court costs) awarded in the Judgment, the Company, in consultation with the Company’s litigation counsel, recorded an additional charge of $13,200,000 at March 31, 2012 in its statement of operations and balance sheet as an accrual under Hallwood Energy matters – Litigation Reserve. Accordingly, the total reserve at March 31, 2012 for the Adversary Proceeding was $23,901,000. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. The Company appealed to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. However, on June 7, 2013, the Fifth Circuit affirmed the judgment. The parties settled the amount of court costs for approximately $101,000, which was paid in August 2012. In addition, the Company will be required to pay certain attorneys’ fees incurred by the plaintiffs. At June 30, 2013 and December 31, 2012, the litigation reserve for the Hallwood Energy Matters is $2,079,000. While the Company will be required to pay some additional amount of money to the plaintiffs as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company, the amount and timing of that payment are currently unresolved and will be determined by the court. The plaintiffs have alleged that they are entitled to approximately $4,000,000 for attorney fees. On August 6, 2013, the Bankruptcy Court informed the parties that it would recommend to the District Court that the plaintiffs be awarded $996,490.72 in aggregate attorneys’ fees. The Bankruptcy Court indicated that it would soon file its report and recommendation, after which the parties will have the opportunity to submit objections to the District Court. The District Court will decide whether to adopt, reject, or modify the Bankruptcy Court’s report and recommendation, which could take several months. The Company has not adjusted downward the litigation reserve amount, pending a final decision from the District Court.

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

Six Months Ended June 30, 2013 and 2012

(unaudited)

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

Claim Filed by Company with Insurance Carrier for Directors’ and Officers’ Liability Insurance Policy. Prior to entering into the Settlement Agreement, the Company incurred significant legal fees and associated costs in connection with these legal matters. The Company filed claims with the insurance carrier for the directors’ and officers’ liability insurance policies maintained by the Company for reimbursement of those legal fees and costs. The aggregate limit for each policy year under the Company’s policies has been $10,000,000. The insurance carrier has taken the position that all of the claims asserted in the Hallwood Energy litigation relate to the 2008—2009 policy year.

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

Six Months Ended June 30, 2013 and 2012

(unaudited)

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

From time to time Brookwood and its subsidiaries have paid fines or penalties for alleged failure to comply with certain environmental requirements, which did not exceed $100,000 in the aggregate during the three years ended December 31, 2012. In addition, Brookwood and its subsidiaries have entered into various settlements and agreements with the regulatory authorities requiring the companies to perform certain tests, undertake certain studies, and install remedial facilities. Brookwood and its subsidiaries incurred capital expenditures to comply with environmental regulations of approximately $572,000 in the year ended December 31, 2012 and $80,000 during the six months ended June 30, 2013. In addition, Brookwood and its subsidiaries regularly incur expenses associated with various studies and tests to monitor and maintain compliance with diverse environmental requirements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(unaudited)

Note 12—Segments and Related Information

The Company operates as a holding company with its principal business in the textile products industry through its Brookwood subsidiary. The following represents the Company’s reportable amounts by business segment for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Textile
	Products (a)	Other (b)	Consolidated
Three Months ended June 30, 2013
Total revenue from external sources	$32,484	$—	$32,484

Operating income (loss)	$1,105	$(1,064)	$41
Other income (expense), net	(44)	(45)	(89)

Income (loss) before income taxes	$1,061	$(1,109)	$(48)

Three Months ended June 30, 2012
Total revenue from external sources	$37,182	$—	$37,182

Operating income (loss)	$(734)	$(1,053)	$(1,787)
Other income (expense), net	(32)	(79)	(111)

Income (loss) before income taxes	$(766)	$(1,132)	$(1,898)

Six Months ended June 30, 2013
Total revenue from external sources	$63,767	$—	$63,767

Operating income (loss)	$1,199	$(2,302)	$(1,103)
Other income (expense), net	(106)	(176)	(282)

Income (loss) before income taxes	$1,093	$(2,478)	$(1,385)

Six Months ended June 30, 2012
Total revenue from external sources	$73,061	$—	$73,061

Operating income (loss)	$(668)	$(15,557)	$(16,225)
Other income (expense ), net	(57)	(78)	(135)

Income (loss) before income taxes	$(725)	$(15,635)	$(16,360)

(a)	The operating income (loss) amounts for Brookwood, the textile products segment, include costs and expenses for the Nextec litigation of $255,000 and $1,741,000 for the 2013 and 2012 second quarter periods, respectively, and $301,000 and $3,409,000 for the 2013 and 2012 six month periods, respectively . See Note 11 for more information on the Nextec litigation.
(b)	In connection with the Hallwood Energy litigation matters discussed in Note 11, the Company recorded a loss reserve of $13,200,000 in the 2012 first quarter.

No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2012 annual report. The total assets for Hallwood Group’s operating segments have not materially changed since the December 31, 2012 annual report.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including but not limited to the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” information concerning the Company’s business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the outcome of pending litigation, and its strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “might,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” “doubt” or “believe.” The Company intends that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond the Company’s ability to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by the Company or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described in the Company’s annual report on Form 10-K for the year ended December 31, 2012 under Item 1A — “Risk Factors”. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company’s business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, including without limitation, changes in its business strategy or planned capital expenditures, growth plans, or to reflect the occurrence of unanticipated events, although other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission (the “SEC”).

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

Hallwood Financial Proposal and Merger Agreement. As previously announced, on November 6, 2012, the Company received a proposal (the “HFL Proposal”) from Hallwood Financial Limited (“Parent”) to acquire all of the outstanding shares of Company Common Stock that it does not beneficially own at a cash purchase price of $10.00 per share. On November 7, 2012, at the Company’s regularly scheduled Board of Directors meeting, a special committee, consisting solely of independent and disinterested directors (the “Special Committee”), was formed to consider and negotiate the HFL Proposal and to make a recommendation to the Company’s Board of Directors. Subsequently, the Special Committee retained its own independent legal representation and selected and engaged a financial advisor to assist in the review of the proposed transaction.

On June 4, 2013, the Company announced that the Company, Parent, and HFL Merger Corporation, a Delaware corporation and a wholly owned subsidiary of the Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. Parent is controlled by Anthony J. Gumbiner, Chairman and Chief Executive Officer of the Company and Parent currently owns 1,001,575, or 65.7%, of the issued and outstanding shares of common stock, par value $0.10 per share, of the Company (such shares, collectively, the “Company Common Stock,” and, each, a “Share”).

All of the members of the Board of Directors of the Company other than Mr. Gumbiner (who did not participate in the meeting), acting upon the unanimous recommendation of the Special Committee, have (i) determined that it is in the best interests of the Company and its stockholders (other than Parent and Merger Sub), and declared it advisable, to enter into the Merger Agreement, (ii) approved the execution, delivery and performance of the Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger and (iii) resolved to recommend adoption of the Merger Agreement by the stockholders of the Company;

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At the effective time of the Merger, each Share of Company Common Stock outstanding immediately prior to the effective time of the Merger and not already owned by Parent will receive $10.00 in cash, without interest.

Stockholders of the Company will be asked to vote on the adoption of the Merger Agreement at a special stockholders meeting that will be held on a date to be announced. The closing of the Merger is subject to a non-waivable condition that the Merger Agreement be adopted by (i) the affirmative vote of the holders of a majority of the outstanding shares of the Company Common Stock entitled to vote on the adoption of the Merger Agreement, voting together as a single class, and (ii) the affirmative vote of the holders of a majority of the outstanding shares of the Company Common Stock, voting together as a single class, excluding all shares of Company Common Stock owned by Parent, Merger Sub, Mr. Gumbiner or any of their respective affiliates (other than the Company and its subsidiaries), or by any director, officer or other employee of the Company or any of its subsidiaries.

Consummation of the Merger is subject to certain other customary conditions, including, among others, (i) absence of any order or injunction prohibiting the consummation of the Merger, (ii) subject to certain exceptions, the accuracy of representations and warranties with respect to the business of the Company, (iii) each of the Company and Parent having performed their respective obligations pursuant to the Merger Agreement and (iv) the absence of a “Company Material Adverse Effect,” which is defined in the Merger Agreement to include the occurrence of an “Event of Default” under that certain Loan Agreement, dated as of March 30, 2012, among Branch Banking and Trust Company, Brookwood Companies Incorporated, the Company and the other signatories thereto, filed with the SEC as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In connection with the proposed merger transaction, the Company will file with the SEC and furnish to the Company’s stockholders a Proxy Statement and other relevant documents. Before making any voting decision, the Company’s stockholders are urged to read the Proxy Statement in its entirety when it becomes available and any other documents to be filed with the SEC in connection with the proposed merger or incorporated by reference into the Proxy Statement because those documents will contain important information about the proposed merger and the parties to the merger. The Company’s stockholders will be able to obtain a free copy of documents filed with the SEC at the SEC’s website at http://www.sec.gov. In addition, the Company’s stockholders may obtain a free copy of the Company’s filings with the SEC from the Company’s website at http://www.hallwood.com/hwg/SEC.php or by directing a request to: The Hallwood Group Incorporated, 3710 Rawlins, Suite 1500, Dallas, TX 75219; Attention: Investor Relations; Phone: (214) 528-5588 or (800) 225-0135.

On July 11, 2013, the Merger Agreement was amended to provide that it would not be commercially reasonable to file the Proxy Statement and Schedule 13E-3 prior to October 31, 2013.

The foregoing information only summarizes certain terms of the Merger Agreement, as amended, and is not a complete description of all of the parties’ rights and obligations under the Merger Agreement, as amended. For the complete terms, please read: (a) the Merger Agreement as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013 and (b) the amendment included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2013.

The Company’s shares trade on the NYSE MKT stock exchange under the symbol of HWG and closed on November 5, 2012 (the day prior to the receipt of the HFL Proposal) at $6.00 per share. The Company’s shares closed on August 8, 2013 at $9.60 per share.

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

As further discussed under Item 1A, “Risk Factors” of Form 10-K for the year ended December 31, 2012, (i) the Company is dependent upon Brookwood for cash, (ii) the Company does not currently earn sufficient cash through its operations, directly or through Brookwood, to fund its ongoing operating costs without in part utilizing its available line of credit under the HFL Loan, and (iii) Brookwood’s ability to pay the Company a dividend or other advance is dependent upon circumstances that are outside of the Company’s control. The Company can give no assurance that Brookwood will have the ability to satisfy the Company’s cash flow needs, or that the Company would be able to obtain other sources of funding in such a circumstance, and therefore there is substantial doubt as to the Company’s ability to continue as a going concern.

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

Brookwood paid dividends to the Company of $650,000 and $250,000, respectively, in January 2013 and April 2013. Subsequent to June 30, 2013, Brookwood paid a dividend to the Company of $1,000,000 in July 2013.

As a holding company, the Company is dependent on Brookwood to receive the cash necessary to fund its ongoing operations and its obligations. At June 30, 2013 and December 31, 2012, the Company had approximately $126,000 and $145,000, respectively, of cash and cash equivalents. Any failure to receive from Brookwood cash required by the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows and could substantially impair the Company’s ability to continue as a going concern.

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

Second Amendment to HFL Loan and Proceeds of IRS Refund Reduce HFL Loan. On May 13, 2013, the promissory note associated with the HFL Loan was amended, pursuant to a Second Amendment to Promissory Note, to convert it to a revolving credit facility to provide additional liquidity to the Company. The maturity date of the promissory note continues to be June 30, 2015.

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

General and administrative costs were $1,064,000 in the second quarter of 2013, and are estimated to be approximately $940,000, and $986,000 in the third and fourth quarters of 2013. These general and administrative costs are estimated based on historic recurring costs of the Company and the actual amount of general and administrative costs of the Company for these periods

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

could differ significantly as a result of unforeseen and/or other non-recurring costs. Amounts borrowed may be repaid and reborrowed at any time prior to the Final Revolver Draw Date (as defined in Note 5 of this Form 10-Q). Hallwood Financial Limited shall have no obligation to advance any additional amounts to the Company on or after the Final Revolver Draw Date.

In late May 2013, the Company received a net refund of approximately $4,300,000 from the IRS of 2010 federal taxes. The proceeds of these funds were used to pay $4,000,000 towards principal and interest outstanding on the HFL Loan, with the balance retained for the Company’s expenses and cash needs. As of June 30, 2013, the outstanding balance of the HFL Loan was $5,411,000. As of June 30, 2013, the Company had $695,000 of credit availability under the HFL Loan for general and administrative costs for the second quarter, and all of the availability for the third and fourth quarters of 2013 of $940,000 and $986,000, respectively.

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

While Brookwood has enjoyed substantial revenues from its military business, there is no assurance that such revenues will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend management believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. As this activity changes, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $16,388,000 and $32,102,000 for the 2013 second quarter and six month periods, respectively, were 16.2% and 22.1% lower than the comparable periods in 2012 of $19,556,000 and $41,231,000.

From time to time, the military limits orders for existing products and adopts revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. The U.S. government released orders in recent years that include Brookwood’s products, which resulted in significant military sales. Changes in specifications, procurement entity budgets, or orders present a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications, budgetary and production requirements. Brookwood has regularly conducted research and development on various processes and products intended to comply with the revised specifications and it participates in the bidding process for new military products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason. Brookwood’s sales could be adversely affected. A provision of U.S. federal law, known as the Berry Amendment, generally requires the Department of Defense to give preference in procurement to domestically produced products, including textiles. Brookwood’s sales of products to the U.S. military market are highly dependent upon the continuing application and enforcement of the Berry Amendment by the U.S. government. In addition, the U.S. government is releasing contracts for shorter periods than in the past. Management acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sales trends.

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

Results of Operations

Hallwood Group reported a net loss of $(357,000) and $(1,701,000) for the second quarter of 2013 and six month period ended June 30, 2013, respectively, compared to a net loss of $(1,223,000) and $(10,775,000) for the same periods in 2012. Revenue for the second quarter of 2013 and six month period ended June 30, 2013, respectively, was $32,484,000 and $63,767,000, compared to $37,182,000 and $73,061,000 for the same periods in 2012.

Hallwood Group had an operating income (loss) of $41,000 and $(1,103,000) in the second quarter of 2013 and six month period ended June 30, 2013, respectively, compared to $(1,787,000) and $(16,225,000) for the same periods in 2012. The results for the 2012 six month period included a litigation charge of $13,200,000 in connection with the Hallwood Energy litigation matters.

Brookwood had operating income of $1,105,000 and $1,199,000 for the second quarter of 2013 and six month period ended June 30, 2013, respectively, compared to an operating loss of $(734,000) and $(668,000) for the same periods in 2012. The results included costs and expenses incurred by Brookwood in the Nextec litigation matters totaling $255,000 and $301,000 for the second quarter of 2013 and six month period ended June 30, 2013, compared to $1,741,000 and $3,409,000 for the same periods in 2012.

The Company had operating losses of $(1,064,000) and ($2,302,000) for the second quarter of 2013 and six month period ended June 30, 2013, respectively, compared to $(1,053,000) and $(15,557,000) for the same periods in 2012. The results for the 2012 six month period included a litigation charge of $13,200,000 in connection with the Hallwood Energy litigation matters.

Revenues

Textile products sales of $32,484,000 decreased by $4,698,000, or 12.6%, in the 2013 second quarter, compared to $37,182,000 for the same period in 2012. Sales for the 2013 six month period of $63,767,000 decreased by $9,294,000, or 12.7%, compared to $73,061,000 in 2012. The decreases in 2013 were principally due to reduced sales of specialty fabric to U.S. military contractors as a result of decreases in orders from the military to Brookwood’s customers. Military sales accounted for $16,388,000 and $32,102,000 in the 2013 second quarter and six month periods, compared to $19,556,000 and $41,231,000 in 2012, respectively. The military sales represented 50.5% and 52.6% of Brookwood’s net sales in the 2013 and 2012 second quarters, respectively, and 50.3% and 56.4% in the 2013 and 2012 six month periods, respectively. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract.

Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during 2013 and 2012. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $7,898,000 and $14,848,000 in the 2013 second quarter and six month periods, respectively, compared to $3,992,000 and $10,700,000 in the 2012 comparable periods. Sales to Tennier represented 24.3% and 10.7% of Brookwood’s net sales in the 2013 and 2012 second quarters, respectively, and 23.3% and 14.6% in the 2013 and 2012 six month periods, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses

Textile products cost of sales of $27,456,000 for the 2013 second quarter decreased by $4,808,000, or 14.9%, compared to $32,264,000 for the same period in 2012. For the six month periods, textile products cost of sales of $54,915,000 for 2013 decreased by $7,498,000, or 12.0%, compared to $62,413,000 in 2012. The 2013 decreases are primarily a result of a reduction in textile product sales, principally from lower military sales, and changes in overall product mix in a quarter to quarter comparison. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, royalties, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.

The gross profit margin for the 2013 second quarter was 15.5%, compared to 13.2% for 2012, and for the 2013 six month period, 13.9% versus 14.6%. The fluctuations in gross profit margin were attributed to varying levels of sales volume, changes in product mix and a more competitive pricing environment, primarily in the military market.

Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Brookwood	$3,923	$5,652	$7,653	$11,315
Company	1,064	1,053	2,302	2,358

Total	$4,987	$6,705	$9,955	$13,673

Brookwood’s administrative and selling expenses of $3,923,000 for the 2013 second quarter decreased by $1,729,000, or 30.6% from the same period in 2012. Brookwood’s administrative and selling expenses of $7,653,000 for the 2013 six month period decreased by $3,662,000, or 32.4% from the same period in 2012. Brookwood’s administrative and selling expenses included items such as payroll, professional fees, sales commissions, marketing, rent, insurance and travel. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $147,000 and $316,000 for the three and six months ended June 30, 2013, respectively, compared to $164,000 and $370,000 for the comparable 2012 periods.

Costs and expenses incurred by Brookwood in the Nextec litigation totaled $255,000 and $301,000 for the second quarter of 2013 and six month period ended June 30, 2013, respectively, compared to $1,741,000 and $3,409,000 for the same periods in 2012. The Court ruled from the bench on June 1, 2012 that, while Nextec’s patents were valid, Brookwood had not infringed any of the patents in the lawsuit. (For a further discussion of the Nextec litigation, see Note 11 in the accompanying condensed consolidated financial statements.)

The Company’s administrative expenses increased $11,000, or 1.0%, for the 2013 second quarter, compared to the 2012 second quarter. The Company’s administrative expenses decreased $56,000, or 2.4%, for the six month period ended June 30, 2013, compared to the same period in 2012. The six month decrease was attributable to lower costs and expenses associated with the defense in the Hallwood Energy litigation matters, partially offset by increases in certain other professional fees related to the HFL Proposal.

Litigation charge. In connection with the Hallwood Energy litigation matters discussed in Note 11, on July 25, 2011, the Bankruptcy Court issued Proposed Findings in the Adversary Proceeding, proposing that damages be awarded against the Company totaling approximately $18,700,000 plus prejudgment and postjudgment interest and plaintiff’s attorneys’ fees as may be requested and awarded pursuant to a subsequent motion. On April 24, 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. Based upon the monetary damages (including prejudgment and postjudgment interest, legal fees and court costs) awarded in the Judgment, the Company recorded an additional charge of $13,200,000 in the first quarter of 2012.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Expense)

Interest expense was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Brookwood	$44	$32	$106	$57
Company	112	80	243	80

Total	$156	$112	$349	$137

Brookwood’s interest expense principally relates to its revolving credit facility. The Company’s interest expense substantially relates to the HFL Loan, which was entered into in May 2012.

Interest and other income were $67,000 and $67,000 in the second quarter of 2013 and six month period ended June 30, 2013, respectively, compared to $1,000 and $2,000 for the same periods in 2012. In the second quarter of 2013, the Company received net proceeds of approximately $113,000 from the sale of a parcel of vacant land; the property sale resulted in a gain of $67,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Federal
Current	$265	$1,045	$265	$(8)
Deferred	—	(1,698)	—	(5,566)

Sub-total	265	(653)	265	(5,574)
State
Current	44	(22)	51	(11)
Deferred	—	—	—	—

Sub-total	44	(22)	51	(11)

Total	$309	$(675)	$316	$(5,585)

The Company recorded no federal deferred tax benefit for the six months ended June 30, 2013 since the deferred tax asset resulting from the estimated tax loss for the same period in the amount of $496,000 was offset by a full valuation allowance. The federal current tax expense in the second quarter of 2013 and six month period ended June 30, 2013 of $265,000 is attributable to the receipt of federal tax refund of $4,305,000, compared to the estimated refund amount of $4,570,000 reported at December 31, 2012.

At June 30, 2013, the deferred tax asset, before valuation allowance, was comprised principally of $4,971,000 related to the anticipated carryforward of the 2012 remaining taxable loss not eligible for carryback and the estimated taxable loss for the first six months of 2013 to future periods; $265,000 of alternative minimum tax credits; and $520,000 of net temporary differences, including $707,000 related to loss reserves on litigation matters. Due to continuing uncertainty related to taxable income to be reported in future periods (after consideration of historical results, current business trends, and other objectively verifiable information), the Company continues to record a valuation allowance on substantially all of its deferred tax assets at June 30, 2013.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of the fees and expenses related to HIL and Mr. Gumbiner is detailed below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consulting fees	$249	$249	$498	$498
Interest expense on HFL Loan	111	80	241	80
Office space and administrative services	47	88	117	153
Travel and other expenses	4	9	19	27

Total	$411	$426	$875	$758

In May 2012, to fund in part the payment of the Judgment, the Company entered into the HFL Loan with Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Gumbiner. The interest expense payable on the HFL Loan was $111,000 and $133,000 at June 30, 2013 and December 31, 2012, respectively. See Note 5 for more information.

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

HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the Dallas office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended June 30, 2013 and 2012, these companies reimbursed the Company $26,000 and $27,000, respectively, for such expenses. For the six months ended June 30, 2013 and 2012, these companies reimbursed the Company $56,000 and $53,000, respectively.

Litigation

Refer to Note 11 in the accompanying condensed consolidated financial statements for a discussion of litigation matters.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commercial Commitments

The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of June 30, 2013 (in thousands):

	Payments Due During the Years Ending December 31,
	2013*	2014	2015	2016	2017	Thereafter	Total
Contractual Obligations
Revolving Credit Facility	$—	$1,500	$—	$—	$—	$—	$1,500
HFL Loan	—	—	5,411	—	—	—	5,411
Operating leases	381	747	583	212	—	—	1,923

Total	$381	$2,247	$5,994	$212	$—	$—	$8,834

*	For the six months ending December 31, 2013.

Interest costs associated with Brookwood’s Revolving Credit Facility, which bears interest at variable rates, are not a material component of the Company’s consolidated expenses. Estimated interest payments, based on the principal balance as of June 30, 2013 and weighted average interest rates, assuming the renewal of the Revolving Credit Facility, are $84,000, for each of the years ending December 31, 2013 through December 31, 2017, respectively. Estimated interest payments associated with the Company’s HFL Loan, based on the principal balance as of June 30, 2013, are approximately $327,000 per year.

Other Loan Payable. On July 31, 2012, the Company entered into a promissory note to finance $237,000 of premiums (net of a down payment of $27,000) related to certain insurance policies with premiums equal to a total of $264,000. The promissory note had an interest rate of 2.99%, required nine equal monthly payments of approximately $27,000 beginning August 31, 2012, and incurred approximately $3,000 of finance charges, or interest, over the term until its maturity on April 30, 2013. The promissory note was paid in full on May 2, 2013. The outstanding balance as of June 30, 2013 and December 31, 2012 was $-0 and $105,000, respectively.

Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Plan”) to incentivize employees of Brookwood to increase the value of Brookwood and to continue their employment with Brookwood. The terms of the 2005 Plan provide for a total award amount to participants equal to 15% of the net fair market value of all consideration received by the Company or its stockholders in a change of control transaction (as defined in the 2005 Plan and further explained below), in excess of the sum of the liquidation preference plus accrued but unpaid dividends on Brookwood’s Series A Preferred Stock (the “Preferred Stock”) ($14,161,000 at June 30, 2013). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of the cash dividends actually paid. The 2005 Plan generally defines a change of control transaction as a transaction that (i) is approved by the Company’s board of directors or by the holders of at least 50% of the Company’s voting capital stock then-entitled to vote generally in the election of directors, (ii) is a transaction in which either the Company or its stockholders receive consideration, and (iii) results in: (x) a change in beneficial ownership of the Company or Brookwood of at least 50% of the combined voting power of the Company’s or Brookwood’s then-outstanding stock then-entitled to vote generally in the election of directors, (y) the sale of all or substantially all of the assets of Brookwood, or (z) any other transaction that, in the discretion of the Company’s board of directors has substantially the same effect as the transactions specified in clauses (x) and (y), above. Pursuant to the terms of the 2005 Plan, certain transfers, generally among existing stockholders and their related parties, do not fall within the meaning of “change in control” under the 2005 Plan.

However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, in the aggregate and prior to the change of control transaction an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if certain members of Brookwood’s senior management do not have, in the aggregate and prior to a change of control transaction, an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000. As of June 30, 2013, no amounts have been accrued or paid under the 2005 plan.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

Hallwood Group has no off-balance sheet arrangements.

Financial Covenants

Brookwood. The principal financial ratios required under Brookwood’s Revolving Credit Facility, as amended, were as follows:

		Quarters Ended
		June 30,	Mar 31,	Dec 31,	Sept 30,
Description	Requirement	2013	2013	2012	2012
Current ratio	must be greater than ratio of 1.40	2.62	2.54	2.66	2.35
Total liabilities to tangible net worth	must be less than ratio of 1.50	0.41	0.43	0.41	0.50
Total funded debt to EBITDA	must be less than ratio of 4.00 (a)	0.43	1.53	3.07	2.44

(a)	On August 24, 2012, the Revolving Credit Facility was amended to (i) modify the funded debt to EBITDA loan covenant to 4.00 to 1.00 from its previous requirement of 2.75 to 1.00, providing greater borrowing capacity for Brookwood, (ii) modify the covenant regarding declaration or payment of discretionary and other dividends by Brookwood to the Company, and (iii) modify the pricing grid for the applicable margin with respect to the LIBOR interest rate and unused line fees. Brookwood paid a fee of $31,250, or 12.5 basis points, to BB&T in consideration for the amendment.

As of June 30, 2013, March 31, 2013 and for each of the quarterly periods during 2012, Brookwood was in compliance with loan covenants of the Revolving Credit Facility. In order to maintain compliance with such covenants in the future, Brookwood may be required to limit aggregate borrowings under the Revolving Credit Facility to less than $25,000,000 at the end of each fiscal quarter.

Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the loan covenants in the Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $47,548,000 and $47,751,000 at June 30, 2013 and December 31, 2012, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

General. The Company, through its Brookwood subsidiary, principally operates in the textile products segment. The Hallwood Group’s cash position decreased by $33,000 during the 2013 six month period to $160,000 as of June 30, 2013. The principal source of cash in the 2013 six month period was $8,024,000 provided by operations (including a net refund of approximately $4,300,000 from the IRS of 2010 federal taxes). The primary uses of cash were $786,000 for property, plant and equipment, principally at Brookwood, $3,830,000 of net repayment of the Revolving Credit Facility, $3,336,000 of net repayment on the HFL Loan, and $105,000 of repayment of other loans payable. Additionally, the results included costs and expenses incurred by the Company and Brookwood in the Hallwood Energy and Nextec litigation matters totaling $272,000 and $3,540,000 for the 2013 and 2012 six month periods, respectively. The amounts outstanding under the Revolving Credit Facility and HFL Loan were $1,500,000 and $5,411,000, respectively, at June 30, 2013.

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

As a holding company, the Company is dependent on Brookwood to receive the cash necessary to fund its ongoing operations and its obligations. At June 30, 2013 and December 31, 2012, the Company had approximately $126,000 and $145,000, respectively, of cash and cash equivalents. This amount is not sufficient to fund the Company’s ongoing operations and obligations. Any failure to receive from Brookwood cash required by the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows and could substantially impair the Company’s ability to continue as a going concern. In the event that Brookwood is unable to pay sufficient dividends to the Company to fund its ongoing operating costs, the Company will utilize its available line of credit under the HFL Loan.

Second Amendment to HFL Loan and Proceeds of IRS Refund Reduce HFL Loan. On May 13, 2013, the promissory note associated with the HFL Loan was amended, pursuant to a Second Amendment to Promissory Note, to convert it to a revolving credit facility to provide additional liquidity to the Company. The maturity date of the promissory note continues to be June 30, 2015.

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

General and administrative costs were $1,064,000 in the second quarter of 2013, and are estimated to be approximately $940,000, and $986,000 in the third and fourth quarters of 2013. These general and administrative costs are estimated based on historic recurring costs of the Company and the actual amount of general and administrative costs of the Company for these periods could differ significantly as a result of unforeseen and/or other non-recurring costs. Amounts borrowed may be repaid and reborrowed at any time prior to the Final Revolver Draw Date (as defined in Note 5 of this Form 10-Q). Hallwood Financial Limited shall have no obligation to advance any additional amounts to the Company on or after the Final Revolver Draw Date.

In late May 2013, the Company received a net refund of approximately $4,300,000 from the IRS of 2010 federal taxes. The proceeds of these funds were used to pay $4,000,000 towards principal and interest outstanding on the HFL Loan, with the balance retained for the Company’s expenses and cash needs. As of June 30, 2013, the outstanding balance of the HFL Loan was $5,411,000. As of June 30, 2013, the Company had $695,000 of credit availability under the HFL Loan for general and administrative costs for the second quarter, and all of the availability for the third and fourth quarters of 2013 of $940,000 and $986,000, respectively.

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

Textiles. Hallwood Group’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the military, consumer, industrial and medical markets. Brookwood maintains a $25,000,000 Revolving Credit Facility with BB&T, which has a maturity date of March 30, 2014. As of June 30, 2013, subject to the existing loan covenants, Brookwood had approximately $13,137,000 of additional borrowing availability on its Revolving Credit Facility.

Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be assigned for collection to the factor, subject to a commission and the factor’s prior approval. Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of August 14, 2013, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Brookwood paid dividends to the Company of $650,000 and $250,000, respectively, in January 2013 and April 2013. Subsequent to June 30, 2013, Brookwood paid a dividend to the Company of $1,000,000 in July 2013. Brookwood paid cash dividends to the Company of $11,350,000 for all of 2012. In addition, Brookwood made tax sharing payments to the Company of $239,000 in the 2013 six month period and $472,000 for all of 2012 under its tax sharing agreement.

Brookwood continuously evaluates opportunities to reduce production costs and expand its manufacturing capacity and portfolio of products. Accordingly, Brookwood incurs capital expenditures to pursue such opportunities, as well as for environmental and safety compliance, building upgrades, energy efficiencies, and various strategic objectives. In the 2013 six month period and for all of 2012, Brookwood met its capital expenditure and equipment maintenance requirements from its operating cash flows and availability under its Revolving Credit Facility. There were no material capital commitments as of June 30, 2013. It is anticipated that Brookwood’s future capital expenditure projects will be funded from operations and, if necessary, availability under its Revolving Credit Facility. Brookwood estimates its 2013 capital expenditures will be within a range of $2,000,000 to $2,500,000, having incurred approximately $786,000 of net costs in the first six months of 2013.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item

1 Legal Proceedings

Reference is made to Note 11 to the Company’s condensed consolidated financial statements included within this quarterly report on Form 10-Q.

1A Risk Factors	N/A

2 Unregistered Sales of Equity Securities and Use of Proceeds	None

3 Defaults upon Senior Securities	None

4 Mine Safety Disclosures	N/A

5 Other Information	None

6 Exhibits

10.1	Agreement and Plan of Merger, dated as of June 4, 2013, among Hallwood Financial Limited, HFL Merger Corporation, and The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated June 5, 2013, File No. 001-08303.

10.2	Amendment to Agreement and Plan of Merger, dated as of July 11, 2013, among Hallwood Financial Limited, HFL Merger Corporation, and The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated July 12, 2013, File No. 001-08303.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

**	Furnished electronically herewith. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

Dated: August 14, 2013	By:	/s/ Richard Kelley
Richard Kelley
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Agreement and Plan of Merger, dated as of June 4, 2013, among Hallwood Financial Limited, HFL Merger Corporation, and The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated June 5, 2013, File No. 001-08303.

10.2	Amendment to Agreement and Plan of Merger, dated as of July 11, 2013, among Hallwood Financial Limited, HFL Merger Corporation, and The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated July 12, 2013, File No. 001-08303.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

**	Furnished electronically herewith. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.