Form 10-Q
period 2013-09-30
Hallwood Group Inc
filed 2013-11-14
CIK 355766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $0.10 par value per share	1,525,166 shares

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$159	$193
Accounts receivable, net
Factors	15,490	15,199
Trade and other	3,178	4,145
Inventories	26,804	25,066
Deferred income tax	439	441
Prepaids, deposits and other assets	475	716
Income taxes receivable / prepaid income taxes	155	4,832

	46,700	50,592
Noncurrent Assets
Property, plant and equipment, net	19,058	20,083
Other assets	119	231

	19,177	20,314

Total Assets	$65,877	$70,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,060	$8,884
Accrued expenses and other liabilities	4,064	3,966
Accounts payable – related parties, net	632	161
Current portion of loans payable	1,150	105
Litigation reserve – Hallwood Energy matters	996	2,079

	19,902	15,195
Noncurrent Liabilities
Long term portion of loans payable (includes $5,411 and $8,747 to related party as of September 30, 2013 and December 31, 2012, respectively)	5,411	14,077
Deferred income tax	435	437

	5,846	14,514

Total Liabilities	25,748	29,709
Contingencies and Commitments (Note 11)
Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods; outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	1,593	2,661
Treasury stock, 870,939 shares for both periods; at cost	(13,404)	(13,404)

Total Stockholders’ Equity	40,129	41,197

Total Liabilities and Stockholders’ Equity	$65,877	$70,906

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Revenues
Textile products sales	$94,040	$100,207
Expenses
Textile products cost of sales	80,460	85,970
Administrative and selling expenses	14,985	18,688
Litigation charge (credit) – Hallwood Energy matters	(1,082)	13,200

	94,363	117,858

Operating loss	(323)	(17,651)
Other Income (Expense)
Interest expense	(461)	(315)
Interest and other income	67	2

	(394)	(313)

Income (loss) before income taxes	(717)	(17,964)
Income tax expense (benefit)	351	(6,126)

Net Income (Loss)	$(1,068)	$(11,838)

Net Income (Loss) Per Common Share
Basic	$(0.70)	$(7.76)

Diluted	$(0.70)	$(7.76)

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2013	2012
Revenues
Textile products sales	$30,273	$27,146
Expenses
Textile products cost of sales	25,545	23,557
Administrative and selling expenses	5,030	5,015
Litigation charge (credit) – Hallwood Energy matters	(1,082)	—

	29,493	28,572

Operating income (loss)	780	(1,426)
Other Income (Expense)
Interest expense	(112)	(178)
Interest and other income	—	—

	(112)	(178)

Income (loss) before income taxes	668	(1,604)
Income tax expense (benefit)	35	(541)

Net Income (Loss)	$633	$(1,063)

Net Income (Loss) Per Common Share
Basic	$0.42	$(0.70)

Diluted	$0.42	$(0.70)

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income (Loss)	$633	$(1,063)	$(1,068)	$(11,838)
Other Comprehensive Income (Loss)
None	—	—	—	—

Comprehensive Income (Loss)	$633	$(1,063)	$(1,068)	$(11,838)

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock		Total Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity
Balance, January 1, 2013	2,396	$240	$51,700	$2,661	871	$(13,404)	$41,197
Net income (loss)	—	—	—	(1,068)	—	—	(1,068)

Balance, September 30, 2013	2,396	$240	$51,700	$1,593	871	$(13,404)	$40,129

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,068)	$(11,838)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Litigation charge (credit) – Hallwood Energy matters	(1,082)	13,200
Deferred tax expense (benefit)	—	(6,065)
Depreciation and amortization	1,835	1,724
Provision (recovery) for obsolete inventory	61	445
Provision (recovery) for doubtful accounts and factor dilution	(52)	108
Changes in assets and liabilities:
Partial payment of litigation reserve – Hallwood Energy matters	—	(23,622)
(Increase) decrease in accounts receivable	728	5,830
Increase (decrease) in accounts payable	4,308	5,387
(Increase) decrease in inventories	(1,799)	(4,751)
Net change in income taxes receivable/payable	4,677	645
Increase (decrease) in accrued expenses and other current liabilities	730	(304)
Net change in other assets and liabilities	305	218

Net cash provided by (used in) operating activities	8,643	(19,023)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property, plant and equipment	(1,056)	(1,327)

Net cash used in investing activities	(1,056)	(1,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	44,240	11,718
Repayments of revolving credit facilities	(48,420)	(9,868)
Proceeds from loans payable	705	10,237
Repayments of loans payable	(4,146)	(1,053)

Net cash provided by (used in) financing activities	(7,621)	11,034

DECREASE IN CASH AND CASH EQUIVALENTS	(34)	(9,316)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	193	10,869

CASH AND CASH EQUIVALENTS, END OF PERIOD	$159	$1,553

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

(unaudited)

Note 1 - Organization, Interim Condensed Consolidated Financial Statements, Liquidity and New Accounting Pronouncements

Organization. The Hallwood Group Incorporated (the “Company”) (NYSE MKT: HWG) was incorporated in Delaware in 1981 and operates as a holding company. The Company operates its principal business in the textile products industry through its wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “Hallwood Group”).

Interim Condensed Consolidated Financial Statements. The interim condensed consolidated financial statements of Hallwood Group have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Although condensed, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Hallwood Group’s annual report on Form 10-K for the year ended December 31, 2012.

Textile Products. Textile products operations are conducted through Brookwood. Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood has two principal subsidiaries at September 30, 2013:

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

As a holding company, the Company is dependent on Brookwood to receive the cash necessary to fund its ongoing operations and its obligations. At September 30, 2013 and December 31, 2012, the Company had approximately $104,000 and $145,000, respectively, of cash and cash equivalents. This amount is not sufficient to fund the Company’s ongoing operations and obligations. Any failure to receive from Brookwood cash required by the Company could have a material adverse effect on the Company’s

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

(unaudited)

financial position, results of operations and cash flows and could substantially impair the Company’s ability to continue as a going concern. In the event that Brookwood is unable to pay sufficient dividends to the Company to fund its ongoing operating costs, the Company will utilize its available line of credit under the HFL Loan (see Note 5 for further information).

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

In late May 2013, the Company received a net refund of approximately $4,300,000 from the IRS of 2010 federal taxes. The proceeds of these funds were used to pay $4,000,000 towards principal and interest outstanding on the HFL Loan, with the balance retained for the Company’s expenses and cash needs. As of September 30, 2013, the outstanding balance of the HFL Loan was $5,411,000. As of September 30, 2013, the Company had $986,000 of credit availability under the HFL Loan for general and administrative costs for the fourth quarter of 2013.

Brookwood paid dividends to the Company of $650,000, $250,000, and $1,000,000 respectively, in January 2013, April 2013, and July 2013. Subsequent to September 30, 2013, Brookwood paid a dividend to the Company of $1,000,000 in October 2013.

If for any reason Brookwood is unable to pay cash dividends or other advances to the Company, or if sufficient funding is unavailable under the HFL Loan when requested by the Company, the Company would be required to seek alternative sources of funding. The Company has not yet determined what, if any, sources would be available to it, but will consider such alternatives as an additional or new facility or term loan and potential sales of assets or additional securities that will enable the Company to continue to exist for the next twelve months. No assurance can be given that any such additional sources of funding will be available to the Company.

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

Consolidation Policy. The Company’s Brookwood subsidiary operates on a 5-4-4 week accounting cycle with its months ending on a Saturday for accounting purposes, while the Company operates on a traditional fiscal month accounting cycle. For purposes of the year-end financial statements the Brookwood cycle always ends on December 31, however, its quarterly interim financial statements may not correspond to the fiscal quarter-end. Hallwood Group’s condensed consolidated financial statements as of September 30, 2013 and 2012 include Brookwood’s operations through September 28, 2013 and September 29, 2012, respectively. Estimated operating results of Brookwood for the intervening periods to September 30, 2013 and 2012, respectively, are provided below (in thousands):

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

(unaudited)

	Amounts in Intervening Periods Nine Months Ended September 30,
	2013	2012
	(one business day)	(one business day)
Textile products sales	$10	$—
Textile products costs of sales	11	—
Administrative and selling expenses	63	60

Note 2 - Hallwood Financial Limited Proposal and Merger Agreement

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

(unaudited)

In connection with the proposed Merger, the Company will file with the SEC and furnish to the Company’s stockholders a Proxy Statement and other relevant documents. Before making any voting decision, the Company’s stockholders are urged to read the Proxy Statement in its entirety when it becomes available and any other documents to be filed with the SEC in connection with the proposed Merger or incorporated by reference into the Proxy Statement because those documents will contain important information about the proposed Merger and the parties to the Merger. The Company’s stockholders will be able to obtain a free copy of documents filed with the SEC at the SEC’s website at http://www.sec.gov. In addition, the Company’s stockholders may obtain a free copy of the Company’s filings with the SEC from the Company’s website at http://www.hallwood.com/hwg/SEC.php or by directing a request to: The Hallwood Group Incorporated, 3710 Rawlins, Suite 1500, Dallas, TX 75219; Attention: Investor Relations; Phone: (214) 528-5588 or (800) 225-0135.

The Merger Agreement provides, among other things, that each of the parties must use its commercially reasonable efforts to prepare and cause the Proxy Statement and Schedule 13E-3 (as such terms are defined in the Merger Agreement) to be filed with the SEC as promptly as reasonably practicable after the date of the Merger Agreement. On July 11, 2013, the Merger Agreement was amended to reflect the agreement of the parties that it would not be commercially reasonable to file the Proxy Statement and Schedule 13E-3 prior to October 31, 2013.

The foregoing information only summarizes certain terms of the Merger Agreement, as amended, and is not a complete description of all of the parties’ rights and obligations under the Merger Agreement, as amended. For the complete terms, please read: (a) the Merger Agreement attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013 and (b) the Amendment to Agreement and Plan of Merger, dated as of July 11, 2013, included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2013.

The Company’s shares trade on the NYSE MKT stock exchange under the symbol of HWG and closed on November 5, 2012 (the day prior to the receipt of the HFL Proposal) at $6.00 per share. The Company’s shares closed on November 8, 2013 at $10.00 per share.

Note 3 - Inventories

All inventories relate to Brookwood. Inventories as of the balance sheet dates were comprised of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$6,327	$6,873
Work in progress	6,249	4,401
Finished goods	14,228	13,792

Total	$26,804	$25,066

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

(unaudited)

Note 4 - Operations of Brookwood Companies Incorporated

Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding U.S. Government, may be assigned for collection to the factor, subject to a commission and the factor’s prior approval. Factored receivables were $15,490,000 and $15,199,000 at September 30, 2013 and December 31, 2012, which were net of a returned goods dilution allowance of $200,000 and $174,000, respectively.

Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of November 14, 2013, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Trade receivables were $2,951,000 and $3,980,000 at September 30, 2013 and December 31, 2012, which were net of an allowance for doubtful accounts of $56,000 and $134,000, respectively.

Sales Concentration. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during 2013 and 2012. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $5,884,000 and $20,732,000 in the 2013 third quarter and nine month periods, respectively, compared to $6,164,000 and $16,864,000 in the 2012 comparable periods. Sales to Tennier represented 19.4% and 22.7% of Brookwood’s net sales in the 2013 and 2012 third quarters, respectively, and 22.0% and 16.8% in the 2013 and 2012 nine month periods, respectively.

Military sales accounted for $16,932,000 and $49,035,000 in the 2013 third quarter and nine month periods, compared to $12,924,000 and $54,155,000 in 2012, respectively. The military sales represented 55.9% and 47.6% of Brookwood’s net sales in the 2013 and 2012 third quarters, respectively, and 52.1% and 54.0% in the 2013 and 2012 nine month periods, respectively. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract.

Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has an aggregate liquidation preference of $13,500,000 plus accrued but unpaid dividends. At September 30, 2013, cumulative dividends in arrears on the preferred stock totaled approximately $456,000.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Plan”) to incentivize employees of Brookwood to increase the value of Brookwood and to continue their employment with Brookwood. The terms of the 2005 Plan provide for a total award amount to participants equal to 15% of the net fair market value of all consideration received by the Company or its stockholders in a change of control transaction (as defined in the 2005 Plan and further explained below), in excess of the sum of the liquidation preference plus accrued but unpaid dividends on Brookwood’s Series A Preferred Stock (the “Preferred Stock”) ($13,956,000 at September 30, 2013). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of the cash dividends actually paid. The 2005 Plan generally defines a change of control transaction as a transaction that (i) is approved by the Company’s board of directors or by the holders of at least 50% of the Company’s voting capital stock then-entitled to vote generally in the election of directors, (ii) is a transaction in which either the Company or its stockholders receive consideration, and (iii) results in: (x) a change in beneficial ownership of the Company or Brookwood of at least 50% of the combined voting power of the Company’s or Brookwood’s then-outstanding stock then-entitled to vote generally in the election of directors, (y) the sale of all or substantially all of the assets of Brookwood, or (z) any other transaction that, in the discretion of the Company’s board of directors has substantially the same effect as the transactions specified in clauses (x) and (y), above. Pursuant to the terms of the 2005 Plan, certain transfers, generally among existing stockholders and their related parties, do not fall within the meaning of “change in control” under the 2005 Plan.

However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, in the aggregate and prior to the change of control transaction an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if certain members of Brookwood’s senior management do not have, in the aggregate and prior to a change of control transaction, an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000. As of September 30, 2013, no amounts have been accrued or paid under the 2005 Plan. The Merger will not constitute a change of control transaction under the 2005 Plan.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

(unaudited)

Note 5 - Loans Payable

Loans payable at the balance sheet dates were as follows (in thousands):

	September 30, 2013	December 31, 2012
HFL Loan; due June 2015	$5,411	$8,747
Revolving Credit Facility; due March 2014	1,150	5,330
Other loan payable; repaid April 2013	—	105

Total	6,561	14,182
Current portion	(1,150)	(105)

Noncurrent portion	$5,411	$14,077

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

The interest rate payable on the Revolving Credit Facility, as amended, is dependent on a leverage ratio (as defined in the Revolving Credit Facility) and can vary from LIBOR plus 1.00% to 3.00%, as long as BB&T continues to be one of Brookwood’s primary factoring service providers. If at any time BB&T is not one of Brookwood’s primary factoring service providers, then Brookwood will pay a one-time fee in the amount of $62,500 and the interest rates will be increased by 0.50%. The interest rate on the facility was 1.18% and 2.21% at September 30, 2013 and December 31, 2012, respectively.

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

Nine Months Ended September 30, 2013 and 2012

(unaudited)

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

The outstanding balance of the Revolving Credit Facility was $1,150,000 and $5,330,000 at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, subject to the existing loan covenants, Brookwood had approximately $18,060,000 and $1,647,000, respectively, of additional borrowing availability under this facility, which was net of a standby letter of credit for $91,000 in each period.

As of September 30, 2013, June 30, 2013, March 31, 2013 and for each of the quarterly periods during 2012, Brookwood was in compliance with loan covenants of the Revolving Credit Facility.

Payments of Dividends. In May 2012, following the Company’s request for additional dividends, Brookwood requested BB&T to approve two dividends for a total amount of $9,000,000 (including the previously mentioned $8,000,000 dividend that the Company used in part to satisfy the Judgment in the Adversary Proceeding). BB&T consented to the dividends, which were paid to the Company in May 2012.

The August 24, 2012 amendment provides that cash dividends or advances to the Company may be made under certain circumstances, as discussed below, provided no event of default has occurred or would result from any such payment. Brookwood may pay to the Company (a) periodic payments for tax sharing obligations, (b) discretionary dividends in an aggregate amount not to exceed 50% of Brookwood’s net income for the fiscal year with respect to which such dividends are made, and (c) other dividends or distributions in an aggregate amount not to exceed $15,000,000 (of which, as of October 31, 2013, a total of $12,619,000 has been utilized with an $8,000,000 dividend in May 2012, the reclassification of $3,000,000 of discretionary dividends attributable to 2012 due to Brookwood’s financial results for 2012, and reclassification of approximately $1,619,000 of discretionary dividends attributable to 2013). Any future payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

Additionally, Brookwood paid 2012 dividends to the Company of $1,000,000 in August and $350,000 in December. Brookwood paid dividends to the Company of $650,000, $250,000, and $1,000,000, respectively, in January 2013, April 2013, and July 2013. Subsequent to September 30, 2013, Brookwood paid a dividend to the Company of $1,000,000 in October 2013.

Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the Revolving Credit Facility loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $47,115,000 and $47,751,000 at September 30, 2013 and December 31, 2012, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

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

General and administrative costs were $1,222,000 in the third quarter of 2013, and were estimated at the time of the amendment to be approximately $986,000 in the fourth quarter of 2013. The general and administrative costs were estimated based upon historic recurring costs of the Company, and the actual amount of general and administrative costs of the Company for these periods could differ significantly as a result of unforeseen and/or other non-recurring costs. Amounts borrowed may be repaid and reborrowed at any time prior to the earliest of any of the following (the “Final Revolver Draw Date”): (v) such date as either (i) Hallwood Financial Limited has notified the Company in writing that it has withdrawn the HFL Proposal or (ii) the Company has notified Hallwood Financial Limited that it is no longer considering the HFL Proposal; (w) the consummation of the purchase of all of the issued and outstanding shares of common stock of the Company, as contemplated by the HFL Proposal; (x) the termination of any definitive agreement between the Company and Hallwood Financial Limited relating to the HFL Proposal in accordance with the terms of such agreement; (y) the occurrence of any Event of Default for which the Opportunity to Cure Non-Monetary Default, if applicable, shall have expired, or (z) December 31, 2013. Hallwood Financial Limited shall have no obligation to advance any additional amounts to the Company on or after the Final Revolver Draw Date.

In late May 2013, the Company received a net refund of approximately $4,300,000 from the IRS of 2010 federal taxes. The proceeds of these funds were used to pay $4,000,000 towards principal and interest outstanding on the HFL Loan, with the balance retained for the Company’s expenses and cash needs. As of September 30, 2013, the outstanding balance of the HFL Loan was $5,411,000. As of September 30, 2013, the Company had $986,000 of credit availability under the HFL Loan for general and administrative costs for the fourth quarter of 2013.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

(unaudited)

Other Loan Payable. On July 31, 2012, the Company entered into a promissory note to finance $237,000 of premiums (net of a down payment of $27,000) related to certain insurance policies with premiums equal to a total of $264,000. The promissory note had an interest rate of 2.99%, required nine equal monthly payments of approximately $27,000 beginning August 31, 2012, and incurred approximately $3,000 of finance charges, or interest, over the term until its maturity on April 30, 2013. The promissory note was paid in full on May 2, 2013. The outstanding balance as of September 30, 2013 and December 31, 2012 was $-0- and $105,000, respectively.

Note 6 - Income Taxes

Following is a schedule of the Company’s income tax expense (benefit) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Federal
Current	$—	$(40)	$265	$(48)
Deferred	—	(500)	—	(6,066)

Sub-total	—	(540)	265	(6,114)
State
Current	35	(1)	86	(12)
Deferred	—	—	—	—

Sub-total	35	(1)	86	(12)

Total	$35	$(541)	$351	$(6,126)

The Company recorded no federal deferred tax benefit for the nine months ended September 30, 2013 since the deferred tax asset resulting from the estimated tax loss for the same period in the amount of $649,000 was offset by a full valuation allowance. The federal current tax expense in the nine month period ended September 30, 2013 of $265,000 is attributable to the receipt of federal tax refund of approximately $4,300,000, compared to the estimated refund amount of $4,570,000 reported at December 31, 2012.

The net deferred tax asset for the Company was $4,000 and $4,000 at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, the deferred tax asset, before valuation allowance, was comprised principally of $4,756,000 related to the anticipated carryforward of the remaining 2012 taxable loss not eligible for carryback and the estimated taxable loss for the first nine months of 2013 to future periods; $265,000 of alternative minimum tax credits; and $152,000 of net temporary differences. Due to continuing uncertainty related to taxable income to be reported in future periods (after consideration of historical results, current business trends, and other objectively verifiable information), the Company continues to record a valuation allowance on substantially all of its deferred tax assets at September 30, 2013.

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

The Company had a federal income tax receivable of $-0- and $4,570,000 at September 30, 2013 and December 31, 2012, respectively, and net state taxes receivable of $155,000 and $262,000 at September 30, 2013 and December 31, 2012, respectively. The federal income tax receivable as of December 31, 2012 is for the carryback of the 2012 federal net operating loss to the 2010 tax year; in late May 2013, the Company received a net refund of approximately $4,300,000, after payment of $265,000 of alternative minimum taxes related to the 2010 tax year.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

(unaudited)

Note 7 - Fair Value of Financial Instruments

The following table summarizes the valuation of the Company’s financial instruments based upon the inputs used to measure fair value in the three levels of the fair value hierarchy as of September 30, 2013 and December 31, 2012.

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities

•	Level 2 – Quoted prices for similar assets or liabilities in active markets or inputs that are observable

•	Level 3 – Inputs that are unobservable

	September 30, 2013
	Level 1	Level 2	Level 3
Cash Equivalents
Money market funds	$2	$—	$—

	December 31, 2012
	Level 1	Level 2	Level 3
Cash Equivalents
Money market funds	$23	$—	$—

Money market funds are classified as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses are considered to approximate their carrying value. These include cash, short term receivables, accounts payable and other liabilities. Because the interest rate on the Revolving Credit Facility (which is classified as Level 2) is variable, the fair value approximates its carrying value. In addition, the fair value of the HFL Loan (which is classified as Level 2) approximates its carrying as of September 30, 2013 and December 31, 2012.

Note 8 - Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows

The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

Supplemental schedule of non-cash investing and financing activities:

	Nine Months Ended September 30,
Description	2013	2012
Accrued capital expenditures in accounts payableand accrued expenses:
Amount at end of period	$2	$58

Supplemental disclosures of cash payments:
Income taxes paid (refunded)	$(4,332)	$(704)
Interest paid	383	151

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

(unaudited)

Note 9 - Computation of Income (Loss) Per Common Share

The following table reconciles weighted average shares outstanding from basic to diluted methods and reconciles net income (loss) used in the computation of income (loss) per share for the basic and diluted methods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2013	2012	2013	2012
Weighted Average Shares Outstanding
Basic and diluted	1,525	1,525	1,525	1,525

Net Income (Loss)
Basic and diluted	$633	$(1,063)	$(1,068)	$(11,838)

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

A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consulting fees	$249	$249	$747	$747
Interest expense on HFL Loan	82	136	323	216
Office space and administrative services	55	68	172	221
Travel and other expenses	61	44	80	71

Total	$447	$497	$1,322	$1,255

In May 2012, to fund in part the payment of the Judgment, the Company entered into the HFL Loan with Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Gumbiner. The interest expense payable on the HFL Loan was $193,000 and $133,000 at September 30, 2013 and December 31, 2012, respectively. See Note 5 for more information.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

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

HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the Dallas office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended September 30, 2013 and 2012, these companies reimbursed the Company $28,000 and $27,000, respectively, for such expenses. For the nine months ended September 30, 2013 and 2012, these companies reimbursed the Company $84,000 and $80,000, respectively.

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

In July 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that Brookwood infringed five United States patents pertaining to internally-coated webs. In October 2007, the Company was dismissed from the lawsuit. Nextec later added additional patents to the lawsuit. After a number of motions, only two patents remained in the action and were being asserted against the process and machine for making defendants’ Agility Storm-Tec X-Treme and Eclipse Storm-Tec X-Treme fabrics, which constitute two levels of the Military’s Extended Cold Weather Clothing System. Nextec was seeking a permanent injunction as well as damages in an amount to be determined at trial. After a five week trial that ended on June 1, 2012, the Court ruled from the bench that, while Nextec’s patents were valid, Brookwood had not infringed any of the patents in the lawsuit. On July 20, 2012, Nextec filed a motion requesting that the Court either correct/amend its finding of non-infringement or grant a new trial, which the Court subsequently denied. The Court’s Order and Final Judgment was issued June 21, 2012. Nextec filed a notice of appeal and Brookwood a notice of cross-appeal. The United States Court of Appeals for the Federal Circuit heard oral argument on November 6, 2013. No decision has yet been rendered. Separately, and prior to trial, Brookwood filed requests for reexamination by the United States Patent and Trademark Office of the remaining patent claims at issue in the litigation. The United States Patent and Trademark Office granted the reexamination requests and issued first office actions rejecting all the reexamined patent claims as unpatentable over the prior art of record. With respect to one of the patents, the Patent Office has since received Nextec’s responsive arguments and subsequently issued a reexamination certificate. With respect to the second patent, the Patent Office has since received Nextec’s responsive arguments and has issued a final rejection to that patent. Nextec has appealed this rejection.

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

Nine Months Ended September 30, 2013 and 2012

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

Nine Months Ended September 30, 2013 and 2012

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

On April 24, 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. Based upon the monetary damages (including prejudgment and postjudgment interest, legal fees and court costs) awarded in the Judgment, the Company, in consultation with the Company’s litigation counsel, recorded an additional charge of $13,200,000 at March 31, 2012 in its statement of operations and balance sheet as an accrual under Hallwood Energy matters – Litigation Reserve. Accordingly, the total reserve at March 31, 2012 for the Adversary Proceeding was $23,901,000. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. The Company appealed to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. However, on June 7, 2013, the Fifth Circuit affirmed the judgment. The parties settled the amount of court costs for approximately $101,000, which was paid in August 2012. In addition, the Company will be required to pay certain attorneys’ fees incurred by the plaintiffs. At December 31, 2012, the litigation reserve for the Hallwood Energy Matters is $2,079,000. The plaintiffs alleged that they were entitled to approximately $4,000,000 as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company. On August 7, 2013, the Bankruptcy Court submitted its report and recommendation to the District Court that the plaintiffs be awarded $996,490.72 in aggregate attorneys’ fees. On September 19, 2013, the District Court adopted the report and recommendation of the Bankruptcy Court and entered judgment for $996,490.72 in aggregate attorneys’ fees. On October 4, 2013, Hallwood paid in full the $996,490.72 judgment. Based upon the adoption and recommendation of attorneys’ fees by the Court, the Company recorded a litigation charge credit of $1,082,000 in the 2013 third quarter, and as of September 30, 2013, the litigation reserve for the Hallwood Energy Matters is approximately $996,000. The Adversary Proceeding has not yet been closed but the request to the Bankruptcy Court to do so will be filed shortly.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

(unaudited)

Shareholders’ Lawsuit. On August 23, 2013, a complaint was filed in the Court of Chancery of the State of Delaware captioned Sample v. Gumbiner et al., Civil Action No. 8833-VCN. The action names as defendants the directors of the Company, and also named as defendants Parent and Merger Sub. The Company is also named as a defendant, or in the alternative, nominal defendant.

In part, the action purports to be a class action of the Company’s stockholders brought by a single individual shareholder challenging the Merger. The plaintiff alleges that all defendants other than Merger Sub breached fiduciary duties to those stockholders in connection with the proposed Merger as a consequence of an allegedly unfair merger process and an allegedly unfair merger price. The complaint also alleges that Merger Sub aided and abetted these claimed breaches of fiduciary duty.

In part, the action also purports to be a derivative action brought on behalf of the Company against Mr. Gumbiner and Charles A. Crocco, Jr., based on various matters relating to the investment by the Company in Hallwood Energy in 2008, various related transactions engaged in by the Company or employees, executives, or advisors to the Company, a dividend declared by the Company in 2008, and Hallwood Energy’s Chapter 11 bankruptcy court proceeding. The complaint alleges that Mr. Gumbiner and Mr. Crocco engaged in “wrongful conduct” and/or breached fiduciary duties with respect to these matters.

The plaintiff seeks an order from the court (i) certifying the action as a class action, (ii) finding that the defendants other than Merger Sub breached fiduciary duties to the plaintiff and the class, and that Merger Sub aided and abetted those breaches, (iii) finding that those breaches have proximately caused the plaintiff and the class damage in an mount subject to proof at trial, (iv) awarding the plaintiff and the class any damages that are proven at trial, (v) alternatively, finding that the action is properly brought as a derivative action and that demand of the Board is excused as to the claims asserted, (vi) alternatively, awarding the company such damages are proven at trial with respect to the derivative action, (vii) awarding the plaintiff its costs and expenses in connection with this action, including expert and attorney’s fees, and (viii) awarding such further and other relief as the court deems just and appropriate.

No date has yet been set for defendants to respond to the complaint. The defendants intend to defend the action.

Claim Filed by Company with Insurance Carrier for Directors’ and Officers’ Liability Insurance Policy. Effective February 14, 2012, the Company and certain other parties entered into a Confidential Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”). The Settlement Agreement settled the claims by HPI, the Trustee of the Hallwood Energy I Creditors’ Trust, and their related parties (the “Plaintiffs”) against the Company and its related parties other than the adversary proceeding (the “Adversary Proceeding”) filed by Hallwood Energy, on March 30, 2009, against the Company seeking a judgment for $3,200,000, which case was originally styled as Hallwood Energy, L.P. v. The Hallwood Group Incorporated, Adversary No. 09-03082, and was brought in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The Company paid the settlement amount of $1,800,000 to the Plaintiffs on February 15, 2012. Prior to entering into the Settlement Agreement, the Company incurred significant legal fees and associated costs in connection with these legal matters. The Company filed claims with the insurance carrier for the directors’ and officers’ liability insurance policies maintained by the Company for reimbursement of those legal fees and costs.

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

Nine Months Ended September 30, 2013 and 2012

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

From time to time Brookwood and its subsidiaries have paid fines or penalties for alleged failure to comply with certain environmental requirements, which did not exceed $100,000 in the aggregate during the three years ended December 31, 2012. In addition, Brookwood and its subsidiaries have entered into various settlements and agreements with the regulatory authorities requiring the companies to perform certain tests, undertake certain studies, and install remedial facilities. Brookwood and its subsidiaries incurred capital expenditures to comply with environmental regulations of approximately $572,000 in the year ended December 31, 2012 and $80,000 during the nine months ended September 30, 2013. In addition, Brookwood and its subsidiaries regularly incur expenses associated with various studies and tests to monitor and maintain compliance with diverse environmental requirements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

(unaudited)

Note 12 - Segments and Related Information

The Company operates as a holding company with its principal business in the textile products industry through its Brookwood subsidiary. The following represents the Company’s reportable amounts by business segment for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Textile Products (a)	Other (b)	Consolidated
Three Months ended September 30, 2013
Total revenue from external sources	$30,273	$—	$30,273

Operating income (loss)	$920	$(140)	$780
Other income (expense), net	(29)	(83)	(112)

Income (loss) before income taxes	$891	$(223)	$668

Three Months ended September 30, 2012
Total revenue from external sources	$27,146	$—	$27,146

Operating income (loss)	$(199)	$(1,227)	$(1,426)
Other income (expense), net	(42)	(136)	(178)

Income (loss) before income taxes	$(241)	$(1,363)	$(1,604)

Nine Months ended September 30, 2013
Total revenue from external sources	$94,040	$—	$94,040

Operating income (loss)	$2,119	$(2,442)	$(323)
Other income (expense), net	(135)	(259)	(394)

Income (loss) before income taxes	$1,984	$(2,701)	$(717)

Nine Months ended September 30, 2012
Total revenue from external sources	$100,207	$—	$100,207

Operating income (loss)	$(867)	$(16,784)	$(17,651)
Other income (expense ), net	(99)	(214)	(313)

Income (loss) before income taxes	$(966)	$(16,998)	$(17,964)

(a)	The operating income (loss) amounts for Brookwood, the textile products segment, include costs and expenses for the Nextec litigation of $84,000 and $163,000 for the 2013 and 2012 third quarter periods, respectively, and $385,000 and $3,572,000 for the 2013 and 2012 nine month periods, respectively. See Note 11 for more information on the Nextec litigation.
(b)	In connection with the Hallwood Energy litigation matters discussed in Note 11, the Company recorded a loss reserve of $13,200,000 in the 2012 first quarter, and recorded a litigation charge credit of $1,082,000 in the 2013 third quarter.

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

All of the members of the Board of Directors of the Company other than Mr. Gumbiner (who did not participate in the meeting), acting upon the unanimous recommendation of the Special Committee, have (i) determined that it is in the best interests of the Company and its stockholders (other than Parent and Merger Sub), and declared it advisable, to enter into the Merger Agreement, (ii) approved the execution, delivery and performance of the Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger and (iii) resolved to recommend adoption of the Merger Agreement by the stockholders of the Company.

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

In connection with the proposed Merger, the Company will file with the SEC and furnish to the Company’s stockholders a Proxy Statement and other relevant documents. Before making any voting decision, the Company’s stockholders are urged to read the Proxy Statement in its entirety when it becomes available and any other documents to be filed with the SEC in connection with the proposed Merger or incorporated by reference into the Proxy Statement because those documents will contain important information about the proposed Merger and the parties to the Merger. The Company’s stockholders will be able to obtain a free copy of documents filed with the SEC at the SEC’s website at http://www.sec.gov. In addition, the Company’s stockholders may obtain a free copy of the Company’s filings with the SEC from the Company’s website at http://www.hallwood.com/hwg/SEC.php or by directing a request to: The Hallwood Group Incorporated, 3710 Rawlins, Suite 1500, Dallas, TX 75219; Attention: Investor Relations; Phone: (214) 528-5588 or (800) 225-0135.

The Merger Agreement provides, among other things, that each of the parties must use its commercially reasonable efforts to prepare and cause the Proxy Statement and Schedule 13E-3 (as such terms are defined in the Merger Agreement) to be filed with the SEC as promptly as reasonably practicable after the date of the Merger Agreement. On July 11, 2013, the Merger Agreement was amended to reflect the agreement of the parities that it would not be commercially reasonable to file the Proxy Statement and Schedule 13E-3 prior to October 31, 2013.

The foregoing information only summarizes certain terms of the Merger Agreement, as amended, and is not a complete description of all of the parties’ rights and obligations under the Merger Agreement, as amended. For the complete terms, please read: (a) the Merger Agreement attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013 and (b) the Amendment to Agreement and Plan of Merger, dated as of July 11, 2013, included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2013.

The Company’s shares trade on the NYSE MKT stock exchange under the symbol of HWG and closed on November 5, 2012 (the day prior to the receipt of the HFL Proposal) at $6.00 per share. The Company’s shares closed on November 8, 2013 at $10.00 per share.

Going Concern. As discussed throughout this quarterly report on Form 10-Q and in the Company’s annual report on Form 10-K for the year ended December 31, 2012, the Company and its subsidiaries are involved in a number of litigation matters and have spent significant amounts in professional fees in connection with the defense of its pending legal matters. As further discussed in Note 11 to the consolidated financial statements in this quarterly report on Form 10-Q, in connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. In July 2011, the court in the Adversary Proceeding issued Proposed Findings setting forth damages totaling

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

As further discussed under Item 1A, “Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2012, (i) the Company is dependent upon Brookwood for cash, (ii) the Company does not currently earn sufficient cash through its operations, directly or through Brookwood, to fund its ongoing operating costs without in part utilizing its available line of credit under the HFL Loan, and (iii) Brookwood’s ability to pay the Company a dividend or other advance is dependent upon circumstances that are outside of the Company’s control. The Company can give no assurance that Brookwood will have the ability to satisfy the Company’s cash flow needs, or that the Company would be able to obtain other sources of funding in such a circumstance, and therefore there is substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s audited consolidated financial statements for the fiscal year ended December 31, 2012, as included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, contained an audit report from its independent registered public accounting firm which included explanatory language related to going concern resulting from the uncertainty of the payment of dividends from its subsidiary to fund the Company’s ongoing operations and obligations.

As a holding company, the Company is dependent on Brookwood to receive the cash necessary to fund its ongoing operations and its obligations. Brookwood paid dividends to the Company of $650,000, $250,000, and $1,000,000 respectively, in January 2013, April 2013, and July 2013. At September 30, 2013 and December 31, 2012, the Company had approximately $104,000 and $145,000, respectively, of cash and cash equivalents. Subsequent to September 30, 2013, Brookwood paid a dividend to the Company of $1,000,000 in October 2013, and the Company currently expects, based on current forecasts, that it will receive a cash dividend of approximately $1,000,000 in the first quarter of 2014. Any failure to receive from Brookwood cash required by the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows and could substantially impair the Company’s ability to continue as a going concern.

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

General and administrative costs were $1,222,000 in the third quarter of 2013, and were estimated at the time of the amendment to be approximately $986,000 in the fourth quarter of 2013. The general and administrative costs were estimated based upon historic recurring costs of the Company, and the actual amount of general and administrative costs of the Company for these periods could differ significantly as a result of unforeseen and/or other non-recurring costs. Amounts borrowed may be repaid and reborrowed at any time prior to the Final Revolver Draw Date (as defined in Note 5 to the consolidated financial statements in this quarterly report on Form 10-Q). Hallwood Financial Limited shall have no obligation to advance any additional amounts to the Company on or after the Final Revolver Draw Date.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2013, the outstanding balance of the HFL Loan was $5,411,000. As of September 30, 2013, the Company had $986,000 of credit availability under the HFL Loan for general and administrative costs for the fourth quarter of 2013.

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

While Brookwood has enjoyed substantial revenues from its military business, there is no assurance that such revenues will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend management believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. As this activity changes, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $16,932,000 and $49,035,000 for the 2013 third quarter and nine month periods, respectively, were 31.0% higher and 9.5% lower than the comparable periods in 2012 of $12,924,000 and $54,155,000.

From time to time, the military limits orders for existing products and adopts revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. The U.S. government released orders in recent years that include Brookwood’s products, which resulted in significant military sales. Changes in specifications, procurement entity budgets, or orders present a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications, budgetary and production requirements. Brookwood has regularly conducted research and development on various processes and products intended to comply with the revised specifications and it participates in the bidding process for new military products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. A provision of U.S. federal law, known as the Berry Amendment, generally requires the Department of Defense to give preference in procurement to domestically produced products, including textiles. Brookwood’s sales of products to the U.S. military market are highly dependent upon the continuing application and enforcement of the Berry Amendment by the U.S. government. In addition, the U.S. government is releasing contracts that are in force for shorter periods than in the past. Management acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sales trends.

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

Results of Operations

Hallwood Group reported net income of $633,000 and a net loss of $(1,068,000) for the third quarter of 2013 and nine month period ended September 30, 2013, respectively, compared to a net loss of $(1,063,000) and $(11,838,000) for the same periods in 2012. Revenue for the third quarter of 2013 and nine month period ended September 30, 2013, respectively, was $30,273,000 and $94,040,000, compared to $27,146,000 and $100,207,000 for the same periods in 2012.

Hallwood Group had an operating income (loss) of $780,000 and $(323,000) in the third quarter of 2013 and nine month period ended September 30, 2013, respectively, compared to $(1,426,000) and $(17,651,000) for the same periods in 2012. The results for the 2012 nine month period included a litigation charge of $13,200,000 in connection with the Hallwood Energy litigation matters. The results for the 2013 third quarter included a litigation charge credit of $1,082,000 in connection with the Hallwood Energy litigation matters.

Brookwood had operating income of $920,000 and $2,119,000 for the third quarter of 2013 and nine month period ended September 30, 2013, respectively, compared to an operating loss of $(199,000) and $(867,000) for the same periods in 2012. The results included costs and expenses incurred by Brookwood in the Nextec litigation matters totaling $84,000 and $385,000 for the third quarter of 2013 and nine month period ended September 30, 2013, compared to $163,000 and $3,572,000 for the same periods in 2012.

The Company had operating losses of $(140,000) and ($2,442,000) for the third quarter of 2013 and nine month period ended September 30, 2013, respectively, compared to $(1,227,000) and $(16,784,000) for the same periods in 2012. The results for the 2012 nine month period included a litigation charge of $13,200,000 in connection with the Hallwood Energy litigation matters. The results for the 2013 third quarter included a litigation charge credit of $1,082,000 in connection with the Hallwood Energy litigation matters.

Revenues

Textile products sales of $30,273,000 increased by $3,127,000, or 11.5%, in the 2013 third quarter, compared to $27,146,000 for the same period in 2012. Sales for the 2013 nine month period of $94,040,000 decreased by $6,167,000, or 6.2%, compared to $100,207,000 in 2012. The variances in 2013 were principally due to fluctuations in sales of specialty fabric to U.S. military contractors as a result of changes to orders from the military to Brookwood’s customers. Military sales accounted for $16,932,000 and $49,035,000 in the 2013 third quarter and nine month periods, compared to $12,924,000 and $54,155,000 in 2012, respectively. The military sales represented 55.9% and 47.6% of Brookwood’s net sales in the 2013 and 2012 third quarters, respectively, and 52.1% and 54.0% in the 2013 and 2012 nine month periods, respectively. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract.

Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during 2013 and 2012. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $5,884,000 and $20,732,000 in the 2013 third quarter and nine month periods, respectively, compared to $6,164,000 and $16,864,000 in the 2012 comparable periods. Sales to Tennier represented 19.4% and 22.7% of Brookwood’s net sales in the 2013 and 2012 third quarters, respectively, and 22.0% and 16.8% in the 2013 and 2012 nine month periods, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses

Textile products cost of sales of $25,545,000 for the 2013 third quarter increased by $1,988,000, or 8.4%, compared to $23,557,000 for the same period in 2012. For the nine month periods, textile products cost of sales of $80,460,000 for 2013 decreased by $5,510,000, or 6.4%, compared to $85,970,000 in 2012. The 2013 variances are primarily a result of the fluctuations in textile product sales, principally from variances in military sales, and changes in overall product mix in a quarter to quarter comparison. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, royalties, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.

The gross profit margin for the 2013 third quarter was 15.6%, compared to 13.2% for 2012, and for the 2013 nine month period, 14.4% versus 14.2%. The fluctuations in gross profit margin were attributed to varying levels of sales volume, changes in product mix and a more competitive pricing environment, primarily in the military market.

Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Brookwood	$3,808	$3,790	$11,461	$15,105
Company	1,222	1,225	3,524	3,583

Total	$5,030	$5,015	$14,985	$18,688

Brookwood’s administrative and selling expenses of $3,808,000 for the 2013 third quarter increased by $18,000, or 0.5% from the same period in 2012. Brookwood’s administrative and selling expenses of $11,461,000 for the 2013 nine month period decreased by $3,644,000, or 24.1% from the same period in 2012. Brookwood’s administrative and selling expenses included items such as payroll, professional fees, sales commissions, marketing, rent, insurance and travel. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $145,000 and $461,000 for the three and nine months ended September 30, 2013, respectively, compared to $212,000 and $582,000 for the comparable 2012 periods.

Costs and expenses incurred by Brookwood in the Nextec litigation totaled $84,000 and $385,000 for the third quarter of 2013 and nine month period ended September 30, 2013, respectively, compared to $163,000 and $3,572,000 for the same periods in 2012. The Court ruled from the bench on June 1, 2012 that, while Nextec’s patents were valid, Brookwood had not infringed any of the patents in the lawsuit. (For a further discussion of the Nextec litigation, see Note 11 in the accompanying condensed consolidated financial statements.)

The Company’s administrative expenses decreased $3,000, or 0.2%, for the 2013 third quarter, compared to the 2012 third quarter. The Company’s administrative expenses decreased $59,000, or 1.6%, for the nine month period ended September 30, 2013, compared to the same period in 2012. The nine month decrease was attributable to lower costs and expenses associated with the defense in the Hallwood Energy litigation matters, partially offset by increases in certain other professional fees related to the HFL Proposal.

Litigation charge (credit). In connection with the Hallwood Energy litigation matters discussed in Note 11 to the consolidated financial statements in this quarterly report on July 25, 2011, the Bankruptcy Court issued Proposed Findings in the Adversary Proceeding, proposing that damages be awarded against the Company totaling approximately $18,700,000 plus prejudgment and postjudgment interest and plaintiff’s attorneys’ fees as may be requested and awarded pursuant to a subsequent motion. On April

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

24, 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. Based upon the monetary damages (including prejudgment and postjudgment interest, legal fees and court costs) awarded in the Judgment, the Company recorded an additional charge of $13,200,000 in the first quarter of 2012. On September 19, 2013, the United States District Court adopted the report and recommendation of the Bankruptcy Court and entered judgment for $996,490.72 in aggregate attorneys’ fees. On October 4, 2013, Hallwood paid in full the $996,490.72 judgment. Based upon the adoption and recommendation by the Court regarding attorneys’ fees, the results for the 2013 third quarter included a litigation charge credit of $1,082,000 in connection with the Hallwood Energy litigation matters.

Other Income (Expense)

Interest expense was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Brookwood	$30	$42	$136	$99
Company	82	136	325	216

Total	$112	$178	$461	$315

Brookwood’s interest expense principally relates to its revolving credit facility. The Company’s interest expense substantially relates to the HFL Loan, which was entered into in May 2012.

Interest and other income were $-0- and $67,000 in the third quarter of 2013 and nine month period ended September 30, 2013, respectively, compared to $-0- and $2,000 for the same periods in 2012. In the second quarter of 2013, the Company received net proceeds of approximately $113,000 from the sale of a parcel of vacant land; the property sale resulted in a gain of $67,000.

Income Taxes

Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Federal
Current	$—	$(40)	$265	$(48)
Deferred	—	(500)	—	(6,066)

Sub-total	—	(540)	265	(6,114)
State
Current	35	(1)	86	(12)
Deferred	—	—	—	—

Sub-total	35	(1)	86	(12)

Total	$35	$(541)	$351	$(6,126)

The Company recorded no federal deferred tax benefit for the nine months ended September 30, 2013 since the deferred tax asset resulting from the estimated tax loss for the same period in the amount of $649,000 was offset by a full valuation allowance. The federal current tax expense in the nine month period ended September 30, 2013 of $265,000 is attributable to the receipt of federal tax refund of approximately $4,300,000, compared to the estimated refund amount of $4,570,000 reported at December 31, 2012.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2013, the deferred tax asset, before valuation allowance, was comprised principally of $4,756,000 related to the anticipated carryforward of the 2012 remaining taxable loss not eligible for carryback and the estimated taxable loss for the first nine months of 2013 to future periods; $265,000 of alternative minimum tax credits; and $152,000 of net temporary differences. Due to continuing uncertainty related to taxable income to be reported in future periods (after consideration of historical results, current business trends, and other objectively verifiable information), the Company continues to record a valuation allowance on substantially all of its deferred tax assets at September 30, 2013.

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

A summary of the fees and expenses related to HIL and Mr. Gumbiner is detailed below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consulting fees	$249	$249	$747	$747
Interest expense on HFL Loan	82	136	323	216
Office space and administrative services	55	68	172	221
Travel and other expenses	61	44	80	71

Total	$447	$497	$1,322	$1,255

In May 2012, to fund in part the payment of the Judgment, the Company entered into the HFL Loan with Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Gumbiner. The interest expense payable on the HFL Loan was $193,000 and $133,000 at September 30, 2013 and December 31, 2012, respectively. See Note 5 to the consolidated financial statements in this quarterly report on Form 10-Q for more information.

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

overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended September 30, 2013 and 2012, these companies reimbursed the Company $28,000 and $27,000, respectively, for such expenses. For the nine months ended September 30, 2013 and 2012, these companies reimbursed the Company $84,000 and $80,000, respectively.

Litigation

Refer to Note 11 in the accompanying condensed consolidated financial statements for a discussion of litigation matters.

Contractual Obligations and Commercial Commitments

The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of September 30, 2013 (in thousands):

	Payments Due During the Years Ending December 31,
	2013*	2014	2015	2016	2017	Thereafter	Total
Contractual Obligations
Revolving Credit Facility	$—	$1,150	$—	$—	$—	$—	$1,150
HFL Loan	—	—	5,411	—	—	—	5,411
Operating leases	185	747	583	212	—	—	1,727

Total	$185	$1,897	$5,994	$212	$—	$—	$8,288

*	For the three months ending December 31, 2013.

Interest costs associated with Brookwood’s Revolving Credit Facility, which bears interest at variable rates, are not a material component of the Company’s consolidated expenses. Estimated interest payments, based on the principal balance as of September 30, 2013, average principal balances during 2013, and weighted average interest rates, assuming renewal of the Revolving Credit Facility, are approximately $100,000 on an annual basis. Estimated interest payments associated with the Company’s HFL Loan, based on the principal balance as of September 30, 2013, are approximately $327,000 per year.

Other Loan Payable. On July 31, 2012, the Company entered into a promissory note to finance $237,000 of premiums (net of a down payment of $27,000) related to certain insurance policies with premiums equal to a total of $264,000. The promissory note had an interest rate of 2.99%, required nine equal monthly payments of approximately $27,000 beginning August 31, 2012, and incurred approximately $3,000 of finance charges, or interest, over the term until its maturity on April 30, 2013. The promissory note was paid in full on May 2, 2013. The outstanding balance as of September 30, 2013 and December 31, 2012 was $-0 and $105,000, respectively.

Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Plan”) to incentivize employees of Brookwood to increase the value of Brookwood and to continue their employment with Brookwood. The terms of the 2005 Plan provide for a total award amount to participants equal to 15% of the net fair market value of all consideration received by the Company or its stockholders in a change of control transaction (as defined in the 2005 Plan and further explained below), in excess of the sum of the liquidation preference plus accrued but unpaid dividends on Brookwood’s Series A Preferred Stock (the “Preferred Stock”) ($13,956,000 at September 30, 2013). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of the cash dividends actually paid. The 2005 Plan generally defines a change of control transaction as a transaction that (i) is approved by the Company’s board of directors or by the holders of at least 50% of the Company’s voting capital stock then-entitled to vote generally in the election of directors,

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

However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, in the aggregate and prior to the change of control transaction an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if certain members of Brookwood’s senior management do not have, in the aggregate and prior to a change of control transaction, an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000. As of September 30, 2013, no amounts have been accrued or paid under the 2005 Plan. The Merger will not constitute a change of control transaction under the 2005 Plan.

Off-Balance Sheet Arrangements

Hallwood Group has no off-balance sheet arrangements.

Financial Covenants

Brookwood. The principal financial ratios required under Brookwood’s Revolving Credit Facility, as amended, were as follows:

		Quarters Ended
Description	Requirement	Sept 30, 2013	June 30, 2013	Mar 31, 2013	Dec 31, 2012
Current ratio	must be greater than ratio of 1.40	2.60	2.62	2.54	2.66
Total liabilities to tangible net worth	must be less than ratio of 1.50	0.42	0.41	0.43	0.41
Total funded debt to EBITDA	must be less than ratio of 4.00	0.26	0.43	1.53	3.07

As of September 30, June 30, and March 31, 2013, as well as for each of the quarterly periods during 2012, Brookwood was in compliance with loan covenants of the Revolving Credit Facility. In order to maintain compliance with such covenants in the future, Brookwood may be required to limit aggregate borrowings under the Revolving Credit Facility to less than $25,000,000 at the end of each fiscal quarter.

Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the loan covenants in the Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $47,115,000 and $47,751,000 at September 30, 2013 and December 31, 2012, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

General. The Company, through its Brookwood subsidiary, principally operates in the textile products segment. Hallwood Group’s cash position decreased by $34,000 during the 2013 nine month period to $159,000 as of September 30, 2013. The principal source of cash in the 2013 nine month period was $8,643,000 provided by operations (including a net refund of approximately $4,300,000 from the IRS of 2010 federal taxes in the second quarter). The primary uses of cash were $1,056,000 for property, plant and equipment, principally at Brookwood, $4,180,000 of net repayment of the Revolving Credit Facility, $3,336,000 of net repayment on the HFL Loan, and $105,000 of repayment of other loans payable. Additionally, the results included costs and expenses incurred by the Company and Brookwood in the Hallwood Energy and Nextec litigation matters totaling $734,000 and $3,895,000 for the 2013 and 2012 nine month periods, respectively. The amounts outstanding under the Revolving Credit Facility and HFL Loan were $1,150,000 and $5,411,000, respectively, at September 30, 2013.

As further discussed under Item 1A, “Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2012, (i) the Company is dependent upon Brookwood for cash, (ii) the Company does not currently earn sufficient cash through its operations, directly or through Brookwood, to fund its ongoing operating costs without in part utilizing its available line of credit under the HFL Loan, and (iii) Brookwood’s ability to pay the Company a dividend or other advance is dependent upon circumstances that are outside of the Company’s control. The Company can give no assurance that Brookwood will have the ability to satisfy the Company’s cash flow needs, or that the Company would be able to obtain other sources of funding in such a circumstance, and therefore there is substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s audited consolidated financial statements for the fiscal year ended December 31, 2012, included in the Company’s annual report on Form 10-K, contained an audit report from its independent public accounting firm which included explanatory language related to going concern resulting from the uncertainty of the payment of dividends from its subsidiary to fund the Company’s ongoing operations and obligations.

As a holding company, the Company is dependent on Brookwood to receive the cash necessary to fund its ongoing operations and its obligations. Brookwood paid dividends to the Company of $650,000, $250,000, and $1,000,000 respectively, in January 2013, April 2013, and July 2013. At September 30, 2013 and December 31, 2012, the Company had approximately $104,000 and $145,000, respectively, of cash and cash equivalents. Subsequent to September 30, 2013, Brookwood paid a dividend to the Company of $1,000,000 in October 2013, and the Company currently expects, based on current forecasts, that it will receive a cash dividend of approximately $1,000,000 in the first quarter of 2014. Any failure to receive from Brookwood cash required by the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows and could substantially impair the Company’s ability to continue as a going concern.

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

General and administrative costs were $1,222,000 in the third quarter of 2013, and were estimated at the time of the amendment to be approximately $986,000 in the fourth quarter of 2013. The general and administrative costs were estimated based upon historic recurring costs of the Company, and the actual amount of general and administrative costs of the Company for these periods could differ significantly as a result of unforeseen and/or other non-recurring costs. Amounts borrowed may be repaid and reborrowed at any time prior to the Final Revolver Draw Date (as defined in Note 5 to the consolidated financial statements in this quarterly report on Form 10-Q). Hallwood Financial Limited shall have no obligation to advance any additional amounts to the Company on or after the Final Revolver Draw Date.

As of September 30, 2013, the outstanding balance of the HFL Loan was $5,411,000. As of September 30, 2013, the Company had $986,000 of credit availability under the HFL Loan for general and administrative costs for the fourth quarter of 2013.

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

Brookwood maintains a $25,000,000 Revolving Credit Facility with BB&T, which has a maturity date of March 30, 2014. As of September 30, 2013, subject to the existing loan covenants, Brookwood had approximately $18,060,000 of additional borrowing availability on its Revolving Credit Facility.

Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be assigned for collection to the factor, subject to a commission and the factor’s prior approval. Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of November 14, 2013, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Brookwood paid dividends to the Company of $650,000, $250,000 and $1,000,000, respectively, in January 2013, April 2013 and July 2013. Subsequent to September 30, 2013, Brookwood paid a dividend to the Company of $1,000,000 in October 2013. Brookwood paid cash dividends to the Company of $11,350,000 for all of 2012. In addition, Brookwood made tax sharing payments to the Company of $239,000 in the 2013 nine month period and $472,000 for all of 2012 under its tax sharing agreement.

Brookwood continuously evaluates opportunities to reduce production costs and expand its manufacturing capacity and portfolio of products. Accordingly, Brookwood incurs capital expenditures to pursue such opportunities, as well as for environmental and safety compliance, building upgrades, energy efficiencies, and various strategic objectives. In the 2013 nine month period and for all of 2012, Brookwood met its capital expenditure and equipment maintenance requirements from its operating cash flows and availability under its Revolving Credit Facility. There were no material capital commitments as of September 30, 2013. It is anticipated that Brookwood’s future capital expenditure projects will be funded from operations and, if necessary, availability under its Revolving Credit Facility. Brookwood estimates its 2013 capital expenditures will be within a range of $1,500,000 to $2,500,000, having incurred approximately $1,056,000 of net costs in the first nine months of 2013. Brookwood estimates its 2014 capital expenditures will be within a range of $2,500,000 to $3,000,000.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Note 11 to the Company’s condensed consolidated financial statements included within this quarterly report on Form 10-Q, is incorporated herein by reference.

1A	Risk Factors	N/A

2	Unregistered Sales of Equity Securities and Use of Proceeds	None

3	Defaults upon Senior Securities	None

4	Mine Safety Disclosures	N/A

5	Other Information	None

6	Exhibits

10.1	Amendment to Agreement and Plan of Merger, dated as of July 11, 2013, among Hallwood Financial Limited, HFL Merger Corporation, and The Hallwood Group Incorporated, incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated July 12, 2013, File No. 001-08303.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

Dated: November 14, 2013	By:	/s/ Richard Kelley
Richard Kelley
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amendment to Agreement and Plan of Merger, dated as of July 11, 2013, among Hallwood Financial Limited, HFL Merger Corporation, and The Hallwood Group Incorporated, incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated July 12, 2013, File No. 001 - 08303.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase