Form 10-K
period 2013-12-31
Hallwood Group Inc
filed 2014-03-31
CIK 355766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2013, which is the last business day of the registrant’s most recently-completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NYSE MKT, was $5,009,000.

As of the close of business on March 25, 2014, there were 1,525,166 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

THE HALLWOOD GROUP INCORPORATED

FORM 10-K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”), including but not limited to the section of this annual report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” information concerning the Company’s business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the outcome of pending litigation, and its strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate”, “doubt” or “believe.” The Company intends that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond the Company’s ability to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by the Company or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this annual report on Form 10-K entitled “Risk Factors” and elsewhere in this annual report on Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company’s business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, including without limitation, changes in its business strategy or planned capital expenditures, growth plans, or to reflect the occurrence of unanticipated events, although other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.	Business

The Hallwood Group Incorporated (the “Company”) (NYSE MKT: HWG) is a corporation incorporated in Delaware in 1981 and it operates as a holding company. The Company operates its principal business in the textile products industry through its wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Information contained herein includes references to the Company and its subsidiaries (collectively, the “Hallwood Group”).

Hallwood Financial Proposal and Merger Agreement – On November 6, 2012, the Company received a proposal (the “HFL Proposal”) from Hallwood Financial Limited (“Parent” or “Hallwood Financial”) to acquire all of the outstanding shares of the Company’s common stock that Parent does not beneficially own at a cash purchase price of $10.00 per share. Parent is controlled by Anthony J. Gumbiner, Chairman and Chief Executive Officer of the Company and Parent currently owns 1,001,575, or 65.7%, of the issued and outstanding shares of common stock, par value $0.10 per share, of the Company (such outstanding shares, collectively, the “Company Common Stock,” and, each, a “Share”).

In November 2012, the board of directors of the Company (the “Board”) formed a special committee (the “Special Committee”), consisting of three independent directors of the Company, to evaluate the Merger (as defined below) and other alternatives available to the Company.

On June 4, 2013, the Company announced that the Company, Parent, and HFL Merger Corporation, a Delaware corporation and a wholly owned subsidiary of the Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended by the Amendment to Agreement and Plan of Merger, dated as of July 11, 2013, and the Second Amendment to Agreement and Plan of Merger, dated as of February 7, 2014, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. The Special Committee unanimously determined that the transactions contemplated by the Merger Agreement (as in effect on such date), including the Merger, are advisable and in the best interests of the Company and its stockholders (other than the persons and entities associated with Mr. Gumbiner), and unanimously recommended that the Board approve and declare advisable the Merger Agreement and the transactions contemplated thereby, including the Merger, and that the Company’s stockholders vote for the adoption of the Merger Agreement (as in effect on such date). Based in part on that recommendation, the Board (other than Mr. Gumbiner, who did not participate due to his interest in the Merger) unanimously (i) determined that the transactions contemplated by the Merger Agreement, including the Merger, are advisable and in the best interests of the Company and its stockholders (other than the persons and entities associated with Mr. Gumbiner), (ii) approved and declared advisable the execution, delivery and performance of the Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger and (iii) resolved to recommend that the Company’s stockholders vote for the adoption of the Merger Agreement. Accordingly, the Board (without Mr. Gumbiner’s participation) unanimously recommended that the stockholders of the Company adopt the Merger Agreement.

On August 23, 2013, Gary L. Sample (“Plaintiff”) filed a purported class and derivative action in the Court of Chancery of the State of Delaware (the “Delaware Court”) against the parties to the Merger Agreement and certain directors and officers of the Company (collectively, the “Defendants”), asserting, among other things, that the original Merger Consideration (as defined below) was unfair and did not reflect the true value of the Company and all of its assets (the “Sample Litigation”).

On February 7, 2014, Plaintiff and the Defendants (together, the “Parties”) entered into a Stipulation of Settlement (the “Stipulation”), by and through their respective attorneys, whereby the Parties agreed that, in order to resolve the Sample Litigation, the parties to the Merger Agreement would, among other actions, amend the Merger Agreement to increase the Merger Consideration by $3.00 per share, from $10.00 per Share to $13.00 per Share, less any incentive fee and attorneys’ fees awarded by the Delaware Court to Plaintiff and Plaintiff’s counsel in accordance with the Stipulation (the “Increased Merger Consideration”). The Defendants specifically deny that they have engaged in any wrongdoing, deny that they committed any violation of law, deny that they breached any fiduciary duties, and deny liability of any kind to Plaintiff, the Company, or its stockholders. The Increased Merger Consideration will be paid if the Merger is consummated pursuant to the terms of the Merger Agreement as amended by the Second Amendment to the Merger Agreement, which was entered into by the Company, Parent, and Merger Sub as of February 7, 2014 (the “Second Amendment”). The Delaware Court approved the Stipulation on March 28, 2014.

Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent, and each share of Common Stock outstanding immediately prior to the effective time of the Merger (other than certain excluded and dissenting shares of Common Stock) will be cancelled and converted into the right to receive $12.39 in cash, without interest (the “Merger Consideration”) based on the settlement of the Sample Litigation. The Sample Litigation is more fully described in Item 3 of this annual report on Form 10-K, “Legal Proceedings.” The following excluded and dissenting shares of Common Stock will not be entitled to the Merger Consideration: (i) shares held by Parent, Merger Sub, the Company or any wholly owned subsidiary of the Company or held in the Company’s treasury and (ii) shares outstanding immediately prior to the effective time of the Merger held by a stockholder who has neither voted in favor of the Merger nor consented thereto in writing and who has demanded properly in writing appraisal for such shares and otherwise properly perfected and not withdrawn or lost the right to an appraisal of such dissenting shares pursuant to Section 262 of the General Corporation Law of the State of Delaware.

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

The Company’s stockholders will be asked to consider and vote on a proposal to adopt the Merger Agreement at a special meeting of stockholders. In connection therewith, the Company will file with the SEC and furnish to the Company’s stockholders a proxy statement and other relevant documents. Before making any voting decision, the Company’s stockholders are urged to read the proxy statement in its entirety when it becomes available and any other documents to be filed with the SEC in connection with the proposed Merger or incorporated by reference into the proxy statement because those documents will contain important information about the proposed Merger and the parties to the Merger. The Company’s stockholders will be able to obtain a free copy of documents filed with the SEC at the SEC’s website at http://www.sec.gov. In addition, the Company’s stockholders may obtain a free copy of the Company’s filings with the SEC from the Company’s website at http://www.hallwood.com/hwg/SEC.php or by directing a request to: The Hallwood Group Incorporated, 3710 Rawlins, Suite 1500, Dallas, TX 75219; Attention: Investor Relations; Phone: (214) 528-5588 or (800) 225-0135.

The foregoing information only describes certain terms of the Merger Agreement, as amended, and is not a complete description of all of the parties’ rights and obligations under the Merger Agreement, as amended. For the complete terms, please read: (a) the Merger Agreement attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013; (b) the Amendment to Agreement and Plan of Merger, dated as of July 11, 2013, included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2013; and (c) the Second Amendment to Agreement and Plan of Merger, dated as of February 7, 2014, included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2014.

The Company’s shares trade on the NYSE MKT stock exchange under the symbol of HWG and closed on November 5, 2012 (the day prior to the receipt of the HFL Proposal) at $6.00 per share. The Company’s shares closed on March 25, 2014 at $12.20 per share.

Going Concern – As further discussed under Item 1A, “Risk Factors” of this annual report on Form 10-K, (i) as a holding company, the Company is dependent upon Brookwood for cash, (ii) the Company does not currently earn sufficient cash through its operations, directly or through Brookwood, to fund its ongoing operating costs or obligations, including the HFL Loan (as hereinafter defined in Item 1A “Risk Factors”), and (iii) Brookwood’s ability to pay the Company a dividend or other advance is dependent upon circumstances that are outside of the Company’s control. The Company can give no assurance that Brookwood will have the ability to satisfy the Company’s cash flow needs, or that the Company would be able to obtain other sources of funding in such a circumstance, and therefore there is substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s audited consolidated financial statements for the fiscal year ended December 31, 2013, as included in this annual report on Form 10-K, contains an audit opinion from its independent public accounting firm which includes explanatory language related to going concern resulting from the uncertainty of the payment of dividends from its subsidiary to fund the Company’s ongoing operations and obligations.

As a holding company, the Company is dependent on Brookwood to receive the cash necessary to fund its ongoing operations and its obligations. Brookwood paid $3,900,000 of dividends during 2013 to the Company. At December 31, 2013 and December 31, 2012, the Company had approximately $972,000 and $145,000, respectively, of cash and cash equivalents.

If for any reason Brookwood is unable to pay a cash dividend or other advance to the Company, the Company would be required to seek alternative sources of funding. The Company has not yet determined what, if any, sources of funding would be available to it (other than the HFL Loan, which was amended on March 26, 2014 to provide up to $3,000,000 of liquidity in 2014; for more information see Item 1A “Risk Factors”), but it will consider such alternatives as an additional or new facility or term loan and potential sales of assets or additional securities. No assurance can be given that any such additional sources of funding will be available to the Company.

Additionally, any payment of a dividend or advance by Brookwood to the Company is dependent on a number of other factors including compliance with the loan covenants in Brookwood’s Amended and Restated Credit Facility with Branch Banking & Trust Company, the approval of Brookwood’s board of directors, Brookwood’s ability to meet the requirements of the Delaware corporate laws for payment of dividends, and compliance with other applicable laws and requirements. As a result, no assurance can be given that these amounts will be available when needed.

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

See below in the section entitled “Brookwood’s Revolving Credit Facility”, for information describing Brookwood’s credit facility that was recently amended and restated to extend its maturity date to March 30, 2016.

Textile Products. Textile products operations are conducted through Brookwood. Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

Organization. Brookwood principally operates as a converter, finisher and laminator in the textile industry, and it processes fabrics at its plants, located in Rhode Island and Connecticut, or by contracting with independent finishers. Brookwood is one of the largest coaters of woven nylons in the United States. Brookwood is known for its extensive, in-house expertise in high-tech fabric development and is a major supplier of specialty fabric to U.S. military contractors. Brookwood produces fabrics that meet standards and specifications set by both government and private industry, which are used by military, consumer and industrial customers. Brookwood has two principal subsidiaries as of December 31, 2013:

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

Brookwood generally maintains relationships with a limited number of suppliers; however, Brookwood believes that these raw materials are available from alternative suppliers if a supplier cannot meet Brookwood’s requirements. Some of Brookwood’s significant suppliers include Glen Raven, Highland, Precision Fabrics Group, Inc., Schneider Mills, Inc., and Synthetic Resources.

Sales and Distribution. Brookwood’s products are sold through its internal sales force in New York, Connecticut and California and a small network of independent sales representatives. Substantially all products are sold to U.S. organizations, including various customers holding or participating in military contracts.

Brookwood relies on military sales for a significant portion of its annual sales revenue. Military sales were $69,419,000, $68,091,000 and $73,906,000 in 2013, 2012 and 2011, respectively, which represented 53.7%, 52.2% and 53.0% of Brookwood’s sales. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract. Additionally, sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in 2013, 2012 and 2011. Sales to Tennier, which are included in military sales, represented 19.4%, 16.3% and 10.0% of Brookwood’s sales in 2013, 2012 and 2011, respectively. While Brookwood has enjoyed substantial revenues from its military business, and while Brookwood’s relationship with Tennier is ongoing, there is no assurance that such revenues from either source will continue. For further discussion of the risks associated with Brookwood’s dependence on this customer and military sales, see Item 1A of this annual report on Form 10-K, “Risk Factors”.

Competition. The textile market remains highly competitive. Competition is principally based on product development, design, price, quality and service. Brookwood’s ability to compete is enhanced by its in-house expertise and vertical integration of its product development, converting, finishing and laminating process.

Brookwood’s competitive position varies by product line. There are several major domestic competitors in the synthetic fabrics business, none of which dominates the market. Brookwood believes, however, that it has a strong competitive position. In addition, Brookwood believes that it is one of a few finishers successful in printing camouflage on nylon for sale to apparel suppliers of the U.S. government. Additional competitive strengths of Brookwood include: knowledge of its customers’ business needs; its ability to design and produce special fabrics such as textured blends; waterproof breathable fabrics; state of the art fabric finishing equipment at its facilities; and substantial vertical integration.

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

Patents and Trademarks. Brookwood has and continues to obtain various patents and trademarks. Brookwood’s products are sold around the world under brand-name, logo and certain trademarks. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations are generally for fixed, but renewable, terms. Brookwood owns or licenses a number of U.S. and foreign utility and design patents. The utility patents involve technical fabrics as well as uses for the fabrics, formulations applied to the fabrics, and product manufacturing processes for making them. The design patents cover various camouflage designs. Patents for individual products and processes extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

Brookwood has ongoing programs of research and development in all of its divisions adequate to maintain the exploration, development and production of innovative products and technologies. Research and development expenses were approximately $621,000 in 2013 and $769,000 in 2012.

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

Additionally, Kenyon and Brookwood Laminating are subject to a broad range of federal, state and local laws and regulations relating to the pollution and protection of the environment. Among the many environmental requirements applicable to Kenyon and Brookwood Laminating are laws relating to air emissions, ozone depletion, wastewater discharges and the handling, disposal and release of solid and hazardous substances and wastes, including but not limited to such laws as the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), which may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations Although, based on continuing internal review and advice from independent consultants, Kenyon and Brookwood Laminating believe that they are currently in substantial compliance with applicable environmental requirements, there is financial and other risk associated with the applicability of these environmental regulations. Brookwood and its subsidiaries incurred capital expenditures to comply with environmental regulations of approximately $421,000, $572,000, and $136,000 in the years ended December 31, 2013, 2012, and 2011, respectively. For a discussion of the risks associated with compliance with government regulators and environmental laws, see Item 1A of this annual report on Form 10-K, “Risk Factors”.

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

Brookwood’s Revolving Credit Facility. On March 30, 2012, Brookwood and its subsidiaries entered into a loan agreement by and among Brookwood, its subsidiaries and Branch Banking and Trust Company (“BB&T”), as subsequently amended (the “Revolving Credit Facility”).

The Revolving Credit Facility provided for borrowings of up to $25,000,000 and is secured by a first lien on substantially all of the assets of Brookwood. The Revolving Credit Facility had a maturity date of March 30, 2014, however it was recently amended and restated as described below, extending the maturing date to March 30, 2016.

The interest rate on the Revolving Credit Facility was 1.165% at December 31, 2013.

Loan Covenants of the Revolving Credit Facility. The Revolving Credit Facility, as amended, required Brookwood to satisfy certain financial covenants on the last day of each fiscal quarter. As of December 31, 2013 and 2012, and for each of the quarterly periods during 2013 and 2012, Brookwood was in compliance with loan covenants of the Revolving Credit Facility.

During the year ended December 31, 2013, Brookwood made net repayments of its borrowings under the Revolving Credit Facility and the outstanding balance was $1,175,000. During the year ended December 31, 2012, Brookwood had net proceeds under the Revolving Credit Facility and the outstanding balance was $5,330,000 at December 31, 2012.

March 2014 amendment to Revolving Credit Facility. On March 28, 2014, Brookwood and its subsidiaries executed an amended and restated credit agreement with BB&T (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility, which matures on March 30, 2016, allows for borrowings based generally on a percentage of eligible receivables with maximum borrowings of $25 million. Interest rates are based on LIBOR plus a margin of between 1.50% and 2.50% based upon the fixed charge coverage ratio, as defined in the Amended and Restated Credit Facility. The Amended and Restated Credit Facility contains a minimum fixed charge coverage ratio covenant and a minimum excess availability covenant, each as defined in the Amended and Restated Credit Facility. The minimum fixed charge coverage ratio is 1.10 to 1.00 and will be measured quarterly beginning with the quarter ended September 30, 2014. The minimum excess availability covenant is measured monthly. In 2014, dividends and other distributions to Hallwood are limited to $750,000 payable after September 30, 2014. In subsequent periods, Brookwood may make dividends and distributions to Hallwood as long as Brookwood is in compliance with both the minimum fixed charge coverage ratio and minimum excess availability covenants. While borrowings under the Amended and Restated Credit Facility are likely to be limited to amounts less than $25 million, management believes that it will provide adequate liquidity for Brookwood through at least December 31, 2014. Should Brookwood, at its option, terminate its factoring relationship with BB&T, the Amended and Restated Credit Facility would also terminate. Brookwood management at this time has no intention of terminating its factoring relationship with BB&T during the term of the Amended and Restated Credit Facility. As of March 28, 2014, subject to the provisions of the Amended and Restated Credit Facility and current borrowings of approximately $4 million, Brookwood had unused borrowing availability of approximately $4 million under this credit facility.

The terms of the Amended and Restated Credit Facility provide that the facility may be used for refinancing existing indebtedness, providing for working capital and financing ongoing operations and capital expenditures.

The Amended and Restated Credit Facility contains customary representations, warranties and affirmative covenants on behalf of Brookwood and also contains negative covenants which, among other things, prohibit Brookwood from any of the following (without obtaining prior BB&T written consent and with certain exceptions): (i) permitting liens (other than customary liens) to exist on any of its properties; (ii) incurring other debt other than accounts payable to trade creditors incurred in the ordinary course of business and factors; (iii) making capital expenditures in excess of $5,000,000 in any year; (iv) purchasing substantially all of the assets of another entity; (v) entering into new leases except operating leases for machinery and equipment that do not in the aggregate require payments in excess of $250,000 in any year and real estate leases in the ordinary course of business; (vi) paying dividends, or acquiring any of its stock, other than as described above in March 2014 amendment to Revolving Credit Facility; (vii) making loans or advances to, or guaranties for the benefit of, any person; and (viii) disposing of its assets or properties except in the ordinary course of its business.

Payments of Dividends. Brookwood paid to the Company dividends of $1,000,000 in February 2012 and $4,000,000 in each of the years ended December 31, 2011 and 2010. In May 2012, following the Company’s request for additional dividends, Brookwood requested BB&T to approve two dividends for a total amount of $9,000,000 (including the previously mentioned $8,000,000 dividend that the Company used in part to satisfy the Judgment in the Adversary Proceeding). BB&T consented to the dividends, which were paid to the Company in May 2012. Additionally, Brookwood paid dividends during 2012 to the Company of $1,000,000 and $350,000 in August and December, respectively. Brookwood paid $3,900,000 of dividends during 2013 to the Company.

In addition to the limitations described above in March 2014 amendment to Revolving Credit Facility, any future payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

For the three years ended December 31, 2013, textile products operations accounted for all of Hallwood Group’s operating revenues. For details regarding revenue, profit and total assets, see Note 16 to the Company’s consolidated financial statements.

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

Litigation. As further discussed in Item 3. of this annual report on Form 10-K, in connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. One of the lawsuits involved an acquisition and farmout agreement entered into between Hallwood Energy and FEI Shale, L.P., a subsidiary of Talisman Energy, Inc. in June 2008 and a related equity support agreement executed by the Company (the “Adversary Proceeding”). In July 2011, the court in the Adversary Proceeding issued Proposed Findings (as that term is defined in Item 3 of this annual report on Form 10-K, “Legal Proceedings”) setting forth damages totaling approximately $18,700,000, plus prejudgment and postjudgment interest. In April 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest in May 2012. The Adversary Proceeding was closed by the Bankruptcy Court on November 22, 2013.

Segment and Related Information. For details regarding revenue, profit (loss) and total assets, see Note 16 to the Company’s consolidated financial statements.

Number of Employees

The Company and its wholly owned Brookwood subsidiary had 439, 441, and 458 full time employees as of February 28, 2014, 2013, and 2012, respectively, comprised as follows:

	February 28,
	2014	2013	2012
Company	7	7	7
Brookwood	432	434	451

Total	439	441	458

In March 2013, Kenyon entered into an agreement for a new three-year collective bargaining agreement with Local 1321T of the New England Joint Board of UNITE HERE! union, representing approximately 230 employees at its Rhode Island plant facility, effective from March 1, 2013 through February 28, 2016.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available on the Company’s website at www.hallwood.com, as soon as reasonably practicable after such reports are electronically filed with the SEC. Additionally, the Company’s Code of Business Conduct and Ethics, Whistle Blower Policy and Audit Committee Charter may be accessed through the website. Any stockholder may request a printed copy of these documents by contacting Mr. Richard Kelley, the Company’s Vice President, Chief Financial Officer and Secretary, at (800) 225-0135. The Company’s website and the information contained therein or connected thereto shall not be deemed to be incorporated into this annual report on Form 10-K.

Executive Officers of the Company

In addition to Mr. Gumbiner, age 69, who serves as Director, Chairman and Chief Executive Officer of the Company (see Item 10), the following individuals also serve as executive officers:

William L. Guzzetti, age 70, has served as President and Chief Operating Officer of the Company since March 2005 and as Executive Vice President from October 1989 to March 2005. He also served as President, Chief Operating Officer and a Director of the general partner of Hallwood Energy and each of the former energy affiliates from their inception until June 2009. Mr. Guzzetti had served as President, Chief Operating Officer and a Director of Hallwood Energy Corporation, formerly based in Denver, Colorado and sold in May 2001, from December 1998 until May 2001 and of its predecessors since 1985. From 1990 until its sale in 2004, Mr. Guzzetti served as President, Chief Operating Officer and a Director of Hallwood Realty, LLC (“Hallwood Realty”) and Hallwood Commercial Real Estate, LLC, respectively. He had served as the President and a director of Hallwood Energy Corporation, formerly based in Cleburne, Texas and sold in December 2004, from December 2002 until December 2004. He is a member of the Florida Bar and the State Bar of Texas.

Richard Kelley, age 53, assumed the positions of Vice President, Chief Financial Officer and Secretary of the Company, in December 2008. Mr. Kelley has been with the Company, or one of the Company’s affiliates, since 1985. Prior to his appointment, Mr. Kelley served as the Company’s Director of Human Resources since July 2004. He served as the Manager of Financial & SEC Reporting for Hallwood Realty from May 1990 to July 2004. Mr. Kelley served as the Financial Reporting Accountant from June 1985 to March 1987 and as the Manager of Financial & SEC Reporting from March 1987 to May 1990 for Hallwood Energy Corporation.

Amber M. Brookman, age 71, has served as President, Chief Executive Officer and a Director of Brookwood since 1989.

For more information, see Item 10 of this annual report on Form 10-K.

Item 1A.	Risk Factors

Investors should carefully review and consider the risks described below and the forward-looking statements contained in this annual report on Form 10-K before evaluating the Company’s business or making an investment decision. The Company’s business, financial condition or results of operations could be materially adversely affected by these risks. The trading price of the Company’s common stock could decline due to any of these risks, and investors may lose all or part of their investment. Investors should also refer to the other information included or incorporated by reference in this annual report on Form 10-K, including the financial statements and related notes thereto. These risks and uncertainties could cause actual results and events to differ materially from those anticipated. Additional risks that the Company does not presently consider material, or of which it is not currently aware, may also have an adverse impact on the business. Also see the section of this annual report on Form 10-K entitled “Special Note Regarding Forward-Looking Statements” on Page 3.

Risks related to the Company

There is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in depth throughout this annual report on Form 10-K, (i) as a holding company, the Company is dependent upon Brookwood for cash, (ii) the Company does not currently have sufficient cash, either directly or through Brookwood, to pay its operating costs at the holding company level or the HFL Loan (described below), and (iii) Brookwood’s ability to pay the Company a dividend or other advance is dependent upon circumstances that are outside of the Company’s control. The Company can give no assurance that Brookwood will have the ability to satisfy the Company’s cash flow needs, or that the Company would be able to obtain other sources of funding if needed, and therefore there is substantial doubt as to the Company’s ability to continue as a going concern.

Any failure by Brookwood to pay dividends or tax sharing payments to the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

As a holding company, the Company is dependent on Brookwood to receive the cash necessary to fund its ongoing operations and its obligations, including the HFL Loan. At December 31, 2013, the Company had approximately $972,000 of cash and cash equivalents, including a $1,000,000 dividend from Brookwood received in December 2013. As of December 31, 2013, the outstanding balance of the HFL Loan was $5,411,000. Any failure to receive from Brookwood cash required by the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows and could substantially impair the Company’s ability to continue as a going concern.

Brookwood’s ability to pay dividends and tax sharing payments or make advances to the Company is contingent upon Brookwood’s compliance with loan covenants and other factors, many of which are beyond the Company’s control.

Brookwood’s ability to pay dividends and tax sharing payments or make advances to the Company are contingent upon Brookwood’s compliance with its loan covenants and is limited by the Amended and Restated Credit Facility with BB&T. This limitation could adversely affect the Company if these payments were restricted and such a restriction could substantially impair the Company’s ability to continue as a going concern.

On March 28, 2014 Brookwood executed an Amended and Restated Credit Agreement, as defined and discussed below. Although Brookwood expects to have sufficient borrowing capacity in 2014, dividends and other distributions to Hallwood in 2014 are limited to $750,000 payable after September 30, 2014. In subsequent periods, Brookwood may make dividends and distributions to Hallwood as long as Brookwood is in compliance with both the minimum fixed charge coverage ratio and minimum excess availability covenants.

In addition to the limitations described in the Amended and Restated Credit Facility, any future payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

The voting power in the Company is substantially controlled by one significant stockholder, who has the ability to substantially influence the Company, and the interests of this stockholder may conflict with or differ from those of other stockholders.

Hallwood Financial, a corporation controlled by the Company’s Chairman and Chief Executive Officer, Mr. Anthony J. Gumbiner, and members of his family, is its largest shareholder, with ownership representing approximately 65.7% of the Company’s outstanding common stock as of March 25, 2014. Consequently, Mr. Gumbiner, through Hallwood Financial, is in a position to significantly influence any matters that are brought to a vote of the shareholders, including, but not limited to, the election of members of the Board and any action requiring the approval of shareholders, including any amendments to its governing documents, mergers or sales of all or substantially all of the Company’s assets. This concentration of ownership also may delay, defer or even prevent a change in control of the Company and make some transactions more difficult or impossible without the support of Hallwood Financial. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of the Company’s common stock.

The Judgment in particular, and litigation in general, have been expensive and have added substantial debt to the Company, which the Company may not be able to repay without new funding, if available.

As further discussed in Item 3 of this annual report on Form 10-K, “Legal Proceedings”, in connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. In July 2011, the court in the Adversary Proceeding issued Proposed Findings (as that term is defined in Item 3 of this annual report on Form 10-K) setting forth damages totaling approximately $18,700,000, plus prejudgment and postjudgment interest. In April 2012, the United States District Court substantially adopted the Proposed Findings. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest, in May 2012. The Adversary Proceeding was closed by the Bankruptcy Court on November 22, 2013.

In May 2012, to fund in part the payment of the Judgment, the Company obtained the $10,000,000 HFL Loan from Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Anthony J. Gumbiner, the Company’s chairman, Chief Executive Officer and principal stockholder (the “HFL Loan”). The HFL Loan is secured by a subordinated pledge of all of the stock of Brookwood and by the Company’s interest in the anticipated refunds of federal income taxes, which were approximately $4,570,000 that the Company received in 2013. In connection with the HFL Loan, a Pledge and Security Agreement and a Subordination and Intercreditor Agreement (“Intercreditor Agreement”) were entered into and effective May 9, 2012. The Intercreditor Agreement, among other things, subordinates any security interest or lien that Hallwood Family (BVI) L.P. may have in certain assets of the Company, including the stock of Brookwood, to BB&T. The HFL Loan bears interest at the rate of 6% per year, payable on a quarterly basis. The Company may prepay the HFL Loan at any time without penalty. The documents reflecting the HFL Loan contain representations, warranties and covenants that are typical for loans of this type. The outstanding balance on the HFL Loan was $8,747,000 at December 31, 2012.

On March 11, 2013, the promissory note associated with the HFL Loan was amended to primarily (i) extend the maturity date of the HFL Loan by two years until June 30, 2015 and (ii) provide for an additional advance of $300,000 under the promissory note, resulting in a then outstanding balance of $9,047,000.

On May 13, 2013, the promissory note associated with the HFL Loan was amended, pursuant to a Second Amendment to Promissory Note, to convert it to a revolving credit facility, under certain conditions until December 31, 2013, to provide additional liquidity to the Company. The Company was advanced $405,000 under the HFL Loan’s revolving credit facility in May 2013.

In late May 2013, the Company received a net refund of approximately $4,300,000 from the IRS of 2010 federal taxes. The proceeds of these funds were used to pay $4,000,000 towards principal and interest outstanding on the HFL Loan, with the balance retained for the Company’s expenses and cash needs. As of December 31, 2013, the outstanding balance of the HFL Loan was $5,411,000.

On March 26, 2014, the promissory note associated with the HFL Loan was amended, pursuant to a Third Amendment to Promissory Note, to extend the revolving credit facility under certain conditions until December 31, 2014 to provide up to $3,000,000 in funding for general and administrative expenses of the Company. Hallwood Family (BVI) L.P. will not have any obligation to advance any additional amounts to the Company on or after December 31, 2014.

If for any reason Brookwood is unable to pay cash dividends or other advances to the Company, the Company would be required to seek alternative sources of funding. The Company has not yet determined what, if any, sources would be available to it (other than the HFL Loan, which was amended on March 26, 2014 to provide up to $3,000,000 of liquidity in 2014), but may consider such alternatives as an additional or new facility or term loan and potential sales of assets or additional securities. No assurance can be given that any such additional sources of funding will be available to the Company, which could result in the Company not being able to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Risks related to the Company’s Textile Products Business

Brookwood relies on sales of its military products for a substantial portion of its revenue and weakness in sales of these products can lead to a significant reduction in profitability.

Military sales were $69,419,000, $68,091,000 and $73,906,000 in 2013, 2012 and 2011, respectively, which represented 53.7%, 52.2% and 53.0% of Brookwood’s sales. These sales amounts were 2.0% higher in 2013 and 7.9% lower in 2012 from the respective previous years. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract. While Brookwood has enjoyed substantial revenues from its military business, sales of, and orders for, such products have been volatile and difficult to predict. In fact, orders have been weak in the fourth quarter of 2013 and the first quarter of 2014 through the date of this annual report on Form 10-K resulting in weak military revenues in the first quarter of 2014. We believe that such reduction of sales and orders is due at least in part to a reduction of deployed troops and continued debate in congress and the administration regarding federal spending. If such conditions persist, orders from the military, including orders for Brookwood’s products, may experience further decline which could have a material adverse effect on Brookwood’s operating results and financial condition.

Brookwood depends on a few key customers for a significant portion of its annual sales revenue, and loss of one or more of these key customers could result in a significant loss of revenues.

Sales to Tennier, a significant customer, accounted for more than 10% of Brookwood’s sales in 2013, 2012 and 2011. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $25,071,000, $21,282,000 and $13,916,000 in 2013, 2012 and 2011, respectively, which represented 19.4%, 16.3% and 10.0% of Brookwood’s sales.

Brookwood continues to identify new market niches. In addition to its existing products and proprietary technologies, Brookwood has developed advanced breathable, waterproof laminate and other materials, which have been well received by its customers. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan. The ongoing success of Brookwood is contingent on its ability to maintain its level of military business or expand its sales of its consumer and industrial product lines. While volatile, the significant opportunities for the military product line necessitate that it be a key focus of Brookwood’s sales and marketing efforts; however, during this time of relative weakness of sales and orders of military products, Brookwood is aggressively seeking new customers and opportunities for our consumer and industrial product lines. There can be no assurance that the positive results of the past can be sustained or that competitors will not aggressively seek to replace products developed by Brookwood.

Changes in military procurement practices or regulations could adversely affect Brookwood’s business.

From time to time, the military limits orders for existing products and adopts revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. Adjusting to changing specifications, procurement entity budgets, or orders is a continuing challenge. To the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. A provision of U.S. federal law, known as the Berry Amendment, generally requires the U.S. Department of Defense to give preference in procurement to domestically produced products, including textiles. Brookwood’s sales of products to the U.S. military market are highly dependent upon the continuing application and enforcement of the Berry Amendment by the U.S. government. Brookwood’s management acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sales trends.

Brookwood depends upon a limited number of third-party suppliers for raw materials, and the loss of certain suppliers could adversely affect Brookwood’s business.

As discussed in Item 1 of this annual report on Form 10-K, Brookwood purchases a significant amount of the fabric and other materials it processes and sells from a small number of suppliers, some of which compete with Brookwood, targeting specific military specifications. The loss of certain of Brookwood’s suppliers could adversely affect Brookwood’s business unless or until alternative supply arrangements were secured. In addition, if Brookwood were able to secure alternative arrangements, there can be no assurance that such arrangements would include terms as favorable to Brookwood as those contained in Brookwood’s current supply arrangements.

Brookwood’s factoring agreements expose it to credit risks, which could result in an adverse effect on Brookwood’s business, operating results and financial condition.

Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. government, may be assigned for collection to the factor, subject to a commission and the factor’s prior approval. While factoring credit sales helps to mitigate credit risk related to specific customers, the factoring agreements expose Brookwood to credit risk of the factors if any of them fail to meet their respective obligations. Brookwood seeks to manage this risk by conducting business with a number of reputable factors and monitoring the factors’ performance under their agreements, but there is no guarantee that such factors will have the ability to fulfill their obligations to Brookwood in a timely manner, which failure could have a material adverse effect on the Company.

Brookwood’s ability to comply with its Amended and Restated Credit Facility is subject to future performance and other factors.

On March 28, 2014, Brookwood and its subsidiaries executed an amended and restated credit agreement with BB&T (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility, which matures on March 30, 2016, allows for borrowings based generally on a percentage of eligible receivables with maximum borrowings of $25 million. Interest rates are based on LIBOR plus a margin of between 1.50% and 2.50% based upon the fixed charge coverage ratio, as defined in the Amended and Restated Credit Facility. The Amended and Restated Credit Facility contains a minimum fixed charge coverage ratio covenant and a minimum excess availability covenant, each as defined in the Amended and Restated Credit Facility. The minimum fixed charge coverage ratio is 1.10 to 1.00 and will be measured quarterly beginning with the quarter ended September 30, 2014. The minimum excess availability covenant is measured monthly. In 2014, dividends and other distributions to Hallwood are limited to $750,000 payable after September 30, 2014. In subsequent periods, Brookwood may make dividends and distributions to Hallwood as long as Brookwood is in compliance with both the minimum fixed charge coverage ratio and minimum excess availability covenants. While borrowings under the Amended and Restated Credit Facility are likely to be limited to amounts less than $25 million, management believes that it will provide adequate liquidity for Brookwood through at least December 31, 2014. Should Brookwood, at its option, terminate its factoring relationship with BB&T, the Amended and Restated Credit Facility would also terminate. Brookwood management at this time has no intention of terminating its factoring relationship with BB&T during the term of the Amended and Restated Credit Facility. As of March 28, 2014, subject to the provisions of the Amended and Restated Credit Facility and current borrowings of approximately $4 million, Brookwood had unused borrowing availability of approximately $4 million under this credit facility.

The strength of Brookwood’s competitors may impact its ability to maintain and grow sales, which could decrease revenues.

The cyclical nature of the textile and apparel industries, characterized by rapid shifts in military procurement, fashion and consumer demand and competitive pressures, results in volatility in both price and demand. The demand for any particular product varies from time to time based largely upon changes in military specifications, consumer and industrial preferences, and general economic conditions affecting the textile and apparel industries, such as consumer expenditures for non-durable goods. The textile and apparel industries are also cyclical because the supply of particular products changes as competitors enter or leave the market.

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

There are an increasing number of competitors entering the military market. These competitors vary and include converters from other market segments, as well as major mills, some of which are Brookwood suppliers, who are selectively targeting specific military specifications. As these companies enter the military market, the competitive pressures may result in further price and demand volatility, which could decrease Company revenues.

Brookwood is subject to many environmental regulations that may result in significant costs or liabilities or cause interruptions in its operations.

Kenyon and Brookwood Laminating are subject to a broad range of federal, state and local laws and regulations relating to the pollution and protection of the environment. Among the many environmental requirements applicable to Kenyon and Brookwood Laminating are laws relating to air emissions, ozone depletion, wastewater discharges and the handling, disposal and release of solid and hazardous substances and wastes. Kenyon and Brookwood Laminating are also subject to such laws as CERCLA, which may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. Actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by Kenyon and Brookwood Laminating or otherwise adversely affect demand for their products. Widespread adoption of any prohibitions or restrictions could adversely affect the ability to produce products and the cost of such products, and thus have a material adverse effect upon Kenyon, Brookwood Laminating, Brookwood, and the Company.

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

Imports of foreign-made textile and apparel products are a significant source of competition for most sectors of the domestic textile industry. Changes in international trade regulation, including future trade agreements, could provide Brookwood’s competitors an advantage, increase Brookwood’s costs, limit the countries from which it can purchase raw materials and set quotas on products that may be imported from a particular country, any of which could have a material adverse effect on Brookwood’s business, results of operations or financial condition.

Brookwood’s success is dependent upon retaining key management personnel whose continued service is not guaranteed.

Brookwood is dependent upon its executive officers for strategic business direction and specialized industry experience. While the Company believes that it could find replacements for these key personnel, the loss of their services could adversely affect Brookwood’s operations.

Risks Related to the Merger

The Merger is subject to various closing conditions described in Item 1 of this annual report on Form 10-K and other uncertainties, and there can be no assurances as to whether or when it may be completed. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if other uncertainties may arise, as some of the conditions to close the Merger are outside of our control. In addition, third parties, such as regulators and lenders, could impose requirements or obligations as conditions for their approvals which could delay or increase the cost of the Merger and otherwise negatively impact our performance and financial condition. Despite our best efforts, we may not be able to satisfy or receive in a timely fashion the various closing conditions and obtain the necessary approvals, and such failure or delay in completing the Merger may cause uncertainty or other negative consequences that may materially and adversely affect our performance, financial condition, results of operations, and price per share of our common stock.

Failure to complete the Merger could materially impact our business, financial condition, results of operations, stock price, and cash flows. There is no assurance that the Merger will consummated at all, or that any event, change or other circumstances will not occur that could give rise to the termination of the Merger Agreement. If the Merger is not consummated for any reason, we will be subject to several risks, including without limitation, (i) the price of our common stock may decline if the Merger does not occur; (ii) we will remain liable for significant transaction costs that would be payable even if the Merger is not consummated; and (iii) we will not have enough cash to meet the needs of the Company as a going concern. For these and other reasons, failure to consummate the Merger would adversely impact our business, financial condition, results of operations, stock price, and cash flows.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally. For example, our shareholders should be aware that Mr. Gumbiner has interests in the Merger that are different to those of our stockholders. Further, certain executives may receive severance and other payments in the event of the Merger or if their employment is terminated following consummation of the Merger. The interests of our directors and executive officers in the proposed Merger will be described in more detail in the definitive proxy statement regarding the proposed Merger that we will file with the SEC.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Real Properties

The general character, location and nature of the significant real properties owned by the Company and its subsidiaries and the encumbrances against such properties are described below.

Cost of real estate owned by property type, segment and location as of December 31, 2013 (in thousands):

Property Type	Segment	Location	Cost
Dyeing and finishing plant (Kenyon)	Textile	Rhode Island	$9,287
Production facility (Plainfield)	Textile	Connecticut	5,537

Total			$14,824

The Kenyon dyeing and finishing plant is a multi-shift facility well-suited for that particular business. The development of new products and varying levels of utilization require the plant to be regularly upgraded. The Brookwood capital stock is pledged as collateral under its Amended and Restated Credit Facility and the plant is encumbered by a negative pledge under this facility. In addition, the Amended and Restated Credit Facility also contains a covenant to reasonably maintain property and equipment.

Brookwood Laminating has occupied its Plainfield facility since 2006 and purchased this facility in May 2010 pursuant to a lease purchase option. Brookwood Laminating has updated and customized the facility with building improvements and equipment to develop new products and enhance production efficiencies. Similar to the Kenyon plant, the Brookwood capital stock is pledged under the Amended and Restated Credit Facility and the plant is encumbered by a negative pledge.

Additionally, the HFL Loan is secured by a subordinated pledge of all the stock of Brookwood. For further discussion of the Revolving Credit Facility and the HFL Loan, see Item 7 of this annual report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Leased Facilities

The Company has a lease obligation for office space in Dallas, Texas, which expires in November 2015 and included a one-time option for the Company to terminate the lease in November 2012. Since January 2005, the Company has shared its Dallas office space with Hallwood Investments Limited (“HIL”), an entity associated with Mr. Gumbiner, the Company’s Chairman, Chief Executive Officer and principal stockholder, and certain of HIL’s affiliates. In addition, from August 2005 until July 2009, the Company shared its Dallas office space with Hallwood Energy. HIL and certain of its affiliates reimburse the Company and Hallwood Energy, until July 2009, reimbursed the Company for a pro-rata share of their lease and other office-related costs. Hallwood Energy completed its move from the office space by July 31, 2009 and no longer shares such expenses with the Company.

Brookwood leases office space for its corporate headquarters in New York City, and its lease on this space expires in August 2016. Brookwood also leases two apartments in New York City for business purposes. The apartment leases became effective in May 2009 and May 2013 and expire in May 2015 and April 2015, respectively. Brookwood also leased certain office space in Connecticut from October 2010 to September 2013, but did not renew this lease upon its expiration.

Brookwood Roll Goods, a division of Brookwood, leases warehouse space in Gardena, California, which lease expires in April 2015.

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

In July 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that Brookwood infringed five United States patents pertaining to internally-coated webs. In October 2007, the Company was dismissed from the lawsuit. Nextec later added additional patents to the lawsuit. After a number of motions, only two patents remained in the action and were being asserted against the process and machine for making defendants’ Agility Storm-Tec X-Treme and Eclipse Storm-Tec X-Treme fabrics, which constitute two levels of the Military’s Extended Cold Weather Clothing System. Nextec was seeking a permanent injunction as well as damages in an amount to be determined at trial. After a five week trial that ended on June 1, 2012, the Court ruled from the bench that, while Nextec’s patents were valid, Brookwood had not infringed any of the patents in the lawsuit. On July 20, 2012, Nextec filed a motion requesting that the Court either correct/amend its finding of non-infringement or grant a new trial, which the Court subsequently denied. The Court’s Order and Final Judgment was issued June 21, 2012. Nextec filed a notice of appeal and Brookwood a notice of cross-appeal. The United States Court of Appeals for the Federal Circuit heard oral argument on November 6, 2013. On November 18, 2013, the United States Court of Appeals for the Federal Circuit summarily affirmed the Southern District of New York’s ruling that Brookwood did not infringe any of the patents belonging to Nextec. Nextec has not appealed the decision and the deadline for filing an appeal has expired. Separately, and prior to trial, Brookwood filed requests for reexamination by the United States Patent and Trademark Office of the remaining patent claims at issue in the litigation. The United States Patent and Trademark Office granted the reexamination requests and issued first office actions rejecting all the reexamined patent claims as unpatentable over the prior art of record. With respect to one of the patents, the Patent Office has since received Nextec’s responsive arguments and subsequently issued a reexamination certificate. With respect to the second patent, the Patent Office has since received Nextec’s responsive arguments and has issued a final rejection to that patent. Nextec has appealed this rejection.

On April 5, 2013, Nextec filed Nextec Applications, Inc. v. United States in the U.S. Court of Federal Claims under 28 U.S.C. §1498(a). In that suit, Nextec asserts that the United States is liable for infringement of six Nextec patents arising out of the Government’s acceptance, receipt, and/or use of military uniforms incorporating the same Brookwood fabrics at issue in the District Court litigation. Following a motion to dismiss filed by the United States Government, which the Court of Federal Claims denied, Nextec filed an Amended Complaint on January 21, 2014, asserting only three patents, U.S. Patent No. 5,004,643, U.S. Patent No. 5,869,172, and U.S. Patent No. 6,129,978. The U.S. Government has moved to strike the Amended Complaint on the ground that it includes U.S. Patent No. 5,869,172, a patent that the Government contends was dismissed as part of the Court’s ruling on the motion to dismiss. On February 20, 2014, the Government filed a motion requesting that the Court notify Brookwood of the lawsuit and issue a notice allowing Brookwood to appear, if it desires, as an interested party. The Court granted the Government’s motion to issue notice, and has since issued a notice to Brookwood to appear within forty-two days after service of the notice on Brookwood. Nextec then objected to Brookwood’s inclusion as an interested third party. On March 18, 2014, the Court held a telephonic hearing to address the Motion to Strike and Nextec’s objections to Brookwood’s inclusion in the case. The next day, the Court issued an order denying the Government’s Motion to Strike and rejecting Nextec’s objections to Brookwood’s inclusion in the case. The March 19th order further directed the Government to file its answer to Nextec’s amended complaint by April 17, 2014 and to notice, as a potentially interested party, ADS, Inc., the primary contractor to the United States in the military contract at issue. The Court further ordered that any third parties will need to file their answer to Nextec’s amended complaint by May 2, 2014 and that the parties shall file a joint preliminary status report by May 19, 2014. The military contract referenced in Nextec’s amended complaint contains the FAR 52.227-3 Patent Indemnity clause which may require ADS to indemnify the U.S. Government for any patent infringement arising under the contract. Brookwood, as ADS’s subcontractor has accepted certain flow-down provisions, and may be required to indemnify ADS, Inc. for any potential patent infringement arising under the military contract. Separately, and prior to its notice in the case, Brookwood filed requests for reexaminations by the United States Patent and Trademark Office (“Patent Office”) of claims from the remaining patents at issue in the case. With respect to U.S. Patent No. 5,004,643, Brookwood has filed for an inter partes review proceeding (“IPR”) before the Patent Office, which will determine the validity of the ‘643 patent within 18 months. The three reexaminations and the IPR are currently pending before the Patent Office.

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

The plaintiffs alleged that they were entitled to approximately $4,000,000 as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company. On August 7, 2013, the Bankruptcy Court submitted its report and recommendation to the District Court that the plaintiffs be awarded $996,490.72 in aggregate attorneys’ fees. On September 19, 2013, the District Court adopted the report and recommendation of the Bankruptcy Court and entered judgment for $996,490.72 in aggregate attorneys’ fees. On October 4, 2013, Hallwood paid in full the $996,490.72 judgment. Based upon the adoption and recommendation of attorneys’ fees by the Court, the Company recorded a reversal of a previously recorded litigation charge of $1,082,000 in the third quarter of 2013. The Adversary Proceeding was closed by the Bankruptcy Court on November 22, 2013.

Stockholders’ Lawsuit. On August 23, 2013, a complaint was filed in the Delaware Court of Chancery (the “Delaware Court”) captioned Sample v. Gumbiner et al., Civil Action No. 8833-VCN. The action named as defendants the directors of the Company, and also named as defendants Parent and Merger Sub. The Company is also named as a defendant, or in the alternative, as a nominal defendant.

In part, the action purported to be a class action of the Company’s stockholders brought by a single individual stockholder challenging the Merger. The plaintiff alleged that all defendants other than Merger Sub breached fiduciary duties to those stockholders in connection with the proposed Merger as a consequence of an allegedly unfair merger process and an allegedly unfair merger price. The complaint also alleged that Merger Sub aided and abetted these claimed breaches of fiduciary duty.

In part, the action also purported to be a derivative action brought on behalf of the Company against Mr. Gumbiner and Charles A. Crocco, Jr., based on various matters relating to the investment by the Company in Hallwood Energy in 2008, various related transactions engaged in by the Company or employees, executives, or advisors to the Company, a dividend declared by the Company in 2008, and Hallwood Energy’s Chapter 11 bankruptcy court proceeding. The complaint alleges that Mr. Gumbiner and Mr. Crocco engaged in “wrongful conduct” and/or breached fiduciary duties with respect to these matters and should be held liable to the Company. The complaint further alleged that the $10.00 per share offered in the Merger was unfair and did not reflect the true value of the Company and all of its assets, including potential claims against Mr. Gumbiner, other Company executives and advisors.

The plaintiff sought an order from the Delaware Court (i) certifying the action as a class action, (ii) finding that the defendants other than Merger Sub breached fiduciary duties to the plaintiff and the class, and that Merger Sub aided and abetted those breaches, (iii) finding that those breaches have proximately caused the plaintiff and the class damage in an amount subject to proof at trial, (iv) awarding the plaintiff and the class any damages that are proven at trial, (v) alternatively, finding that the action is properly brought as a derivative action and that demand of the Board is excused as to the claims asserted, (vi) alternatively, awarding the company such damages are proven at trial with respect to the derivative action, (vii) awarding the plaintiff its costs and expenses in connection with this action, including expert and attorney’s fees, and (viii) awarding such further and other relief as the Delaware Court deems just and appropriate.

On February 7, 2014, the plaintiff and the defendants in the Sample Litigation (together, the “Parties”) entered into the Stipulation, by and through their respective attorneys, whereby the Parties agreed that, in order to resolve the Sample Litigation, the parties to the Merger Agreement would, among other actions, amend the Merger Agreement to increase the Merger Consideration by $3.00 per share, from $10.00 per share to $13.00 per share, less a proportionate deduction for any incentive fee and attorneys’ fees that may be awarded by the Delaware Court to the plaintiff and the plaintiff’s counsel in accordance with the Stipulation. The plaintiff further sought an award of attorney’s fees based on the Company’s supplemental disclosures, but an award by the Delaware Court of attorney’s fees based on supplemental disclosures will not affect the Merger Consideration. The defendants specifically deny that they have engaged in any wrongdoing, deny that they committed any violation of law, deny that they breached any fiduciary duties, and deny liability of any kind to the plaintiff, the Company, or its stockholders. The increased Merger Consideration will be paid if the Merger is consummated pursuant to the terms of the Merger Agreement as amended by the Second Amendment.

On March 28, 2014, the Delaware Court approved the Settlement, including an incentive fee of $10,000 and attorney’s fees of $310,000, which is deducted from the $13.00 per share consideration agreed in the Second Amendment, with a final Merger Consideration of $12.39 per share. The Delaware Court reserved decision on plaintiff’s request for an award of attorneys’ fees in connection with the supplemental disclosures, but this reservation will not impact the Merger Consideration. All known and unknown claims against the defendants relating to the Sample Litigation, the Merger, the Settlement, and investments in securities issued by the Company between November 6, 2012 and the date of the Merger, including derivative claims, have been released pursuant to the Delaware Court’s approval of the Settlement.

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

Environmental Contingencies. A number of jurisdictions in which the Company or its subsidiaries operate have adopted laws and regulations relating to environmental matters. Such laws and regulations may require the Company to secure governmental permits and approvals and undertake measures to comply with such permits and approvals. Compliance with the requirements imposed may be time-consuming and costly. While environmental considerations, by themselves, have not significantly affected the Company’s or its subsidiaries’ business to date, it is possible that such considerations may have a significant and adverse impact in the future. The Company and its subsidiaries actively monitor their environmental compliance and while certain matters currently exist, management is not aware of any compliance issues which will significantly impact the financial position, results of operations or cash flows of the Company or its subsidiaries.

The Company’s Brookwood subsidiary is subject to a number of environmental laws, regulations, licenses and permits and has ongoing discussions with environmental regulatory authorities, including the U.S. Environmental Protection Agency (the “EPA”), the Rhode Island Department of Environmental Management (“RIDEM”) and the Connecticut Department of Energy and Environmental Protection (“CTDEEP”) on a number of matters, including compliance with wastewater discharge and treatment regulations, the control of chemicals used in the companies’ coating operations that are classified as air pollutants, the presence of groundwater and soil contaminants at the companies’ facilities, and hazardous waste management.

From time to time Brookwood and its subsidiaries have paid fines or penalties for alleged failure to comply with certain environmental requirements, which did not exceed $10,000 in the aggregate during the three years ended December 31, 2013. In addition, Brookwood and its subsidiaries have entered into various settlements and agreements with the regulatory authorities requiring the companies to perform certain tests, undertake certain studies, and install remedial facilities. Brookwood and its subsidiaries incurred capital expenditures to comply with environmental regulations of approximately $421,000, $572,000, and $136,000 in the years ended December 31, 2013, 2012 and 2011, respectively. In addition, Brookwood and its subsidiaries regularly incur expenses associated with various studies and tests to monitor and maintain compliance with diverse environmental requirements.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NYSE MKT stock exchange under the symbol of HWG. There were approximately 428 stockholders of record as of March 25, 2014.

The following table sets forth quarterly high and low closing prices of the Company’s common stock on the NYSE MKT stock exchange and cash dividends paid for the three years ended December 31, 2013.

	Years Ended December 31,
	2013			2012			2011
Quarters	High	Low	Dividends	High	Low	Dividends	High	Low	Dividends
First	$9.79	$8.61	—	$15.98	$8.75	—	$27.25	$23.05	—
Second	9.76	7.70	—	11.72	8.04	—	27.00	19.00	—
Third	9.95	9.50	—	10.25	7.40	—	19.70	8.63	—
Fourth	10.00	9.52	—	9.46	5.61	—	13.10	8.46	—

At March 25, 2014, the closing price per share of the common stock on the NYSE MKT was $12.20.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company has no compensation plans under which equity securities of the Company are authorized for issuance.

Item 6.	Selected Financial Data

The following table sets forth, as of the dates and for the years indicated, selected financial information for the Company. The financial information is derived from the Company’s audited consolidated financial statements for such years. The information should be read in conjunction with Item 7 of this annual report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto contained in this annual report on Form 10-K. The following information is not necessarily indicative of future results.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Revenues	$129,233	$130,524	$139,499	$168,354	$179,554
Expenses (a)	130,586	148,934	148,508	152,198	153,922

Operating income (loss)	(1,353)	(18,410)	(9,009)	16,156	25,632

Other income (expense):
Interest expense	(573)	(517)	(105)	(301)	(252)
Other, net	67	2	10	36	144

	(506)	(515)	(68)	(291)	(216)

Income (loss) before income taxes	(1,859)	(18,925)	(9,077)	15,865	25,416
Income tax expense (benefit)	549	(982)	(2,746)	5,985	8,361

Net Income (Loss)	$(2,408)	$(17,943)	$(6,331)	$9,880	$17,055

Net Income (Loss) Per Common Share
Basic	$(1.58)	$(11.76)	$(4.15)	$6.48	$11.18
Diluted	(1.58)	(11.76)	(4.15)	6.48	11.18

Dividends Per Common Share	—	—	—	—	—

Weighted Average Shares Outstanding
Basic	1,525	1,525	1,525	1,525	1,525
Diluted	1,525	1,525	1,525	1,525	1,525

Financial Condition
Total assets	$62,128	$70,906	$88,905	$85,277	$88,440
Loans payable	6,586	14,182	2,000	2,000	6,450
Redeemable preferred stock (b)	—	—	—	—	1,000
Common stockholders’ equity	38,789	41,197	59,140	65,471	55,591

(a)	The Company recorded a reversal of a previously recorded litigation charge of $1,082,000 in 2013, whereas in 2012 and 2011 the Company recorded litigation charges of $13,200,000 and $9,300,000, respectively, related to various Hallwood Energy litigation matters.
(b)	In July 2010, the Company completed a mandatory redemption of the Company’s Series B Preferred Stock, at $4.00 per share, in the total amount of $1,000,000. The Series B Preferred Stock was cancelled on the stock records of the Company, and the holders of the Series B Preferred Stock have no continuing rights as stockholders of the Company, other than the right to receive payment of the redemption value.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General. The Company operates as a holding company. The Company operates its principal business in the textile products industry through its wholly owned Brookwood subsidiary. For financial reporting purposes, the Company fully consolidates all of its subsidiaries and accounted for its former investment in Hallwood Energy using the equity method of accounting.

Going Concern. As further described in Item 1A of this annual report on Form 10-K, “Risk Factors”, (i) as a holding company, the Company is dependent upon Brookwood for cash, (ii) the Company does not currently have sufficient cash, either directly or through Brookwood, to fund its ongoing operating costs or obligations, including the HFL Loan, and (iii) Brookwood’s ability to pay the Company a dividend or other advance is dependent upon circumstances that are outside of the Company’s control. The Company can give no assurance that Brookwood will have the ability to satisfy the Company’s cash flow needs, or that the Company would be able to obtain other sources of funding if needed, and therefore there is substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s audited consolidated financial statements for the fiscal year ended December 31, 2013, as included in this annual report on Form 10-K, contain an audit opinion from its independent public accounting firm which includes explanatory language related to going concern resulting from the uncertainty of the payment of dividends from its subsidiary to fund the Company’s ongoing operations and obligations.

Hallwood Financial Proposal and Merger Agreement – On November 6, 2012, the Company received a proposal (the “HFL Proposal”) from Hallwood Financial Limited (“Parent” or “Hallwood Financial”) to acquire all of the outstanding shares of the Company’s common stock that Parent does not beneficially own at a cash purchase price of $10.00 per share. Parent is controlled by Anthony J. Gumbiner, Chairman and Chief Executive Officer of the Company and Parent currently owns 1,001,575, or 65.7%, of the issued and outstanding shares of common stock, par value $0.10 per share, of the Company (such outstanding shares, collectively, the “Company Common Stock,” and, each, a “Share”).

In November 2012, the board of directors of the Company (the “Board”) formed a special committee (the “Special Committee”), consisting of three independent directors of the Company, to evaluate the Merger (as defined below) and other alternatives available to the Company.

On June 4, 2013, the Company announced that the Company, Parent, and HFL Merger Corporation, a Delaware corporation and a wholly owned subsidiary of the Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended by the Amendment to Agreement and Plan of Merger, dated as of July 11, 2013, and the Second Amendment to Agreement and Plan of Merger, dated as of February 7, 2014, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. The Special Committee unanimously determined that the transactions contemplated by the Merger Agreement (as in effect on such date), including the Merger, are advisable and in the best interests of the Company and its stockholders (other than the persons and entities associated with Mr. Gumbiner), and unanimously recommended that the Board approve and declare advisable the Merger Agreement and the transactions contemplated thereby, including the Merger, and that the Company’s stockholders vote for the adoption of the Merger Agreement (as in effect on such date). Based in part on that recommendation, the Board (other than Mr. Gumbiner, who did not participate due to his interest in the Merger) unanimously (i) determined that the transactions contemplated by the Merger Agreement, including the Merger, are advisable and in the best interests of the Company and its stockholders (other than the persons and entities associated with Mr. Gumbiner), (ii) approved and declared advisable the execution, delivery and performance of the Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger and (iii) resolved to recommend that the Company’s stockholders vote for the adoption of the Merger Agreement. Accordingly, the Board (without Mr. Gumbiner’s participation) unanimously recommended that the stockholders of the Company adopt the Merger Agreement.

On August 23, 2013, Gary L. Sample (“Plaintiff”) filed a purported class and derivative action in the Court of Chancery of the State of Delaware (the “Delaware Court”) against the parties to the Merger Agreement and certain directors and officers of the Company (collectively, the “Defendants”), asserting, among other things, that the original Merger Consideration (as defined below) was unfair and did not reflect the true value of the Company and all of its assets (the “Sample Litigation”).

On February 7, 2014, Plaintiff and the Defendants (together, the “Parties”) entered into a Stipulation of Settlement (the “Stipulation”), by and through their respective attorneys, whereby the Parties agreed that, in order to resolve the Sample Litigation, the parties to the Merger Agreement would, among other actions, amend the Merger Agreement to increase the Merger Consideration by $3.00 per share, from $10.00 per Share to $13.00 per Share, less any incentive fee and attorneys’ fees awarded by the Delaware Court to Plaintiff and Plaintiff’s counsel in accordance with the Stipulation (the “Increased Merger Consideration”). The Defendants specifically deny that they have engaged in any wrongdoing, deny that they committed any violation of law, deny that they breached any fiduciary duties, and deny liability of any kind to Plaintiff, the Company, or its stockholders. The Increased Merger Consideration will be paid if the Merger is consummated pursuant to the terms of the Merger Agreement as amended by the Second Amendment to the Merger Agreement, which was entered into by the Company, Parent, and Merger Sub as of February 7, 2014 (the “Second Amendment”). The Delaware Court approved the Stipulation on March 28, 2014.

Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent, and each share of Common Stock outstanding immediately prior to the effective time of the Merger (other than certain excluded and dissenting shares of Common Stock) will be cancelled and converted into the right to receive $12.39 in cash, without interest (the “Merger Consideration”) based on the settlement of the Sample Litigation. The Sample Litigation is more fully described in Item 3 of this annual report on Form 10-K, “Legal Proceedings.” The following excluded and dissenting shares of Common Stock will not be entitled to the Merger Consideration: (i) shares held by Parent, Merger Sub, the Company or any wholly owned subsidiary of the Company or held in the Company’s treasury and (ii) shares outstanding immediately prior to the effective time of the Merger held by a stockholder who has neither voted in favor of the Merger nor consented thereto in writing and who has demanded properly in writing appraisal for such shares and otherwise properly perfected and not withdrawn or lost the right to an appraisal of such dissenting shares pursuant to Section 262 of the General Corporation Law of the State of Delaware.

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

The Company’s stockholders will be asked to consider and vote on a proposal to adopt the Merger Agreement at a special meeting of stockholders. In connection therewith, the Company will file with the SEC and furnish to the Company’s stockholders a proxy statement and other relevant documents. Before making any voting decision, the Company’s stockholders are urged to read the proxy statement in its entirety when it becomes available and any other documents to be filed with the SEC in connection with the proposed Merger or incorporated by reference into the proxy statement because those documents will contain important information about the proposed Merger and the parties to the Merger. The Company’s stockholders will be able to obtain a free copy of documents filed with the SEC at the SEC’s website at http://www.sec.gov. In addition, the Company’s stockholders may obtain a free copy of the Company’s filings with the SEC from the Company’s website at http://www.hallwood.com/hwg/SEC.php or by directing a request to: The Hallwood Group Incorporated, 3710 Rawlins, Suite 1500, Dallas, TX 75219; Attention: Investor Relations; Phone: (214) 528-5588 or (800) 225-0135.

The foregoing information only describes certain terms of the Merger Agreement, as amended, and is not a complete description of all of the parties’ rights and obligations under the Merger Agreement, as amended. For the complete terms, please read: (a) the Merger Agreement attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013; (b) the Amendment to Agreement and Plan of Merger, dated as of July 11, 2013, included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2013; and (c) the Second Amendment to Agreement and Plan of Merger, dated as of February 7, 2014, included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2014.

The Company’s shares trade on the NYSE MKT stock exchange under the symbol of HWG and closed on November 5, 2012 (the day prior to the receipt of the HFL Proposal) at $6.00 per share. The Company’s shares closed on March 25, 2014 at $12.20 per share.

Textile Products. In the three years ended December 31, 2013, the Company derived all of its operating revenues from the textile activities of its Brookwood subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, costs, availability of supplies, its response to competition and its ability to generate new markets and products.

While Brookwood has enjoyed substantial revenues from its military business, there is no assurance that such revenues will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend management believes will continue. In recent years, orders from the military for goods generally were significantly affected by the activity of the U.S. military. If this activity changes, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales were $69,419,000, $68,091,000 and $73,906,000 in 2013, 2012 and 2011, respectively, which represented 53.7%, 52.2% and 53.0% of Brookwood’s sales. Military sales were 2.0% higher in 2013 and 7.9% lower in 2012 from the respective previous years. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract. While Brookwood has enjoyed substantial revenues from its military business, sales of, and orders for, such products have been volatile and difficult to predict. In fact, orders have been weak in the fourth quarter of 2013 and the first quarter of 2014 through the date of this annual report on Form 10-K resulting in weak military revenues in the first quarter of 2014. We believe that such reduction of sales and orders is due at least in part to a reduction of deployed troops and continued debate in congress and the administration regarding federal spending. If such conditions persist, orders from the military, including orders for Brookwood’s products, may experience further decline which could have a material adverse effect on Brookwood’s operating results and financial condition.

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

Brookwood continues to identify new market niches. In addition to its existing products and proprietary technologies, Brookwood has developed advanced breathable, waterproof laminate and other materials, which have been well received by its customers. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan. The ongoing success of Brookwood is contingent on its ability to maintain its level of military business or expand its sales of its consumer and industrial product lines. While volatile, the significant opportunities for the military product line necessitate that it be a key focus of Brookwood’s sales and marketing efforts; however, during this time of relative weakness of sales and orders of military products, Brookwood is aggressively seeking new customers and opportunities for our consumer and industrial product lines. There can be no assurance that the positive results of the past can be sustained or that competitors will not aggressively seek to replace products developed by Brookwood.

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

Energy. For a discussion of the Company’s former energy activities, including the bankruptcy case, refer to the section of this annual report on Form 10-K entitled “Investments in Hallwood Energy”, which appears later in this Item 7.

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

The SEC requested that registrants identify “critical accounting policies” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of their Forms 10-K. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of an entity’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following of its accounting policies fit this description:

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

Brookwood may receive instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory for delivery at a later date. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and identifies the inventory as separate from Brookwood’s inventory. Generally, a customer provides such instructions to accommodate its lack of available storage space for inventory. This practice is customary in the textile industry and with respect to certain Brookwood customers. In these cases, the Brookwood customer either dictates delivery dates at the time the order is placed or when the customer has not specified a fixed delivery date, the customer owns the goods and has asked Brookwood to keep them in its warehouse. For all of its “bill and hold” sales, Brookwood has no future obligations, the customer is billed when the product is ready for shipment and expected to pay under standard billing and credit terms, regardless of the actual delivery date, and the inventory is identified and unavailable for Brookwood’s use. The gross margins on the bill and hold sales held by Brookwood at the end of each of the three years ended December 31, 2013 were not material.

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

Results of Operations

Hallwood Group reported a net loss of $2,408,000 for the year ended December 31, 2013, compared to a net loss of $17,943,000 for 2012 and net loss of $6,331,000 for 2011. Revenue was $129,233,000 for 2013, $130,524,000 for 2012 and $139,499,000 for 2011. Operating income (loss) was $(1,353,000), $(18,410,000) and $(9,009,000) in 2013, 2012 and 2011, respectively. Operating income in 2013 included a reversal of a previously recorded charge of $1,082,000 (further described in Item 3, “Litigation”), whereas the 2012 and 2011 results included litigation charges of $13,200,000 and $9,300,000, respectively, in connection with the Hallwood Energy litigation matters. Additionally, the results included attorney fees and expenses incurred by the Company and Brookwood in the Hallwood Energy and Nextec litigation matters totaling $882,000, $4,100,000, and $4,291,000 in 2013, 2012, and 2011, respectively.

Revenues

Textile products sales of $129,233,000 in 2013 decreased by $1,291,000, or 1.0%, compared to $130,524,000 in 2012, which was a decrease of $8,975,000, or 6.4%, compared to $139,499,000 in 2011. The net decrease in 2013 is comprised of a decrease in sales of $2,619,000 for non-military products sales, partially offset by an increase of $1,328,000 in 2013 in sales of specialty fabric to U.S. military contractors as a result of a slight increase in orders from the military to Brookwood’s customers over prior year orders. The net decrease in 2012 was due to a decrease of $5,815,000 in 2012, over prior year amounts, in sales of specialty fabric to U.S. military contractors and a $3,960,000 decrease in sales of products in other market segments, compared to prior year amounts. Additionally, it is difficult to estimate any negative and adverse impact the budget constraints of the federal government and reduction of deployed troops may have on Brookwood’s future military sales.

Sales to Tennier, a significant customer, accounted for more than 10% of Brookwood’s sales in 2013, 2012 and 2011. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $25,071,000, $21,282,000 and $13,916,000 in 2013, 2012 and 2011, respectively, which represented 19.4%. 16.3% and 10.0% of Brookwood’s sales, respectively.

Expenses

Textile products cost of sales of $111,520,000 decreased by $672,000, or 0.6%, in 2013 compared to $112,192,000 in 2012, which was a decrease of $3,673,000, or 3.2%, compared to $115,865,000 in 2011. The

2013 and 2012 decreases principally resulted from continuing material and labor costs notwithstanding lower sales volume, offset by changes in product mix and by an increase in royalty expense related to certain military products. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, royalties, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.

The gross profit margin was 13.7%, 14.0% and 16.9% in 2013, 2012 and 2011, respectively. The lower gross profit margin for 2013 and 2012 was attributed to the lower sales volume, changes in product mix and higher royalty costs, partially offset by manufacturing efficiencies such as reductions in material working loss.

Administrative and selling expenses were comprised of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Brookwood	$15,459	$18,825	$17,999
Company	4,689	4,717	5,344

Total	$20,148	$23,542	$23,343

Brookwood’s administrative and selling expenses of $15,459,000 for 2013 decreased by $3,366,000, or 17.9%, from the 2012 amount of $18,825,000, which increased by $826,000, or 4.6%, from the 2011 amount of $17,999,000. The 2013 decrease was primarily attributable to a decrease in professional services of $3,077,000, principally legal fees. The 2012 increase was primarily attributable to increases in salary and benefits of $327,000, an increase in professional fees, principally legal fees, of $283,000, and an increase in bad debt expense of $157,000, which were partially offset by a decrease in performance compensation of $244,000. The textile products administrative and selling expenses include items such as payroll, professional fees, sales commissions, marketing, rent, insurance and travel. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development expenses were approximately $621,000 in 2013, $769,000 in 2012 and $677,000 in 2011.

Costs and expenses incurred by Brookwood in its ongoing defense of the Nextec litigation were $545,000, $3,589,000, and $3,346,000 in 2013, 2012, and 2011, respectively. The Court ruled from the bench on June 1, 2012 that, while Nextec’s patents were valid, Brookwood had not infringed any of the patents in the lawsuit. For a further discussion on the Nextec litigation, see Item 3 of this annual report on Form 10-K, “Legal Proceedings”.

The Company’s administrative expenses were $4,689,000 for 2013, compared to $4,717,000 for 2012, and $5,344,000 for 2011. The 2013 amount was comparable to 2012 and decreased $28,000, or 0.6%. The 2012 decrease of $627,000, or 11.7%, was primarily attributable to lower professional fees of $562,000, principally related to the Hallwood Energy litigation matters. Costs and expenses incurred by the Company in the Hallwood Energy matters were $337,000, $511,000, and $945,000 in 2013, 2012, and 2011, respectively.

Operating income in 2013 included a reversal of a previously recorded charge of $1,082,000, whereas the 2012 and 2011 results included litigation charges of $13,200,000 and $9,300,000, respectively, in connection with the Hallwood Energy litigation matters. For a further discussion on the Hallwood Energy litigation matters, see Item 3 of this annual report on Form 10-K, “Legal Proceedings.”

Other Income (Expense)

Interest expense was comprised of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Brookwood	$166	$166	$105
Company	407	351	—

Total	$573	$517	$105

Brookwood’s interest expense principally relates to a former credit facility and its replacement, the Revolving Credit Facility with BB&T effective March 30, 2012. The Company’s interest expense substantially relates to the HFL Loan, which was entered into in May 2012.

Interest and other income were $67,000 in 2013, compared to $2,000 in 2012, and $37,000 in 2011. In the second quarter of 2013, the Company received net proceeds of approximately $113,000 from the sale of a parcel of vacant land; the property sale resulted in a gain of $67,000. The 2012 decrease is due to reduced interest earned on lower average cash and cash equivalents balances between the two years.

Income Taxes

Following is a schedule of income tax expense (benefit) (in thousands):

	Years Ended December 31,
	2013	2012	2011
Federal
Current	$265	$(4,617)	$(623)
Deferred	—	3,597	(2,569)

Sub-total	265	(1,020)	(3,192)

State
Current	206	68	416
Deferred	78	(30)	30

Sub-total	284	38	446

Total	$549	$(982)	$(2,746)

The income tax expense for 2013 was principally due to state income taxes resulting from operating income from Brookwood. In addition, the Company incurred an alternative minimum tax expense on the carryback of the 2012 net operating loss.

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

The statutory federal tax rate in 2013, 2012 and 2011 was 34%, 34% and 34%, respectively, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.

At December 31, 2013 and 2012, the net deferred tax asset (liability) was ($75,000) and $4,000, respectively.

At December 31, 2012 the deferred tax asset, before valuation allowance, was comprised principally of $4,482,000 related to the anticipated carryforward of the 2012 taxable loss to future periods and $528,000 of net temporary differences, including $707,000 related to loss reserves on litigation matters. Due to uncertainty related to taxable income to be reported in future periods (after consideration of historical results, current business trends, and other objectively verifiable information), the Company recorded an additional valuation allowance at December 31, 2012 for the deferred tax asset in the amount of $5,012,000.

At December 31, 2013, the deferred tax assets, before valuation allowance, was comprised principally of $5,944,000 related to the anticipated carryforward of taxable losses; $667,000 of tax credits; offset by other deferred tax liabilities of $315,000. Due to continuing uncertainty related to taxable income to be reported in future periods (after consideration of historical results, current business trends, and other objectively verifiable information), the Company recorded an additional valuation allowance at December 31, 2013 in the amount of $963,000 and continues to record a valuation allowance on all of its deferred tax assets at December 31, 2013. The total valuation allowance at December 31, 2013 was $6,371,000.

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

A summary of the fees and expenses related to HIL and Mr. Gumbiner is detailed below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Consulting fees	$996	$996	$996
Interest expense on HFL Loan	405	349	—
Office space and administrative services	236	290	303
Travel and other expenses	103	100	187

Total	$1,740	$1,735	$1,486

In May 2012, to fund in part the payment of the Judgment, the Company entered into the HFL Loan with Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Gumbiner. The interest expense payable on the HFL Loan was $275,000 and $133,000 at December 31, 2013 and 2012, respectively. See the section of this Item 7 entitled “Liquidity and Capital Resources” for more information.

In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. No such services were performed, nor compensation earned, in the three years ended December 31, 2013. The Company recognizes a proportionate share of such compensation and expenses, if any, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.

During the three years ended December 31, 2013, HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the Dallas office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the years ended December 31, 2013, 2012 and 2011, the HIL-related companies reimbursed the Company $114,000, $115,000 and $99,000, respectively, for such expenses.

Please also refer to disclosures concerning the Merger in Items 1, 1A, 3, and 7 above in this annual report on Form 10-K, as the Merger also qualifies as a related party transaction because of Mr. Gumbiner’s control of Parent.

Liquidity and Capital Resources

General. The Company, through its Brookwood subsidiary, principally operates in the textile products segment. Hallwood Group’s cash position increased by $860,000 during 2013 to $1,053,000 as of December 31, 2013. The principal source of cash in 2013 was $10,337,000 provided by operations (including a net refund of approximately $4,300,000 from the IRS of 2010 federal taxes in May 2013). The primary uses of cash were $1,881,000 for property, plant and equipment, principally at Brookwood, $4,155,000 of net repayment of Brookwood’s Revolving Credit Facility, $3,336,000 of net repayment on the HFL Loan, and $105,000 of repayment of other loans payable. Additionally, the results included attorney fees and expenses incurred by the Company and Brookwood in the Hallwood Energy and Nextec litigation matters totaling $882,000, $4,100,000, and $4,291,000 in 2013, 2012, and 2011, respectively. The amounts outstanding under Brookwood’s Revolving Credit Facility and HFL Loan were $1,175,000 and $5,411,000, respectively, at December 31, 2013, compared to $5,330,000 and $8,747,000, respectively, at December 31, 2012.

As further discussed under Item 1A, “Risk Factors” of this annual report on Form 10-K, (i) as a holding company, the Company is dependent upon Brookwood for cash, (ii) the Company does not currently earn sufficient cash through its operations, directly or through Brookwood, to fund its ongoing operating costs or obligations, including the HFL Loan, and (iii) Brookwood’s ability to pay the Company a dividend or other advance is dependent upon circumstances that are outside of the Company’s control. The Company can give no assurance that Brookwood will have the ability to satisfy the Company’s cash flow needs, or that the Company would be able to obtain other sources of funding in such a circumstance, and therefore there is substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s audited consolidated financial statements for the fiscal year ended December 31, 2013, included in the Company’s annual report on Form 10-K, contains an audit report from its independent public accounting firm which included explanatory language related to going concern resulting from the uncertainty of the payment of dividends from its subsidiary to fund the Company’s ongoing operations and obligations.

As a holding company, the Company is dependent on Brookwood to receive the cash necessary to fund its ongoing operations and its obligations. Brookwood paid $3,900,000 of dividends during 2013 to the Company. At December 31, 2013 and December 31, 2012, the Company had approximately $972,000 and $145,000, respectively, of cash and cash equivalents.

If for any reason Brookwood is unable to pay a cash dividend or other advance to the Company, the Company would be required to seek alternative sources of funding. The Company has not yet determined what, if any, sources would be available to it (other than the HFL Loan, which was amended on March 26, 2014 to provide up to $3,000,000 of liquidity in 2014, and is discussed below), but will consider such alternatives as an additional or new facility or term loan and potential sales of assets or additional securities. No assurance can be given that any such additional sources of funding will be available to the Company, which could result in the Company not being able to continue as a going concern. Any failure to receive from Brookwood cash required by the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows and could substantially impair the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company believes that it will satisfy its recurring and normal operating costs, or general and administrative expenses, for 2014 with its cash on hand and the funds availability to the Company through the extension of the revolving credit facility associated with the HFL Loan discussed below. On March 28, 2014 Brookwood executed an Amended and Restated Credit Agreement, as defined and discussed below. Although Brookwood expects to have sufficient borrowing capacity in 2014, dividends and other distributions to Hallwood in 2014 are limited to $750,000 payable after September 30, 2014. In subsequent periods, Brookwood may make dividends and distributions to Hallwood as long as Brookwood is in compliance with both the minimum fixed charge coverage ratio and minimum excess availability covenants.

Additionally, any payment of a dividend or advance by Brookwood to the Company is dependent on a number of other factors including compliance with the loan covenants in Brookwood’s Amended and Restated Credit Facility, as amended, with Branch Banking & Trust, the approval of Brookwood’s board of directors, Brookwood’s ability to meet the requirements of the Delaware corporate laws for payment of dividends, and compliance with other applicable laws and requirements. As a result, no assurance can be given that these amounts will be available when needed or required.

Textiles – Brookwood Companies. Hallwood Group’s textile products segment, Brookwood, generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the military, consumer, industrial and medical markets.

Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be assigned for collection to the factor, subject to a commission and the factor’s prior approval. Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of March 25, 2014, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Brookwood continuously evaluates opportunities to reduce production costs and expand its manufacturing capacity and portfolio of products. Accordingly, Brookwood incurs capital expenditures to pursue such opportunities, as well as for environmental and safety compliance, building upgrades, energy efficiencies, and various strategic objectives. In the three years ended December 31, 2013, Brookwood met its capital expenditure and equipment maintenance requirements from its operating cash flows and availability under its Revolving Credit Facility. There were no material capital commitments as of December 31, 2013. It is anticipated that Brookwood’s future capital expenditure projects will be funded from operations and, if necessary, availability under its Amended and Restated Credit Facility. Brookwood estimates its 2014 capital expenditures will be within a range of $2,000,000 to $2,500,000.

Brookwood’s Revolving Credit Facility. As previously discussed, on March 30, 2012, Brookwood and its subsidiaries entered into a loan agreement by and among Brookwood, its subsidiaries and Branch Banking and Trust Company (“BB&T”), as subsequently amended (the “Revolving Credit Facility”).

The Revolving Credit Facility provided for borrowings of up to $25,000,000 and is secured by a first lien on substantially all of the assets of Brookwood. The Revolving Credit Facility had a maturity date of March 30, 2014, however it was recently amended and restated as described below, extending the maturing date to March 30, 2016.

The Revolving Credit Facility, as amended August 24, 2012, required Brookwood to satisfy certain financial covenants on the last day of each fiscal quarter. As of December 31, 2013 and for each of the quarterly periods during 2013, Brookwood was in compliance with loan covenants of the Revolving Credit Facility.

March 2014 amendment to Revolving Credit Facility. On March 28, 2014, Brookwood and its subsidiaries executed an amended and restated credit agreement with BB&T (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility, which matures on March 30, 2016, allows for borrowings based generally on a percentage of eligible receivables with maximum borrowings of $25 million. Interest rates are based on LIBOR plus a margin of between 1.50% and 2.50% based upon the fixed charge coverage ratio, as defined in the Amended and Restated Credit Facility. The Amended and Restated Credit Facility contains a minimum fixed charge coverage ratio covenant and a minimum excess availability covenant, each as defined in the Amended and Restated Credit Facility. The minimum fixed charge coverage ratio is 1.10 to 1.00 and will be measured quarterly beginning with the quarter ended September 30, 2014. The minimum excess availability covenant is measured monthly. In 2014, dividends and other distributions to Hallwood are limited to $750,000 payable after September 30, 2014. In subsequent periods, Brookwood may make dividends and distributions to Hallwood as long as Brookwood is in compliance with both the minimum fixed charge coverage ratio and minimum excess availability covenants. While borrowings under the Amended and Restated Credit Facility are likely to be limited to amounts less than $25 million, management believes that it will provide adequate liquidity for Brookwood through at least December 31, 2014. Should Brookwood, at its option, terminate its factoring relationship with BB&T, the Amended and Restated Credit Facility would also terminate. Brookwood management at this time has no intention of terminating its factoring relationship with BB&T during the term of the Amended and Restated Credit Facility. As of March 28, 2014, subject to the provisions of the Amended and Restated Credit Facility and current borrowings of approximately $4 million, Brookwood had unused borrowing availability of approximately $4 million under this credit facility.

Dividends. In the years ended December 31, 2013, 2012 and 2011, Brookwood paid cash dividends to the Company of $3,900,000, $11,350,000 and $4,000,000, respectively. In addition, Brookwood made tax sharing payments to the Company of $1,169,000, $472,000 and $2,992,000, respectively, under its tax sharing agreement. In the 2014 first quarter, Brookwood made a dividend and tax sharing payments of $-0- and $-0-, respectively. Future cash dividends and tax sharing payments are limited by the terms of Brookwood’s compliance with its loan covenants contained in the Amended and Restated Credit Facility.

HFL Loan. In May 2012, to fund in part the payment of the Judgment, the Company obtained the $10,000,000 HFL Loan from Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Gumbiner, the Company’s chairman and principal stockholder. The HFL Loan is secured by a subordinated pledge of all of the stock of Brookwood and by the Company’s interest in the anticipated refunds of federal income taxes, which were approximately $4,570,000 and the Company received in 2013. In connection with the HFL Loan, the Company entered into the Intercreditor Agreement, as well as a Pledge and Security Agreement, effective May 9, 2012. The Intercreditor Agreement, among other things, subordinates any security interest or lien that Hallwood Family (BVI) L.P. may have in certain assets of the Company, including the stock of Brookwood, to BB&T. The HFL Loan bears interest at the rate of 6% per year, payable on a quarterly basis. The Company may prepay the HFL Loan at any time without penalty. The documents reflecting the HFL Loan contain representations, warranties and covenants that are typical for loans of this type. The outstanding balance on the HFL Loan was $8,747,000 at December 31, 2012.

On March 11, 2013, the promissory note associated with the HFL Loan was amended to primarily (i) extend the maturity date of the HFL Loan by two years until June 30, 2015 and (ii) provide for an additional advance of $300,000 under the promissory note, resulting in a then outstanding balance of $9,047,000.

On May 13, 2013, the promissory note associated with the HFL Loan was amended, pursuant to a Second Amendment to Promissory Note, to convert it to a revolving credit facility, under certain conditions, to provide additional liquidity to the Company. The Company was advanced $405,000 under the HFL Loan’s revolving credit facility in May 2013.

In late May 2013, the Company received a net refund of approximately $4,300,000 from the IRS of 2010 federal taxes. The proceeds of these funds were used to pay $4,000,000 towards principal and interest outstanding on the HFL Loan, with the balance retained for the Company’s expenses and cash needs. As of December 31, 2013, the outstanding balance of the HFL Loan was $5,411,000.

On March 26, 2014, the promissory note associated with the HFL Loan was amended, pursuant to a Third Amendment to Promissory Note, to extend the revolving credit facility under certain conditions until December 31, 2014 to provide up to $3,000,000 in funding for general and administrative expenses of the Company. Hallwood Family (BVI) L.P. will not have any obligation to advance any additional amounts to the Company on or after December 31, 2014.

Additionally, any payment of a dividend or advance by Brookwood to the Company is dependent on a number of other factors including compliance with the loan covenants in Brookwood’s Amended and Restated Credit Facility with BB&T, the approval of Brookwood’s board of directors, Brookwood’s ability to meet the requirements of the Delaware corporate laws for payment of dividends, and compliance with other applicable laws and requirements. As a result, no assurance can be given that these amounts will be available when needed or required.

The Company believes that it will satisfy its recurring and normal operating costs, or general and administrative expenses, for 2014 with its cash on hand and the funds availability to the Company through the extension of the revolving credit facility associated with the HFL Loan.

Contractual Obligations and Commercial Commitments

The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are set forth below as of December 31, 2013 (in thousands):

	Payments Due During the Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Contractual Obligations
Revolving Credit Facility	$—	$—	$1,175	$—	$—	$—	$1,175
HFL Loan	—	5,411	—	—	—	—	5,411
Operating leases	748	583	212	—	—	—	1,543

Total	$748	$5,994	$1,387	$—	$—	$—	$8,129

Interest costs associated with Brookwood’s Revolving Credit Facility, which bears interest at variable rates, are not a material component of the Company’s consolidated expenses. Estimated interest payments, based on the principal balance as of December 31, 2013, average principal balances during 2013, and weighted average interest rates (which assumes the March 2014 renewal and extension of the Revolving Credit Facility to March 30, 2016) are approximately $100,000 on an annual basis. Estimated interest payments associated with the Company’s HFL Loan, based on the principal balance as of December 31, 2013, are approximately $325,000 per year.

Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Plan”) to incentivize employees of Brookwood to increase the value of Brookwood and to continue their employment with

Brookwood. The terms of the 2005 Plan provide for a total award amount to participants equal to 15% of the net fair market value of all consideration received by the Company or its stockholders in a change of control transaction (as defined in the 2005 Plan and further explained below), in excess of the sum of the liquidation preference plus accrued but unpaid dividends on Brookwood’s Series A Preferred Stock (the “Preferred Stock”) ($13,956,000 at December 31, 2013). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of the cash dividends actually paid. The 2005 Plan generally defines a change of control transaction as a transaction that (i) is approved by the Company’s board of directors or by the holders of at least 50% of the Company’s voting capital stock then-entitled to vote generally in the election of directors, (ii) is a transaction in which either the Company or its stockholders receive consideration, and (iii) results in: (x) a change in beneficial ownership of the Company or Brookwood of at least 50% of the combined voting power of the Company’s or Brookwood’s then-outstanding stock then-entitled to vote generally in the election of directors, (y) the sale of all or substantially all of the assets of Brookwood, or (z) any other transaction that, in the discretion of the Company’s board of directors has substantially the same effect as the transactions specified in clauses (x) and (y), above. Pursuant to the terms of the 2005 Plan, certain transfers, generally among existing stockholders and their related parties, do not fall within the meaning of “change in control” under the 2005 Plan.

However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, in the aggregate and prior to the change of control transaction an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if certain members of Brookwood’s senior management do not have, in the aggregate and prior to a change of control transaction, an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000. As of March 25, 2014, no amounts have been accrued or paid under the 2005 plan.

Financial Covenants

Brookwood. The principal financial ratios required under Brookwood’s Revolving Credit Facility were as follows:

		Quarters Ended in 2013
Description	Requirement	Dec 31,	Sept 30,	June 30,	Mar 31,
Current ratio	must be greater than ratio of 1.40	2.67	2.60	2.62	2.54
Total liabilities to tangible net worth	must be less than ratio of 1.50	0.39	0.42	0.41	0.43
Total funded debt to EBITDA	must be less than ratio of 4.00	0.27	0.26	0.43	1.53

As of December 31, 2013 and for each of the quarterly periods during 2013, Brookwood was in compliance with loan covenants of the Revolving Credit Facility. Pursuant to the March 2014 amendment, in order to maintain compliance with such covenants in the future, Brookwood may be required to limit aggregate borrowings under the Amended and Restated Credit Facility to less than $25,000,000 at the end of each fiscal quarter. For more information about the Amended and Restated Credit Facility, see “Liquidity and Capital Resources” in Item 7.

Cash dividends and tax sharing payments by Brookwood to the Company are limited by the terms of the Amended and Restated Credit Facility and are contingent upon compliance with the loan covenants therein. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $45,033,000 and $47,751,000 as of December 31, 2013 and 2012, respectively.

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

The Company’s consolidated financial statements, together with the report of independent registered public accounting firm, are included in Item 15 of this annual report on Form 10-K, “Exhibits and Financial Statement Schedules.”

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

The Company’s Chief Executive Officer and Chief Financial Officer, under the supervision and with the participation of management, performed an effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosures controls and procedures were effective.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on this assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period (fourth fiscal quarter ending December 31, 2013) covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Proposal No. 1: Election of Director,” and “Procedures for Director Nominations” and such information is incorporated herein by reference. The Proxy Statement will be filed with the SEC and will be publicly available as of such filing. Additional information concerning the executive officers of the Company is included in Item 1 of this annual report on Form 10-K, “Executive Officers of the Company.”

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

Information regarding ownership of certain of the Company’s outstanding securities is contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”, and such information is incorporated herein by reference. Information regarding equity compensation plans is contained in the Proxy Statement under the heading “Executive Compensation.”

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

Included in Part II, Item 8 of this report are the following

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2013 and 2012

Consolidated Statements of Operations, Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss), Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows, Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

I. Condensed Financial Information of Registrant (Parent Company)

II. Valuation and Qualifying Accounts and Reserves

All other schedules are omitted since the required information is not applicable or is included in the consolidated financial statements or related notes.

3.	Exhibits.

(a) Exhibits.

2.1	Agreement and Plan of Merger, dated as of June 4, 2013, among Hallwood Financial Limited, HFL Merger Corporation, and the Company, is incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated June 5, 2013, File No. 1-8303.

2.2	Amendment to Agreement and Plan of Merger, dated as of July 11, 2013, among Hallwood Financial Limited, HFL Merger Corporation, and the Company, is incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated July 12, 2013, File No. 1-8303.

2.3	Second Amendment to Agreement and Plan of Merger, dated as of February 7, 2014, among Hallwood Financial Limited, HFL Merger Corporation, and the Company, is incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated February 7, 2014, File No. 1-8303.

3.1	Second Restated Certificate of Incorporation, dated September 1, 1995 and related Certificates of Amendment to the Second Restated Certificate of Incorporation, dated May 12, 2004 and May 14, 2009, respectively, is incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2011, File No. 1-8303.

3.2	Amended and Restated Bylaws of the Company and related Amendment to the Amended and Restated Bylaws, dated November 14, 2007, is incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2011, File No. 1-8303.

10.1	Tax Sharing Agreement, dated as of March 15, 1989, between the Company and Brookwood Companies Incorporated is incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended July 31, 1989, File No. 1-8303.

*10.2	Amended Tax-Favored Savings Plan Agreement of the Company, effective as of February 1, 1992, is incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

*10.3	Hallwood Special Bonus Agreement, dated as of August 1, 1993, between the Company and all members of its control group that now, or hereafter, participate in the Hallwood Tax Favored Savings Plan and its related trust, and those employees who, during the plan year of reference are highly-compensated employees of the Company, is incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.

*10.4	Financial Consulting Agreement, dated as of December 31, 1996, between the Company and Hallwood Investments Limited, formerly HSC Financial Corporation, is incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 1996, File No. 1-8303.

*10.5	Amendment to Financial Consulting Agreement, dated as of May 16, 2001, between the Company and Hallwood Investments Limited is incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 1-8303.

*10.6	Amendment to Financial Consulting Agreement, dated as of January 1, 2000, between the Company and Hallwood Investments Limited, is incorporated herein by refinance to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2000, File No. 1-8303.

10.7	Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of January 30, 2004, by and among Key Bank, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.

*10.8	Amendment to Financial Consulting Agreement, dated March 10, 2004, by and between the Company and Hallwood Investments Limited, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.

*10.9	Compensation Letter, dated May 11, 1998, between Brookwood Companies Incorporated and Amber M. Brookman is incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-8303.

*10.10	Amendment to Financial Consulting Agreement, dated March 9, 2005, by and between the Company and Hallwood Investments Limited, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 1-8303.

10.11	First Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2005, by and among Key Bank, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarter ended March 31, 2005, File No. 1-8303.

*10.12	The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated and Unit Agreement under the Plan between Amber M. Brookman and the Company, is incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company’s Form 8-K dated January 17, 2006, File No. 1-8303.

10.13	Second Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2006, by and among Key Bank, Brookwood Companies Incorporated and certain Subsidiaries, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2005, File No. 1-8303.

10.14	Third Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of December 12, 2007, by and among Key Bank, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 1-8303.

*10.15	Change in compensation payable to Amber Brookman is incorporated herein by reference to Item 5.02 to the Company’s Form 8-K dated March 15, 2007, File No. 1-8303.

*10.16	First Amendment to The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated, dated June 19, 2007, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q for the period ended June 30, 2007, File No. 1-8303.

10.17	Fourth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of May 30, 2008, by and among Key Bank, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the period ended June 30, 2008, File No. 1-8303.

10.18	Fifth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of October 23, 2009, by and among Key Bank, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.26 to the Company’s Form 10-Q for the period ended September 30, 2009, File No. 1-8303.

10.19	Sixth Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of September 30, 2010, by and among Key Bank, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the period ended September 30, 2010, File No. 1-8303.

10.20	Loan Agreement, dated as of March 30, 2012 by and among Branch Banking and Trust Company, Brookwood Companies Incorporated and certain of its subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2011, File No. 1-8303.

10.21	Promissory Note, dated as of May 9, 2012, by and among the Company and Hallwood Family (BVI), L.P., is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2012, File No. 1-8303.

10.22	Security Agreement, dated as of May 9, 2012, by and among the Company and Hallwood Family (BVI), L.P., is incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2012, File No. 1-8303.

10.23	First Amendment to the Loan Agreement, dated as of August 24, 2012, by and among Branch Banking and Trust Company, Brookwood Companies Incorporated and certain of its subsidiaries, is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 24, 2012, File No. 1-8303.

10.24	Subordination and Intercreditor Agreement, made as of August 21, 2012 and effective as of May 9, 2012, by and between Hallwood Family (BVI) L.P. and Branch Banking and Trust Company, is incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 24, 2012, File No. 1-8303.

10.25	Pledge and Security Agreement dated as of May 9, 2012 by and among the Company and Hallwood Family (BVI) L.P, is incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated August 24, 2012, File No. 1-8303.

10.26	Amendment and Extension of Promissory Note, dated as of March 11, 2013, by and among the Company and Hallwood Family (BVI), L.P., is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 11, 2013, File No. 1-8303.

10.27	Second Amendment of Promissory Note, dated as of May 13, 2013, by and among the Company and Hallwood Family (BVI), L.P., is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2013, File No. 1-8303.

10.28	Third Amendment of Promissory Note, dated as of March 26, 2014, by and among the Company and Hallwood Family (BVI), L.P., filed herewith.

10.29	Amended and Restated Loan Agreement, dated as of March 28, 2014, by and among Branch Banking and Trust Company, Brookwood Companies Incorporated and certain of its subsidiaries filed herewith.

10.30	Amended and Restated Security Agreement, dated as of March 28, 2014, by and among Branch Banking and Trust Company, Brookwood Companies Incorporated and certain of its subsidiaries filed herewith.

21	Active subsidiaries of the Registrant as of February 28, 2014, filed herewith.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Constitutes a compensation plan or agreement for executive officers

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

By:	/s/ Richard Kelley
Richard Kelley Vice President – Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 2014.

/s/ Richard Kelley	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
(Richard Kelley)

/s/ Anthony J. Gumbiner (Anthony J. Gumbiner)	Chief Executive officer, Chairman of the Board and Director (Principal Executive Officer)

/s/ Charles A. Crocco, Jr. (Charles A. Crocco, Jr.)	Director

/s/ Amy H. Feldman (Amy H. Feldman)	Director

/s/ Michael R. Powers (Michael R. Powers)	Director

All other schedules are omitted since the required information is not applicable or is included in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Hallwood Group Incorporated

Dallas, Texas

We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company is dependent on its subsidiary to receive the cash necessary to fund its ongoing operations and obligations. It is uncertain whether the subsidiary will be able to make payment of dividends to fund the Company’s ongoing operations and obligations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are discussed in Note 15 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 31, 2014

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$1,053	$193
Accounts receivable, net
Factors	13,730	15,199
Trade and other	3,264	4,145
Inventories	23,479	25,066
Deferred income tax	113	441
Prepaids, deposits and other assets	724	716
Income taxes receivable/prepaid income taxes	77	4,832

	42,440	50,592

Noncurrent Assets
Property, plant and equipment, net	19,580	20,083
Other assets	108	231

	19,688	20,314

Total Assets	$62,128	$70,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,618	$8,884
Accrued expenses and other current liabilities	4,196	3,966
Accrued payable – related parties, net	752	161
Current portion of loans payable	—	105
Litigation reserve – Hallwood Energy matters	—	2,079

	16,566	15,195

Noncurrent Liabilities
Long term portion of loans payable (includes $5,411 and $8,747 to Related party as of December 31, 2013 and 2012, respectively)	6,586	14,077
Deferred income tax	187	437

	6,773	14,514

Total Liabilities	23,339	29,709

Contingencies and Commitments (Note 14)

Stockholders’ Equity
Common stock, $0.10 par value; authorized 10,000,000 shares; issued 2,396,105 shares for both periods; outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	253	2,661
Treasury stock, 870,939 shares for both periods; at cost	(13,404)	(13,404)

Total Stockholders’ Equity	38,789	41,197

Total Liabilities and Stockholders’ Equity	$62,128	$70,906

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues
Textile products sales	$129,233	$130,524	$139,499

Expenses
Textile products cost of sales	111,520	112,192	115,865
Administrative and selling expenses	20,148	23,542	23,343
Litigation charge (reversal) – Hallwood Energy matters	(1,082)	13,200	9,300

	130,586	148,934	148,508

Operating income (loss)	(1,353)	(18,410)	(9,009)

Other Income (Expense)
Interest expense	(573)	(517)	(105)
Interest and other income	67	2	37

	(506)	(515)	(68)

Income (loss) before income taxes	(1,859)	(18,925)	(9,077)

Income tax expense (benefit)	549	(982)	(2,746)

Net Income (Loss)	$(2,408)	$(17,943)	$(6,331)

Net Income (Loss) Per Common Share
Basic	$(1.58)	$(11.76)	$(4.15)

Diluted	$(1.58)	$(11.76)	$(4.15)

Weighted Average Shares Outstanding
Basic	1,525	1,525	1,525

Diluted	1,525	1,525	1,525

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net Income (Loss)	$(2,408)	$(17,943)	$(6,331)
Other Comprehensive Income (Loss)
None	—	—	—

Comprehensive Income (Loss)	$(2,408)	$(17,943)	$(6,331)

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012 and 2011

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Par Value			Shares	Cost
Balance, January 1, 2011	2,396	$240	$51,700	$26,935	871	$(13,404)	$65,471
Net loss				(6,331)			(6,331)

Balance, December 31, 2011	2,396	240	51,700	20,604	871	(13,404)	59,140
Net loss				(17,943)			(17,943)

Balance, December 31, 2012	2,396	240	51,700	2,661	871	(13,404)	41,197
Net loss				(2,408)			(2,408)

Balance, December 31, 2013	2,396	$240	$51,700	$253	871	$(13,404)	$38,789

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,408)	$(17,943)	$(6,331)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Litigation charge (reversal) – Hallwood Energy matters	(1,082)	13,200	9,300
Deferred tax expense (benefit)	78	3,567	(2,540)
Depreciation, amortization and impairment	2,438	2,275	2,471
Provision (adjustment) for obsolete inventory	(729)	476	205
Provision (recovery) for doubtful accounts and factor dilution	(131)	127	(62)
Changes in assets and liabilities:
Payment of litigation judgment – Hallwood Energy matters	(996)	(23,622)	—
(Increase) decrease in inventories	2,316	(562)	(6,049)
(Increase) decrease in accounts receivable	2,481	6,168	(2,670)
Increase (decrease) in accounts payable	2,582	2	1,359
Increase (decrease) in accrued expenses and other current liabilities	982	(1,130)	(920)
Net change in other assets and liabilities	51	149	(249)
Net change in income taxes receivable/payable	4,755	(3,815)	49

Net cash provided by (used in) operating activities	10,337	(21,108)	(5,437)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property, plant and equipment, net	(1,881)	(1,750)	(2,343)
Proceeds from redemption of short-term investments	—	—	7,500
Investments of short-term investments	—	—	(10)

Net cash provided by (used in) investing activities	(1,881)	(1,750)	5,147

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	60,990	26,968	2,000
Repayments of revolving credit facilities	(65,145)	(23,638)	(2,000)
Proceeds from loans payable	705	10,237	—
Repayment of loans payable	(4,146)	(1,385)	—

Net cash provided by (used in) financing activities	(7,596)	12,182	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	860	(10,676)	(290)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	193	10,869	11,159

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,053	$193	$10,869

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

Brookwood principally operates as a converter, finisher and laminator in the textile industry, which processes fabrics at its plants, located in Rhode Island and Connecticut, or by contracting with independent finishers. Brookwood is one of the largest coaters of woven nylons in the United States of America. Brookwood is known for its extensive, in-house expertise in high-tech fabric development and is a major supplier of specialty fabric to United States (“U.S.”) military contractors. Brookwood produces fabrics that meet standards and specifications set by both government and private industry, which are used by military, consumer and industrial customers. Brookwood has two principal subsidiaries at December 31, 2013:

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

Textile products operations accounted for all of Hallwood Group’s operating revenues in the three years ended December 31, 2013. See Note 5 for additional information on Brookwood.

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

Brookwood may receive instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory for delivery at a later date. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and identifies the inventory as separate from Brookwood’s inventory. Generally, a customer provides such instructions to accommodate its lack of available storage space for inventory. This practice is customary in the textile industry and with respect to certain Brookwood customers. In these cases, the Brookwood customer either dictates delivery dates at the time the order is placed or when the customer has not specified a fixed delivery date, the customer owns the goods and has asked Brookwood to keep them in the warehouse. For all of its “bill and hold” sales, Brookwood has no future obligations, the customer is billed when the product is ready for shipment and expected to pay under standard billing and credit terms, regardless of the actual delivery date, and the inventory is identified and unavailable for Brookwood’s use. The gross margins on the bill and hold sales held by Brookwood at the end of each of the three years ended December 31, 2013 were not material.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Hallwood Group accounts for income taxes in accordance with FASB ASC Topic 740 “Accounting for Income Taxes.” FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Hallwood Group evaluated and determined that as of December 31, 2013 there were no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax years ended December 31, 2010 through 2013, the tax years which remain subject to examination by major tax jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were approximately $621,000 in 2013, $769,000 in 2012, and $677,000 in 2011.

Other Comprehensive Income

Other comprehensive income items are revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are excluded from current period net income (loss) and reflected as a component of stockholders’ equity. Hallwood Group records a pro rata share of comprehensive income items reported by its investments accounted for using the equity method of accounting, if any. Comprehensive income (loss) equaled net income (loss) in each of the three years ended December 31, 2013.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

grants credit to customers based on an evaluation of the customer’s financial condition. Exposure to losses on receivables is principally dependent on each customer’s financial condition. Brookwood controls its exposure to credit risks through credit approvals, credit limits, monitoring procedures and the use of factors.

Per Common Share Calculations

Basic income (loss) per common share was computed by dividing net income (loss) by the weighted average shares outstanding. Diluted income (loss) per common share was computed by dividing net income (loss) by the weighted average of shares and potential shares outstanding. The Company had no potential dilutive common shares to be considered in each of the three years ended December 31, 2013.

Liquidity

The Company, through its Brookwood subsidiary, principally operates in the textile products segment. The Company is dependent on fees, dividends, payments under a tax sharing agreement, and advances from Brookwood for its liquidity requirements. Brookwood’s ability to generate cash flow from operations will depend on its future performance, including the level and timing of its military sales, and its ability to successfully implement business and growth strategies. Hallwood Group’s performance will also be affected by the outcome of its litigation matters and prevailing economic conditions. Many of these factors are beyond Hallwood Group’s control. Refer to Note 15 for a further discussion of liquidity matters.

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

New Accounting Pronouncements –

Accounting standard-setting organizations frequently issue new or revised accounting rules. Hallwood Group regularly reviews new pronouncements to determine their impact, if any, on Hallwood Group’s financial statements.

Note 2 – Cash and Cash Equivalents

Hallwood Group’s cash and cash equivalents consist of the following (in thousands):

	December 31, 2013
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents
Cash	$1,051	$—	$—	$1,051
Available for-sale-securities:
Money market funds	2	—	—	2

Total cash and cash equivalents	$1,053	$—	$—	$1,053

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents
Cash	$170	$—	$—	$170
Available for-sale-securities:
Money market funds	23	—	—	23

Total cash and cash equivalents	$193	$—	$—	$193

Note 3 – Inventories

All inventories relate to Brookwood. Inventories as of the balance sheet dates were comprised of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$6,088	$6,873
Work in progress	5,459	4,401
Finished goods	11,932	13,792

Total	$23,479	$25,066

Note 4 – Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Machinery and office equipment and furniture	$33,638	$31,421
Buildings and improvements	11,984	11,826
Leasehold improvements	1,549	1,549
Construction in progress	3,087	3,654
Land	1,352	1,352

	51,610	49,802
Less: Accumulated depreciation	(32,030)	(29,719)

Total	$19,580	$20,083

During 2013, 2012 and 2011, Hallwood Group wrote off $-0-, $-0-, and $17,000, respectively, of fully depreciated assets.

Depreciation and amortization expense for each of the three years ended December 31, 2013 was $2,438,000, $2,275,000, and $2,471,000, respectively.

Note 5 – Operations of Brookwood Companies Incorporated

Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be assigned for collection to the factor, subject to a commission and the factor’s prior approval. Commissions paid to factors were approximately $587,000, $605,000, and $591,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Factored receivables were $13,730,000 and $15,199,000 at December 31, 2013 and 2012, which were net of a returned goods dilution allowance of $126,000 and $174,000, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of March 25, 2014, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Trade receivables were $2,994,000 and $3,980,000 at December 31, 2013 and 2012, which were net of an allowance for doubtful accounts of $51,000 and $134,000, respectively.

Sales Concentration. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in 2013, 2012 and 2011. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $25,071,000, $21,282,000, and $13,916,000 in 2013, 2012 and 2011, respectively, which represented 19.4%, 16.3%, and 10.0% of Brookwood’s sales.

Military sales were $69,419,000, $68,091,000, and $73,906,000 in 2013, 2012 and 2011, respectively, which represented 53.7%, 52.2% and 53.0% of Brookwood’s sales. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract.

Research and Development. Research and development expenses were approximately $621,000 in 2013, $769,000 in 2012 and $677,000 in 2011.

Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At December 31, 2013, cumulative dividends in arrears on the preferred stock amounted to approximately $456,000.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Plan”) to incentivize employees of Brookwood to increase the value of Brookwood and to continue their employment with Brookwood. The terms of the 2005 Plan provide for a total award amount to participants equal to 15% of the net fair market value of all consideration received by the Company or its stockholders in a change of control transaction (as defined in the 2005 Plan and further explained below), in excess of the sum of the liquidation preference plus accrued but unpaid dividends on Brookwood’s Series A Preferred Stock (the “Preferred Stock”) ($13,956,000 at December 31, 2013). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock of $1,823,000, and decreases by the amount of the cash dividends actually paid. The 2005 Plan generally defines a change of control transaction as a transaction that (i) is approved by the Company’s board of directors or by the holders of at least 50% of the Company’s voting capital stock then-entitled to vote generally in the election of directors, (ii) is a transaction in which either the Company or its stockholders receive consideration, and (iii) results in: (x) a change in beneficial ownership of the Company or Brookwood of at least 50% of the combined voting power of the Company’s or Brookwood’s then-outstanding stock then-entitled to vote generally in the election of directors, (y) the sale of all or substantially all of the assets of Brookwood, or (z) any other transaction that, in the discretion of the Company’s board of directors has substantially the same effect as the transactions specified in clauses (x) and (y), above. Pursuant to the terms of the 2005 Plan, certain transfers, generally among existing stockholders and their related parties, do not fall within the meaning of “change in control” under the 2005 Plan.

However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, in the aggregate and prior to the change of control transaction an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if certain members of Brookwood’s senior management do not have, in the

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

aggregate and prior to a change of control transaction, an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000. As of March 25, 2014, no amounts have been accrued or paid under the 2005 plan.

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

Litigation. As further discussed in Note 14, in connection with Hallwood Energy’s bankruptcy proceeding, Hallwood Energy and other parties filed a number of lawsuits against the Company, its directors and various other parties. One of the lawsuits involved an acquisition and farmout agreement entered into between Hallwood Energy and FEI Shale, L.P., a subsidiary of Talisman Energy, Inc. in June 2008 and a related equity support agreement executed by the Company (the “Adversary Proceeding”). In July 2011, the court in the Adversary Proceeding issued Proposed Findings (as hereinafter defined) setting forth damages totaling approximately $18,700,000, plus prejudgment and postjudgment interest. In April 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest in May 2012. The Adversary Proceeding was closed by the Bankruptcy Court on November 22, 2013.

Note 7 – Loans Payable

Loans payable at the balance sheet dates were as follows (in thousands):

	December 31,
	2013	2012
Revolving Credit Facility; due March 2016	$1,175	$5,330
HFL Loan; due June 2015	5,411	8,747
Other loan payable; due April 2013	—	105

Total	6,586	14,182
Current portion	—	(105)
Noncurrent portion	$6,586	$14,077

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brookwood’s Revolving Credit Facility. On March 30, 2012, Brookwood and its subsidiaries entered into a loan agreement by and among Brookwood, its subsidiaries and Branch Banking and Trust Company (“BB&T”) (the “Revolving Credit Facility”).

The Revolving Credit Facility provided for borrowings of up to $25,000,000 and is secured by a first lien on substantially all of the assets of Brookwood. The Revolving Credit Facility had a maturity date of March 30, 2014, however it was recently amended and restated as described below, extending the maturing date to March 30, 2016.

The interest rate on the Revolving Credit Facility was 1.165% at December 31, 2013.

Loan Covenants of the Revolving Credit Facility. The Revolving Credit Facility, as amended, required Brookwood to satisfy certain financial covenants on the last day of each fiscal quarter. As of December 31, 2013 and 2012, and for each of the quarterly periods during 2013 and 2012, Brookwood was in compliance with loan covenants of the Revolving Credit Facility.

During the year ended December 31, 2013, Brookwood made net repayments of its borrowings under the Revolving Credit Facility and the outstanding balance was $1,175,000. During the year ended December 31, 2012, Brookwood had net proceeds under the Revolving Credit Facility and the outstanding balance was $5,330,000 at December 31, 2012.

March 2014 amendment to Revolving Credit Facility. On March 28, 2014, Brookwood and its subsidiaries executed an amended and restated credit agreement with BB&T (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility, which matures on March 30, 2016, allows for borrowings based generally on a percentage of eligible receivables with maximum borrowings of $25 million. Interest rates are based on LIBOR plus a margin of between 1.50% and 2.50% based upon the fixed charge coverage ratio, as defined in the Amended and Restated Credit Facility. The Amended and Restated Credit Facility contains a minimum fixed charge coverage ratio covenant and a minimum excess availability covenant, each as defined in the Amended and Restated Credit Facility. The minimum fixed charge coverage ratio is 1.10 to 1.00 and will be measured quarterly beginning with the quarter ended September 30, 2014. The minimum excess availability covenant is measured monthly. In 2014, dividends and other distributions to Hallwood are limited to $750,000 payable after September 30, 2014. In subsequent periods, Brookwood may make dividends and distributions to Hallwood as long as Brookwood is in compliance with both the minimum fixed charge coverage ratio and minimum excess availability covenants. While borrowings under the Amended and Restated Credit Facility are likely to be limited to amounts less than $25 million, management believes that it will provide adequate liquidity for Brookwood through at least December 31, 2014. Should Brookwood, at its option, terminate its factoring relationship with BB&T, the Amended and Restated Credit Facility would also terminate. Brookwood management at this time has no intention of terminating its factoring relationship with BB&T during the term of the Amended and Restated Credit Facility. As of March 28, 2014, subject to the provisions of the Amended and Restated Credit Facility and current borrowings of approximately $4 million, Brookwood had unused borrowing availability of approximately $4 million under this credit facility.

The terms of the Amended and Restated Credit Facility provide that the facility may be used for refinancing existing indebtedness, providing for working capital and financing ongoing operations and capital expenditures.

The Amended and Restated Credit Facility contains customary representations, warranties and affirmative covenants on behalf of Brookwood and also contains negative covenants which, among other things, prohibit Brookwood from any of the following (without obtaining prior BB&T written consent and with certain

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exceptions): (i) permitting liens (other than customary liens) to exist on any of its properties; (ii) incurring other debt other than accounts payable to trade creditors incurred in the ordinary course of business and factors; (iii) making capital expenditures in excess of $5,000,000 in any year; (iv) purchasing substantially all of the assets of another entity; (v) entering into new leases except operating leases for machinery and equipment that do not in the aggregate require payments in excess of $250,000 in any year and real estate leases in the ordinary course of business; (vi) paying dividends, or acquiring any of its stock, other than as described below in March 2014 amendment to Revolving Credit Facility; (vii) making loans or advances to, or guaranties for the benefit of, any person; and (viii) disposing of its assets or properties except in the ordinary course of its business.

Payments of Dividends. Brookwood paid to the Company dividends of $1,000,000 in February 2012 and $4,000,000 in each of the years ended December 31, 2011 and 2010. In May 2012, following the Company’s request for additional dividends, Brookwood requested BB&T to approve two dividends for a total amount of $9,000,000 (including the previously mentioned $8,000,000 dividend that the Company used in part to satisfy the Judgment in the Adversary Proceeding). BB&T consented to the dividends, which were paid to the Company in May 2012. Additionally, Brookwood paid dividends during 2012 to the Company of $1,000,000 and $350,000 in August and December, respectively. Brookwood paid $3,900,000 of dividends during 2013 to the Company.

In addition to the limitations described above in March 2014 amendment to Revolving Credit Facility, any future payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are limited by the terms of the Amended and Restated Credit Facility and are contingent upon compliance with the loan covenants therein. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $45,033,000 and $47,751,000 at December 31, 2013 and 2012, respectively.

HFL Loan. In May 2012, to fund in part the payment of the Judgment, the Company borrowed $10,000,000 from Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder (the “HFL Loan”). The HFL Loan is secured by a subordinated pledge of all of the stock of Brookwood and by the Company’s interest in the anticipated refunds of federal income taxes, which were approximately $4,570,000 that the Company received in 2013. In connection with the HFL Loan, a Pledge and Security Agreement and a Subordination and Intercreditor Agreement (“Intercreditor Agreement”) were entered into and effective May 9, 2012. The Intercreditor Agreement, among other things, subordinates any security interest or lien that Hallwood Family (BVI) L.P. may have in certain assets of the Company, including the stock of Brookwood, to BB&T. The HFL Loan bears interest at the rate of 6% per year, payable on a quarterly basis. The Company may prepay the HFL Loan at any time without penalty. The documents reflecting the HFL Loan contain representations, warranties and covenants that are typical for loans of this type. The outstanding balance on the HFL Loan was $8,747,000 at December 31, 2012.

On March 11, 2013, the promissory note associated with the HFL Loan was amended to primarily (i) extend the maturity date of the HFL Loan by two years until June 30, 2015 and (ii) provide for an additional advance of $300,000 under the promissory note, resulting in a then outstanding balance of $9,047,000.

On May 13, 2013, the promissory note associated with the HFL Loan was amended, pursuant to a Second Amendment to Promissory Note, to convert it to a revolving credit facility, under certain conditions, to provide additional liquidity to the Company. The Company was advanced $405,000 under the HFL Loan’s revolving credit facility in May 2013.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In late May 2013, the Company received a net refund of approximately $4,300,000 from the IRS of 2010 federal taxes. The proceeds of these funds were used to pay $4,000,000 towards principal and interest outstanding on the HFL Loan, with the balance retained for the Company’s expenses and cash needs. As of December 31, 2013, the outstanding balance of the HFL Loan was $5,411,000.

On March 26, 2014, the promissory note associated with the HFL Loan was amended, pursuant to a Third Amendment to Promissory Note, to extend the revolving credit facility under certain conditions until December 31, 2014 to provide up to $3,000,000 in funding for general and administrative expenses of the Company. Hallwood Family (BVI) L.P. will not have any obligation to advance any additional amounts to the Company on or after December 31, 2014.

Other Loan Payable. On July 31, 2012, the Company entered into a promissory note to finance $237,000 of premiums (net of a down payment of $27,000) related to certain insurance policies with premiums equal to a total of $264,000. The promissory note had an interest rate of 2.99%, required nine equal monthly payments of approximately $27,000 beginning August 31, 2012, and incurred about $3,000 of finance charges, or interest, over the term until its maturity on April 30, 2013. The outstanding balance as of December 31, 2013 and 2012 was $-0- and $105,000, respectively.

Schedule of Maturities. Maturities of loans payable for the next five years and thereafter are presented below (in thousands):

Years Ending December 31,	Amount
2014	$—
2015	5,411
2016	1,175

Total	$6,586

Note 8 – Stockholders’ Equity

Common Stock. Under its Second Restated Certificate of Incorporation, the Company is authorized to issue 10,000,000 shares of common stock. The Company has issued 2,396,105 common shares as of December 31, 2013. No new common shares have been issued during the three years ended December 31, 2013.

Preferred Stock. Under its Second Restated Certificate of Incorporation, the Company is authorized to issue 500,000 shares of preferred stock, par value $0.10 per share, and did issue 250,000 shares of redeemable Series B Preferred Stock, which were redeemed in July 2010.

Treasury Stock. No treasury stock transactions occurred during the three years ended December 31, 2013.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 – Income Taxes

Following is a schedule of the income tax expense (benefit) (in thousands):

	Years Ended December 31,
	2013	2012	2011
Federal
Current	$265	$(4,617)	$(623)
Deferred	—	3,597	(2,569)

Sub-total	265	(1,020)	(3,192)

State
Current	206	68	416
Deferred	78	(30)	30

Sub-total	284	38	446

Total	$549	$(982)	$(2,746)

Reconciliations of the expected tax expense (benefit) at the statutory tax rate to the recorded tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Expected tax expense (benefit) at the statutory tax rate	$(632)	$(6,434)	$(3,086)
State taxes	187	25	289
Permanent items	21	462	50
Other	10	(47)	1
Increase in deferred tax asset valuation allowance	963	5,012	—

Recorded tax expense (benefit)	$549	$(982)	$(2,746)

The net deferred tax asset (liability) for the Company was ($75,000) and $4,000 at December 31, 2013 and 2012, respectively.

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

At December 31, 2013, the deferred tax assets, before valuation allowance, was comprised principally of $5,944,000 related to the anticipated carryforward of taxable losses; $667,000 of tax credits; and offset by other deferred tax liabilities of $315,000. Due to continuing uncertainty related to taxable income to be reported in future periods (after consideration of historical results, current business trends, and other objectively verifiable information), the Company recorded an additional valuation allowance at December 31, 2013 in the amount of $963,000 and continues to record a valuation allowance on all of its deferred tax assets at December 31, 2013. The total valuation allowance at December 31, 2013 was $6,371,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had a federal income tax receivable of $-0- and $4,570,000 at December 31, 2013 and 2012, respectively, and net state taxes receivable of $77,000 and $262,000 at December 31, 2013 and 2012, respectively. The 2012 federal income tax receivable was due to the carryback of the 2012 federal net operating loss to the 2010 tax year; in May 2013, the Company received a net refund of approximately $4,300,000, after payment of $265,000 of alternative minimum taxes related to the 2010 tax year.

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The Company’s net deferred tax asset consisted of the following deferred tax assets and liabilities (in thousands):

	Deferred Tax Asset, Net
	December 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforward	$5,944	$—	$4,482	$—
Equity in earnings of Hallwood Energy	—	—	—	—
Reserves recorded for financial statement purposes and not for tax purposes	804	—	1,791	—
Tax credits – state	402	—	402	—
Alternative minimum tax credits	265	—	—	—
Expenses to related parties recorded for financial statement purposes and not for tax purposes	280	—	—	—
Other	5	—	47
Fixed assets	—	1,404	—	1,310

Deferred tax assets and liabilities	7,700	$1,404	6,722	$1,310

Less: Deferred tax liabilities	(1,404)		(1,310)

	6,296		5,412
Less: Valuation allowance	(6,371)		(5,408)

Deferred tax asset (liability), net	$(75)		$4

Note 10 – Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

Supplemental schedule of non-cash investing and financing activities.

	Years Ended December 31,
	2013	2012	2011
Accrued capital expenditures in accounts payable and accrued expenses Amount at year end	$286	$296	$130

Supplemental disclosures of cash payments.
Income taxes paid (refunded)	$(4,285)	$(732)	$(249)

Interest paid	$395	$318	$85

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 – Computation of Income (Loss) Per Common Share

The following table reconciles weighted average shares outstanding from basic to diluted and reconciles net income (loss) used in the computation of income (loss) per share for the basic and diluted methods (in thousands):

	Years Ended December 31,
	2013	2012	2011
Weighted Average Shares Outstanding
Basic and diluted	1,525	1,525	1,525

Net Income (Loss)
Basic and diluted	$(2,408)	$(17,943)	$(6,331)

No shares were excluded from the calculation of diluted earnings per share.

Note 12 – Fair Value of Financial Instruments

The following table summarizes the valuation of the Company’s financial instruments based upon the inputs used to measure fair value in the three levels of the fair value hierarchy as of December 31, 2013 and 2012.

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities

•	Level 2 – Quoted prices for similar assets or liabilities in active markets or inputs that are observable;

•	Level 3 – Inputs that are unobservable.

	December 31, 2013
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

Management reviewed the carrying value of its loans payable in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Management determined that the estimated fair value of the loans payable (all of which are classified as Level 2) would be approximately $6,582,000 and $14,182,000 at December 31, 2013 and 2012, compared to the carrying value of $6,586,000 and $14,182,000, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value information presented as of December 31, 2013 and 2012 is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

Note 13 – Related Party Transactions

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

A summary of the fees and expenses related to HIL and Mr. Gumbiner is detailed below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Consulting fees	$996	$996	$996
Interest expense on HFL Loan	405	349	—
Office space and administrative services	236	290	303
Travel and other expenses	103	100	187

Total	$1,740	$1,735	$1,486

In May 2012, to fund in part the payment of the Judgment, the Company entered into the HFL Loan with Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Gumbiner. The interest expense payable on the HFL Loan was $275,000 and $133,000 at December 31, 2013 and 2012, respectively. See Note 7 for more information.

In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. No such services were performed, nor compensation earned, in the three years ended December 31, 2013. The Company recognizes a proportionate share of such compensation and expenses, if any, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.

During the three years ended December 31, 2013, HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the Dallas office space for purposes unrelated to the Company’s business. The Company

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the years ended December 31, 2013, 2012 and 2011, the HIL-related companies reimbursed the Company $114,000, $115,000 and $99,000, respectively, for such expenses.

Note 14 – Litigation, Contingencies and Commitments

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

In July 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that Brookwood infringed five United States patents pertaining to internally-coated webs. In October 2007, the Company was dismissed from the lawsuit. Nextec later added additional patents to the lawsuit. After a number of motions, only two patents remained in the action and were being asserted against the process and machine for making defendants’ Agility Storm-Tec X-Treme and Eclipse Storm-Tec X-Treme fabrics, which constitute two levels of the Military’s Extended Cold Weather Clothing System. Nextec was seeking a permanent injunction as well as damages in an amount to be determined at trial. After a five week trial that ended on June 1, 2012, the Court ruled from the bench that, while Nextec’s patents were valid, Brookwood had not infringed any of the patents in the lawsuit. On July 20, 2012, Nextec filed a motion requesting that the Court either correct/amend its finding of non-infringement or grant a new trial, which the Court subsequently denied. The Court’s Order and Final Judgment was issued June 21, 2012. Nextec filed a notice of appeal and Brookwood a notice of cross-appeal. The United States Court of Appeals for the Federal Circuit heard oral argument on November 6, 2013. On November 18, 2013, the United States Court of Appeals for the Federal Circuit summarily affirmed the Southern District of New York’s ruling that Brookwood did not infringe any of the patents belonging to Nextec. Nextec has not appealed the decision and the deadline for filing an appeal has expired. Separately, and prior to trial, Brookwood filed requests for reexamination by the United States Patent and Trademark Office of the remaining patent claims at issue in the litigation. The United States Patent and Trademark Office granted the reexamination requests and issued first office actions rejecting all the reexamined patent claims as unpatentable over the prior art of record. With respect to one of the patents, the Patent Office has since received Nextec’s responsive arguments and subsequently issued a reexamination certificate. With respect to the second patent, the Patent Office has since received Nextec’s responsive arguments and has issued a final rejection to that patent. Nextec has appealed this rejection.

On April 5, 2013, Nextec filed Nextec Applications, Inc. v. United States in the U.S. Court of Federal Claims under 28 U.S.C. §1498(a). In that suit, Nextec asserts that the United States is liable for infringement of six Nextec patents arising out of the Government’s acceptance, receipt, and/or use of military uniforms incorporating the same Brookwood fabrics at issue in the District Court litigation. Following a motion to dismiss filed by the United States Government, which the Court of Federal Claims denied, Nextec filed an Amended Complaint on January 21, 2014, asserting only three patents, U.S. Patent No. 5,004,643, U.S. Patent No. 5,869,172, and U.S. Patent No. 6,129,978. The U.S. Government has moved to strike the Amended Complaint on the ground that it includes U.S. Patent No. 5,869,172, a patent that the Government contends was dismissed as part of the Court’s ruling on the motion to dismiss. On February 20, 2014, the Government filed a

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

motion requesting that the Court notify Brookwood of the lawsuit and issue a notice allowing Brookwood to appear, if it desires, as an interested party. The Court granted the Government’s motion to issue notice, and has since issued a notice to Brookwood to appear within forty-two days after service of the notice on Brookwood. Nextec then objected to Brookwood’s inclusion as an interested third party. On March 18, 2014, the Court held a telephonic hearing to address the Motion to Strike and Nextec’s objections to Brookwood’s inclusion in the case. The next day, the Court issued an order denying the Government’s Motion to Strike and rejecting Nextec’s objections to Brookwood’s inclusion in the case. The March 19th order further directed the Government to file its answer to Nextec’s amended complaint by April 17, 2014 and to notice, as a potentially interested party, ADS, Inc., the primary contractor to the United States in the military contract at issue. The Court further ordered that any third parties will need to file their answer to Nextec’s amended complaint by May 2, 2014 and that the parties shall file a joint preliminary status report by May 19, 2014. The military contract referenced in Nextec’s amended complaint contains the FAR 52.227-3 Patent Indemnity clause which may require ADS to indemnify the U.S. Government for any patent infringement arising under the contract. Brookwood, as ADS’s subcontractor has accepted certain flow-down provisions, and may be required to indemnify ADS, Inc. for any potential patent infringement arising under the military contract. Separately, and prior to its notice in the case, Brookwood filed requests for reexaminations by the United States Patent and Trademark Office (“Patent Office”) of claims from the remaining patents at issue in the case. With respect to U.S. Patent No. 5,004,643, Brookwood has filed for an inter partes review proceeding (“IPR”) before the Patent Office, which will determine the validity of the ‘643 patent within 18 months. The three reexaminations and the IPR are currently pending before the Patent Office.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reserve amount was established in consultation with the Company’s litigation counsel in the Hallwood Energy litigation, based on their best judgment of the probabilities of success related to, among other factors, the objections to be filed by the Company on its possible appeal of the District Court’s Judgment.

On April 24, 2012, the United States District Court entered a final judgment (the “Judgment”) substantially adopting the Proposed Findings. Based upon the monetary damages (including prejudgment and postjudgment interest, legal fees and court costs) awarded in the Judgment, the Company, in consultation with the Company’s litigation counsel, recorded an additional charge of $13,200,000 at March 31, 2012 in its statement of operations and balance sheet as an accrual under Hallwood Energy matters – Litigation Reserve. Accordingly, the total reserve at March 31, 2012 for the Adversary Proceeding was $23,901,000. The Company satisfied the Judgment of $21,721,000, including prejudgment and postjudgment interest, in two payments; $3,774,000 on May 4, 2012 and $17,947,000 on May 9, 2012. The Company appealed to the Fifth Circuit Court of Appeals the portions of the Judgment awarding a combined $17,947,000 on the plaintiffs’ tort claims. However, on June 7, 2013, the Fifth Circuit affirmed the judgment. The parties settled the amount of court costs for approximately $101,000, which was paid in August 2012. In addition, the Company will be required to pay certain attorneys’ fees incurred by the plaintiffs. At December 31, 2012, the litigation reserve for the Hallwood Energy Matters is $2,079,000. The plaintiffs alleged that they were entitled to approximately $4,000,000 as compensation for their attorney fees related to the breach of contract claim they prosecuted against the Company. On August 7, 2013, the Bankruptcy Court submitted its report and recommendation to the District Court that the plaintiffs be awarded $996,490.72 in aggregate attorneys’ fees. On September 19, 2013, the District Court adopted the report and recommendation of the Bankruptcy Court and entered judgment for $996,490.72 in aggregate attorneys’ fees. On October 4, 2013, Hallwood paid in full the $996,490.72 judgment. Based upon the adoption and recommendation of attorneys’ fees by the Court, the Company recorded a reversal of a previously recorded litigation charge of $1,082,000 in the third quarter of 2013. The Adversary Proceeding was closed by the Bankruptcy Court on November 22, 2013.

Stockholders’ Lawsuit. On August 23, 2013, a complaint was filed in the Delaware Court of Chancery (the “Delaware Court”) captioned Sample v. Gumbiner et al., Civil Action No. 8833-VCN. The action named as defendants the directors of the Company, and also named as defendants Parent and Merger Sub. The Company is also named as a defendant, or in the alternative, as a nominal defendant.

In part, the action purported to be a class action of the Company’s stockholders brought by a single individual stockholder challenging the Merger. The plaintiff alleged that all defendants other than Merger Sub breached fiduciary duties to those stockholders in connection with the proposed Merger as a consequence of an allegedly unfair merger process and an allegedly unfair merger price. The complaint also alleged that Merger Sub aided and abetted these claimed breaches of fiduciary duty.

In part, the action also purported to be a derivative action brought on behalf of the Company against Mr. Gumbiner and Charles A. Crocco, Jr., based on various matters relating to the investment by the Company in Hallwood Energy in 2008, various related transactions engaged in by the Company or employees, executives, or advisors to the Company, a dividend declared by the Company in 2008, and Hallwood Energy’s Chapter 11 bankruptcy court proceeding. The complaint alleges that Mr. Gumbiner and Mr. Crocco engaged in “wrongful conduct” and/or breached fiduciary duties with respect to these matters and should be held liable to the Company. The complaint further alleged that the $10.00 per share offered in the Merger was unfair and did not reflect the true value of the Company and all of its assets, including potential claims against Mr. Gumbiner, other Company executives and advisors.

The plaintiff sought an order from the Delaware Court (i) certifying the action as a class action, (ii) finding that the defendants other than Merger Sub breached fiduciary duties to the plaintiff and the class, and that Merger Sub aided and abetted those breaches, (iii) finding that those breaches have proximately caused the plaintiff and

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the class damage in an amount subject to proof at trial, (iv) awarding the plaintiff and the class any damages that are proven at trial, (v) alternatively, finding that the action is properly brought as a derivative action and that demand of the Board is excused as to the claims asserted, (vi) alternatively, awarding the company such damages are proven at trial with respect to the derivative action, (vii) awarding the plaintiff its costs and expenses in connection with this action, including expert and attorney’s fees, and (viii) awarding such further and other relief as the Delaware Court deems just and appropriate.

On February 7, 2014, the plaintiff and the defendants in the Sample Litigation (together, the “Parties”) entered into the Stipulation, by and through their respective attorneys, whereby the Parties agreed that, in order to resolve the Sample Litigation, the parties to the Merger Agreement would, among other actions, amend the Merger Agreement to increase the Merger Consideration by $3.00 per share, from $10.00 per share to $13.00 per share, less a proportionate deduction for any incentive fee and attorneys’ fees that may be awarded by the Delaware Court to the plaintiff and the plaintiff’s counsel in accordance with the Stipulation. The plaintiff further sought an award of attorney’s fees based on the Company’s supplemental disclosures, but an award by the Delaware Court of attorney’s fees based on supplemental disclosures will not affect the Merger Consideration. The defendants specifically deny that they have engaged in any wrongdoing, deny that they committed any violation of law, deny that they breached any fiduciary duties, and deny liability of any kind to the plaintiff, the Company, or its stockholders. The increased Merger Consideration will be paid if the Merger is consummated pursuant to the terms of the Merger Agreement as amended by the Second Amendment.

On March 28, 2014, the Delaware Court approved the Settlement, including an incentive fee of $10,000 and attorney’s fees of $310,000, which is deducted from the $13.00 per share consideration agreed in the Second Amendment, with a final Merger Consideration of $12.39 per share. The Delaware Court reserved decision on plaintiff’s request for an award of attorneys’ fees in connection with the supplemental disclosures, but this reservation will not impact the Merger Consideration. All known and unknown claims against the defendants relating to the Sample Litigation, the Merger, the Settlement, and investments in securities issued by the Company between November 6, 2012 and the date of the Merger, including derivative claims, have been released pursuant to the Delaware Court’s approval of the Settlement.

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

Environmental Contingencies. A number of jurisdictions in which the Company or its subsidiaries operate have adopted laws and regulations relating to environmental matters. Such laws and regulations may require the Company to secure governmental permits and approvals and undertake measures to comply with such permits and approvals. Compliance with the requirements imposed may be time-consuming and costly. While environmental considerations, by themselves, have not significantly affected the Company’s or its subsidiaries’ business to date, it is possible that such considerations may have a significant and adverse impact in the future. The Company and its subsidiaries actively monitor their environmental compliance and while certain matters

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

currently exist, management is not aware of any compliance issues which will significantly impact the financial position, results of operations or cash flows of the Company or its subsidiaries.

The Company’s Brookwood subsidiary is subject to a number of environmental laws, regulations, licenses and permits and has ongoing discussions with environmental regulatory authorities, including the U.S. Environmental Protection Agency (the “EPA”), the Rhode Island Department of Environmental Management (“RIDEM”), and the Connecticut Department of Energy and Environmental Protection (“CTDEEP”) on a number of matters, including compliance with wastewater discharge and treatment regulations, the control of chemicals used in the companies’ coating operations that are classified as air pollutants, the presence of groundwater and soil contaminants at the companies’ facilities, and hazardous waste management.

From time to time Brookwood and its subsidiaries have paid fines or penalties for alleged failure to comply with certain environmental requirements, which did not exceed $10,000 in the aggregate during the three years ended December 31, 2013. In addition, Brookwood and its subsidiaries have entered into various settlements and agreements with the regulatory authorities requiring the companies to perform certain tests, undertake certain studies, and install remedial facilities. Brookwood and its subsidiaries incurred capital expenditures to comply with environmental regulations of approximately $421,000, $572,000, and $136,000 in the years ended December 31, 2013, 2012 and 2011, respectively. In addition, Brookwood and its subsidiaries regularly incur expenses associated with various studies and tests to monitor and maintain compliance with diverse environmental requirements.

Commitments. Total lease expense for noncancelable operating leases was $829,000, $823,000, and $835,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company leases certain buildings and equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. The Company shares certain executive office facilities with HIL and certain of its affiliates and pays a proportionate share of the lease expense.

At December 31, 2013, aggregate minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more than one year, were as follows (in thousands):

Years ending December 31,	Amount
2013	$748
2014	583
2015	212
2016	—
2017	—
Thereafter	—

Total	$1,543

Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($13,956,000 at December 31, 2013. The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.

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

Note 15 – Impact of Dependency Upon Brookwood for Dividends on the Company’s Liquidity

As further discussed under Item 1A, “Risk Factors” of this Form 10-K, (i) as a holding company, the Company is dependent upon Brookwood for cash, (ii) the Company does not currently earn sufficient cash through its operations, directly or through Brookwood, to fund its ongoing operating costs or obligations, including the HFL Loan, and (iii) Brookwood’s ability to pay the Company a dividend or other advance is dependent upon circumstances that are outside of the Company’s control. The Company can give no assurance that Brookwood will have the ability to satisfy the Company’s cash flow needs, or that the Company would be able to obtain other sources of funding in such a circumstance, and therefore there is substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s audited consolidated financial statements for the fiscal year ended December 31, 2013, as included in this Form 10-K, contains an audit opinion from its independent public accounting firm which includes explanatory language related to going concern resulting from the uncertainty of the payment of dividends from its subsidiary to fund the Company’s ongoing operations and obligations.

As a holding company, the Company is dependent on Brookwood to receive the cash necessary to fund its ongoing operations and its obligations. Brookwood paid $3,900,000 of dividends during 2013 to the Company. At December 31, 2013 and December 31, 2012, the Company had approximately $972,000 and $145,000, respectively, of cash and cash equivalents.

If for any reason Brookwood is unable to pay a cash dividend or other advance to the Company, the Company would be required to seek alternative sources of funding. The Company has not yet determined what, if any, sources would be available to it (other than the HFL Loan, which was amended on March 26, 2014 to provide up to $3,000,000 of liquidity in 2014; for more information see Note 7), but will consider such alternatives as an additional or new facility or term loan and potential sales of assets or additional securities. No assurance can be given that any such additional sources of funding will be available to the Company.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, any payment of a dividend or advance by Brookwood to the Company is dependent on a number of other factors including compliance with the loan covenants in Brookwood’s Amended and Restated Credit Facility with BB&T, the approval of Brookwood’s board of directors, Brookwood’s ability to meet the requirements of the Delaware corporate laws for payment of dividends, and compliance with other applicable laws and requirements. As a result, no assurance can be given that these amounts will be available when needed or required.

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

Note 16 – Segment and Related Information

The Company operates as a holding company with its principal business in the textile products industry through its Brookwood subsidiary.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following represents the Company’s reportable amounts by business segment, as of and for the three years ended December 31, 2013 (in thousands):

	Textile Products	Other	Consolidated
Year Ended December 31, 2013

Total revenue from external sources	$129,233		$129,233

Operating income (loss)	$2,253	$(3,606)	$(1,353)

Other income (expense), net	$(166)	$(340)	(506)

Income (loss) before income taxes			$(1,859)

Identifiable assets, December 31, 2013	$60,987		$60,987
Cash allocable to segment	81	$972	1,053

Segment assets	$61,068		62,040

Corporate assets		$88	88

Total assets, December 31, 2013			$62,128

Depreciation, amortization and impairments	$2,432	$6	$2,438

Capital expenditures/acquisitions	$1,873	$8	$1,881

Year Ended December 31, 2012

Total revenue from external sources	$130,524		$130,524

Operating income (loss)	$(493)	$(17,917)	$(18,410)

Other income (expense), net	$(166)	$(349)	(515)

Income (loss) before income taxes			$(18,925)

Identifiable assets, December 31, 2012	$65,576		$65,576
Cash allocable to segment	48	$145	193

Segment assets	$65,624		65,769

Corporate assets		$5,137	5,137

Total assets, December 31, 2012			$70,906

Depreciation, amortization and impairments	$2,259	$16	$2,275

Capital expenditures/acquisitions	$1,747	$3	$1,750

Year Ended December 31, 2011

Total revenue from external sources	$139,499		$139,499

Operating income (loss)	$5,635	$(14,644)	$(9,009)

Other income (expense), net	$(78)	$10	(68)

Income (loss) before income taxes			$(9,077)

Identifiable assets, December 31, 2011	$72,109		$72,109
Cash allocable to segment	4,126	$6,743	10,869

Segment assets	$76,235		82,978

Corporate assets		$5,927	5,927

Total assets, December 31, 2011			$88,905

Depreciation, amortization and impairments	$2,448	$23	$2,471

Capital expenditures/acquisitions	$2,343	$—	$2,343

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 – Employee Benefit Retirement Plans

The Company maintains a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The plan provides that (i) eligible employees may contribute up to 15% of their compensation to the plan; (ii) the Company’s matching contribution is discretionary, to be determined annually by the Company’s Board of Directors; and (iii) excludes highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits. Amounts contributed by employees are 100% vested and non-forfeitable. The Company’s matching contributions, which were 50% of its employees’ contributions up to the first 6% contributed, for each of the three years ended December 31, 2013, vest at a rate of 20% per year of service and become fully vested after five years. Brookwood has a separate 401(k) plan for its non-union employees, which is similar to the Company’s plan. Aggregate contributions to the plans for the years ended December 31, 2013, 2012 and 2011, respectively, were $328,000, $329,000 and $319,000, respectively.

Brookwood’s union employees belong to a multi-employer pension fund maintained by their union, pension plan of the National Retirement Fund (the “Plan”). Brookwood currently contributes $138 per month effective June 2013 ($132 per month prior to June 2013, $127 per month prior to June 2012, and $122 per month prior to June 2011), per employee to the Plan. Total contributions for the years ended December 31, 2013, 2012 and 2011 were $375,000, $383,000 and $371,000, respectively.

The Plan was certified by the Plan’s actuary as being in “critical” status for the plan year beginning January 1, 2013. The Plan first entered “critical” status beginning with the 2010 plan year. As a result, the Plan adopted a “Rehabilitation Plan” effective April 1, 2010. Brookwood agreed and incorporated in the renewal of the collective bargaining agreement with the union, effective March 1, 2010, to participate in the Plan’s Rehabilitation Plan. Brookwood increased its contribution rates effective June 2010 (which are included in the monthly contribution amounts noted above) with additional increases occurring annually each June toward the Plan’s Rehabilitation Plan

There would likely be a withdrawal liability in the event Brookwood withdraws from its participation in the Plan. For the Plan’s fiscal year 2013, Brookwood’s withdrawal liability was reported by the Plan’s actuary to be $1,879,000. As of March 25, 2014 Brookwood had not considered withdrawal from the Plan.

Note 18 – Hallwood Financial Limited Proposal

On November 6, 2012, the Company received a proposal (the “HFL Proposal”) from Hallwood Financial Limited (“Parent” or “Hallwood Financial”) to acquire all of the outstanding shares of the Company’s common stock that Parent does not beneficially own at a cash purchase price of $10.00 per share. Parent is controlled by Anthony J. Gumbiner, Chairman and Chief Executive Officer of the Company and Parent currently owns 1,001,575, or 65.7%, of the issued and outstanding shares of common stock, par value $0.10 per share, of the Company (such outstanding shares, collectively, the “Company Common Stock,” and, each, a “Share”).

In November 2012, the board of directors of the Company (the “Board”) formed a special committee (the “Special Committee”), consisting of three independent directors of the Company, to evaluate the Merger (as defined below) and other alternatives available to the Company.

On June 4, 2013, the Company announced that the Company, Parent, and HFL Merger Corporation, a Delaware corporation and a wholly owned subsidiary of the Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended by the Amendment to Agreement and Plan of Merger, dated as of July 11, 2013, and the Second Amendment to Agreement and Plan of Merger, dated as of February 7, 2014, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

continuing as the surviving corporation and a wholly owned subsidiary of Parent. The Special Committee unanimously determined that the transactions contemplated by the Merger Agreement (as in effect on such date), including the Merger, are advisable and in the best interests of the Company and its stockholders (other than the persons and entities associated with Mr. Gumbiner), and unanimously recommended that the Board approve and declare advisable the Merger Agreement and the transactions contemplated thereby, including the Merger, and that the Company’s stockholders vote for the adoption of the Merger Agreement (as in effect on such date). Based in part on that recommendation, the Board (other than Mr. Gumbiner, who did not participate due to his interest in the Merger) unanimously (i) determined that the transactions contemplated by the Merger Agreement, including the Merger, are advisable and in the best interests of the Company and its stockholders (other than the persons and entities associated with Mr. Gumbiner), (ii) approved and declared advisable the execution, delivery and performance of the Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger and (iii) resolved to recommend that the Company’s stockholders vote for the adoption of the Merger Agreement. Accordingly, the Board (without Mr. Gumbiner’s participation) unanimously recommended that the stockholders of the Company adopt the Merger Agreement.

On August 23, 2013, Gary L. Sample (“Plaintiff”) filed a purported class and derivative action in the Court of Chancery of the State of Delaware (the “Delaware Court”) against the parties to the Merger Agreement and certain directors and officers of the Company (collectively, the “Defendants”), asserting, among other things, that the original Merger Consideration (as defined below) was unfair and did not reflect the true value of the Company and all of its assets (the “Sample Litigation”).

On February 7, 2014, Plaintiff and the Defendants (together, the “Parties”) entered into a Stipulation of Settlement (the “Stipulation”), by and through their respective attorneys, whereby the Parties agreed that, in order to resolve the Sample Litigation, the parties to the Merger Agreement would, among other actions, amend the Merger Agreement to increase the Merger Consideration by $3.00 per share, from $10.00 per Share to $13.00 per Share, less any incentive fee and attorneys’ fees awarded by the Delaware Court to Plaintiff and Plaintiff’s counsel in accordance with the Stipulation (the “Increased Merger Consideration”). The Defendants specifically deny that they have engaged in any wrongdoing, deny that they committed any violation of law, deny that they breached any fiduciary duties, and deny liability of any kind to Plaintiff, the Company, or its stockholders. The Increased Merger Consideration will be paid if the Merger is consummated pursuant to the terms of the Merger Agreement as amended by the Second Amendment to the Merger Agreement, which was entered into by the Company, Parent, and Merger Sub as of February 7, 2014 (the “Second Amendment”). The Delaware Court approved the Stipulation on March 28, 2014.

Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent, and each share of Common Stock outstanding immediately prior to the effective time of the Merger (other than certain excluded and dissenting shares of Common Stock) will be cancelled and converted into the right to receive $12.39 in cash, without interest (the “Merger Consideration”) based on the settlement of the Sample Litigation. The Sample Litigation is more fully described in Note 14. The following excluded and dissenting shares of Common Stock will not be entitled to the Merger Consideration: (i) shares held by Parent, Merger Sub, the Company or any wholly owned subsidiary of the Company or held in the Company’s treasury and (ii) shares outstanding immediately prior to the effective time of the Merger held by a stockholder who has neither voted in favor of the Merger nor consented thereto in writing and who has demanded properly in writing appraisal for such shares and otherwise properly perfected and not withdrawn or lost the right to an appraisal of such dissenting shares pursuant to Section 262 of the General Corporation Law of the State of Delaware.

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

The Company’s stockholders will be asked to consider and vote on a proposal to adopt the Merger Agreement at a special meeting of stockholders. In connection therewith, the Company will file with the SEC and furnish to the Company’s stockholders a proxy statement and other relevant documents. Before making any voting decision, the Company’s stockholders are urged to read the proxy statement in its entirety when it becomes available and any other documents to be filed with the SEC in connection with the proposed Merger or incorporated by reference into the proxy statement because those documents will contain important information about the proposed Merger and the parties to the Merger. The Company’s stockholders will be able to obtain a free copy of documents filed with the SEC at the SEC’s website at http://www.sec.gov. In addition, the Company’s stockholders may obtain a free copy of the Company’s filings with the SEC from the Company’s website at http://www.hallwood.com/hwg/SEC.php or by directing a request to: The Hallwood Group Incorporated, 3710 Rawlins, Suite 1500, Dallas, TX 75219; Attention: Investor Relations; Phone: (214) 528-5588 or (800) 225-0135.

The foregoing information only describes certain terms of the Merger Agreement, as amended, and is not a complete description of all of the parties’ rights and obligations under the Merger Agreement, as amended. For the complete terms, please read: (a) the Merger Agreement attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013; (b) the Amendment to Agreement and Plan of Merger, dated as of July 11, 2013, included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2013; and (c) the Second Amendment to Agreement and Plan of Merger, dated as of February 7, 2014, included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2014.

The Company’s shares trade on the NYSE MKT stock exchange under the symbol of HWG and closed on November 5, 2012 (the day prior to the receipt of the HFL Proposal) at $6.00 per share. The Company’s shares closed on March 25, 2014 at $12.20 per share.

Note 19 – Summary of Quarterly Financial Information (Unaudited)

Results of operations by quarter for the years ended December 31, 2013 and 2012 are summarized below (in thousands, except per share amounts):

	Year Ended December 31, 2013
	March 31	June 30	September 30	December 31
Operating revenues	$31,283	$32,484	$30,273	$35,193
Other income (expense)	(193)	(89)	(112)	(112)
Gross profit	3,824	5,028	4,728	4,133
Income (loss) before income taxes	(1,337)	(48)	668	(1,142)
Net income (loss)	(1,344)	(357)	633	(1,340)
Per share data:
Net income (loss)
Basic	(0.88)	(0.23)	0.42	(0.89)
Diluted	(0.88)	(0.23)	0.42	(0.89)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year ended December 31, 2013. In connection with the Hallwood Energy litigation matters discussed in Note 14, the Company recorded a reversal of a previously recorded litigation charge of $1,082,000 in the 2013 third quarter.

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

Year ended December 31, 2012. In connection with the Hallwood Energy litigation matters discussed in Note 14, the Company recorded a litigation charge of $13,200,000 in the 2012 first quarter.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS

(in thousands)

	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$972	$141
Prepaid federal and state income tax	12	4,561
Receivables and other current assets	45	187
Deferred income tax, net	—	359
Tax receivable from subsidiary	—	113

	1,029	5,361
Noncurrent Assets
Investments in subsidiaries	45,036	47,803
Other noncurrent assets	47	45

	45,083	47,848

Total Assets	$46,112	$53,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Litigation reserve – Hallwood Energy matters	$—	$2,079
Accounts payable and accrued expenses	1,510	722
Tax payable to subsidiary	402	—
Current portion of loans payable	—	105

	1,912	2,906
Noncurrent Liabilities
Long term portion of loans payable (payable to related party)	5,411	8,747
Deferred income tax, net	—	359

	5,411	9,106

Total Liabilities	7,323	12,012

Stockholders’ Equity
Common stock	240	240
Additional paid-in capital	51,700	51,700
Retained earnings	253	2,661
Treasury stock, at cost	(13,404)	(13,404)

Total Stockholders’ Equity	38,789	41,197

Total Liabilities and Stockholders’ Equity	$46,112	$53,209

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Revenues	$—	$—	$—

Expenses
Litigation charge (reversal) – Hallwood Energy matters	(1,082)	13,200	9,300
Administrative expenses	4,686	4,712	5,335

	3,604	17,912	14,635

Operating Loss	(3,604)	(17,912)	(14,635)

Other Income (Loss)
Equity in net income (loss) of subsidiaries	1,245	(874)	3,365
Interest and other income	—	2	10
Interest expense	(407)	(351)	—

	838	(1,223)	3,375

Income (loss) before income taxes	(2,766)	(19,135)	(11,260)
Income tax expense (benefit)	(358)	(1,192)	(4,929)

Net Income (Loss)	$(2,408)	$(17,943)	$(6,331)

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net Income (Loss)	$(2,408)	$(17,943)	$(6,331)

Other Comprehensive Income (Loss)
None	—	—	—

Comprehensive Income (Loss)	$(2,408)	$(17,943)	$(6,331)

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4,272	$(15,445)	$1,336

CASH FLOWS FROM INVESTING ACTIVITIES
Return of (additional) investment in subsidiaries	—	(5)	(9)

Net cash (used in) provided by investing activities	4,272	(15,450)	1,327

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	705	10,237	—
Repayment of loans payable	(4,146)	(1,385)	—

Net cash provided by (used in) financing activities	(3,441)	8,852	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	831	(6,598)	1,327
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	141	6,739	5,412

CASH AND CASH EQUIVALENTS, END OF YEAR	$972	$141	$6,739

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

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

(in thousands)

Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

	Years Ended December 31,
Description	2013	2012	2011
None

Supplemental disclosures of cash payments.

Income taxes paid (refunded)	$(4,253)	$(809)	$(208)

Interest paid	$265	$217	$—

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Schedule I, Condensed Financial Information of Registrant, is to be included in Securities and Exchange Commission (“SEC”) filings when restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets at the end of the latest fiscal year. Cash dividends and tax sharing payments by Brookwood to the Company are limited by the terms of the Amended and Restated Credit Facility and are contingent upon compliance with the loan covenants therein. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $45,033,000 at December 31, 2013 and exceed 25% of the Company’s consolidated net assets.

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

Note 2 – Dividends From Subsidiary

The Company received dividends from its Brookwood subsidiary of $3,900,000, $11,350,000, and $4,000,000 in 2013, 2012 and 2011, respectively.

Note 3 – Litigation, Contingencies and Commitments

See Note 14 to the consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance, Beginning of Year	Charged to (Recovery of) Costs and Expenses	Charged (Recovery) to Other Accounts	Deductions	Balance, End of Year
Textile Products
Allowance for losses – accounts receivable
Year ended December 31, 2013	$134	$(83)	$—	$—	$51
Year ended December 31, 2012	$118	$16	$—	$—	$134
Year ended December 31, 2011	$129	$(11)	$—	$—	$118

Litigation reserve – Hallwood Energy
Year ended December 31, 2013	$2,079	$(1,082)	$—	$(997)	$—
Year ended December 31, 2012	$9,300	$13,200	$—	$(20,421)	$2,079
Year ended December 31, 2011	$—	$9,300	$—	$—	$9,300

Reserve for dilution – due from factors
Year ended December 31, 2013	$174	$(48)	$—	$—	$126
Year ended December 31, 2012	$63	$111	$—	$—	$174
Year ended December 31, 2011	$114	$(51)	$—	$—	$63

Deferred Tax Asset
Valuation allowance
Year ended December 31, 2013	$5,408	$963	$—	$—	$6,371
Year ended December 31, 2012	$396	$5,012	$—	$—	$5,408
Year ended December 31, 2011	396	—	—	—	396

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

10.28	Third Amendment of Promissory Note, dated as of March 26, 2014, by and among the Company and Hallwood Family (BVI), L.P.

10.29	Amended and Restated Loan Agreement, dated as of March 28, 2014, by and among Branch Banking and Trust Company, Brookwood Companies Incorporated and certain of its subsidiaries.

10.30	Amended and Restated Security Agreement, dated as of March 28, 2014, by and among Branch Banking and Trust Company, Brookwood Companies Incorporated and certain of its subsidiaries.

21	Active subsidiaries of The Hallwood Group Incorporated as of February 28, 2014

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase