Form 10-Q
period 2014-03-31
Hallwood Group Inc
filed 2014-05-13
CIK 355766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, $0.10 par value per share	1,525,166 shares

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$209	$1,053
Accounts receivable, net
Factors	11,931	13,730
Trade and other	4,376	3,264
Inventories	24,214	23,479
Deferred income tax	112	113
Prepaids, deposits and other assets	579	724
Income taxes receivable / prepaid income taxes	361	77

	41,782	42,440
Noncurrent Assets
Property, plant and equipment, net	19,311	19,580
Other assets	87	108

	19,398	19,688

Total Assets	$61,180	$62,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$12,682	$11,618
Accrued expenses and other current liabilities	4,023	4,196
Accounts payable – related parties, net	978	752

	17,683	16,566
Noncurrent Liabilities
Long term portion of loans payable (includes $5,411 and $5,411 to related partyas of March 31, 2014 and December 31, 2013, respectively)	9,336	6,586
Deferred income tax	187	187

	9,523	6,773

Total Liabilities	27,206	23,339
Contingencies and Commitments (Note 11)
Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods; outstanding 1,525,166 shares for both periods	240	240
Additional paid-in capital	51,700	51,700
Retained earnings (Accumulated deficit)	(4,562)	253
Treasury stock, 870,939 shares for both periods; at cost	(13,404)	(13,404)

Total Stockholders’ Equity	33,974	38,789

Total Liabilities and Stockholders’ Equity	$61,180	$62,128

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues
Textile products sales	$24,122	$31,283
Expenses
Textile products cost of sales	24,327	27,459
Administrative and selling expenses	4,677	4,968

	29,004	32,427

Operating loss	(4,882)	(1,144)
Other Income (Expense)
Interest expense	(113)	(193)

Loss before income taxes	(4,995)	(1,337)
Income tax expense (benefit)	(180)	7

Net Loss	$(4,815)	$(1,344)

Net Loss Per Common Share
Basic	$(3.16)	$(0.88)

Diluted	$(3.16)	$(0.88)

Weighted Average Shares Outstanding
Basic	1,525	1,525

Diluted	1,525	1,525

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net Loss	$(4,815)	$(1,344)
Other Comprehensive Income (Loss)
None	—	—

Comprehensive Loss	$(4,815)	$(1,344)

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

				Retained
			Additional	Earnings			Total
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Deficit)	Shares	Cost	Equity
Balance, January 1, 2014	2,396	$240	$51,700	$253	871	$(13,404)	$38,789
Net loss	—	—	—	(4,815)	—	—	(4,815)

Balance, March 31, 2014	2,396	$240	$51,700	$(4,562)	871	$(13,404)	$33,974

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,815)	$(1,344)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	610	600
Provision (recovery) for obsolete inventory	48	60
Provision (recovery) for doubtful accounts and factor dilution	(23)	(16)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	710	(2,229)
Increase (decrease) in accounts payable	1,316	3,648
(Increase) decrease in inventories	(783)	1,681
Net change in income taxes receivable/payable	(283)	(33)
Increase (decrease) in accrued expenses and other current liabilities	53	247
Net change in other assets and liabilities	150	133

Net cash provided by (used in) operating activities	(3,017)	2,747

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property, plant and equipment	(577)	(415)

Net cash used in investing activities	(577)	(415)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	10,975	12,965
Repayments of revolving credit facilities	(8,225)	(15,620)
Proceeds from loans payable	—	300
Repayments of loans payable	—	(79)

Net cash provided by (used in) financing activities	2,750	(2,434)

DECREASE IN CASH AND CASH EQUIVALENTS	(844)	(102)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,053	193

CASH AND CASH EQUIVALENTS, END OF PERIOD	$209	$91

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months Ended March 31, 2014 and 2013

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

Interim Condensed Consolidated Financial Statements. The interim condensed consolidated financial statements of Hallwood Group have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Although condensed, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Hallwood Group’s annual report on Form 10-K for the year ended December 31, 2013.

Textile Products. Textile products operations are conducted through Brookwood. Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood has two principal subsidiaries at March 31, 2014:

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

Textile products operations accounts for all of Hallwood Group’s operating revenues in 2014 and 2013. See Note 4 for additional information on Brookwood.

Going Concern. As described in this quarterly report on Form 10-Q and in the Company’s annual report on Form 10-K for the year ended December 31, 2014, (i) as a holding company, the Company is dependent upon Brookwood for cash, (ii) the Company does not currently have sufficient cash, either directly or through Brookwood, to fund its ongoing operating costs or obligations, including the HFL Loan, and (iii) Brookwood’s ability to pay the Company a dividend or other advance is dependent upon circumstances that are outside of the Company’s control. The Company can give no assurance that Brookwood will have the ability to satisfy the Company’s cash flow needs, or that the Company would be able to obtain other sources of funding in such a circumstance (other than the HFL Loan, which was amended on March 26, 2014 to provide up to $3,000,000 of liquidity in 2014), and therefore there is substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s audited consolidated financial statements for the fiscal year ended December 31, 2013, as included in its annual report on Form 10-K, contained an audit opinion from its independent registered public accounting firm which includes explanatory language related to going concern resulting from the uncertainty of the payment of dividends from its subsidiary to fund the Company’s ongoing operations and obligations.

New Accounting Pronouncements. Accounting standard-setting organizations frequently issue new or revised accounting rules. Hallwood Group regularly reviews new pronouncements to determine their impact, if any, on Hallwood Group’s consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months Ended March 31, 2014 and 2013

(unaudited)

In April 2014, the Financial Accounting Standards Board issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. For the Company, the guidance is effective for the interim and annual periods beginning December 29, 2014. The ASU is applied prospectively; however, early adoption is permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company intends to early adopt this standard.

Consolidation Policy. The Company’s Brookwood subsidiary operates on a 5-4-4 week accounting cycle with its months ending on a Saturday for accounting purposes, while the Company operates on a traditional fiscal month accounting cycle. For purposes of the year-end financial statements the Brookwood cycle always ends on December 31, however, its quarterly interim financial statements may not correspond to the fiscal quarter-end. Hallwood Group’s condensed consolidated financial statements as of March 31, 2014 and 2013 include Brookwood’s operations through March 29, 2014 and March 30, 2013, respectively. Estimated operating results of Brookwood for the intervening periods to March 31, 2014 and 2013, respectively, are provided below (in thousands):

	Amounts in Intervening Periods
	Three Months Ended March 31,
	2014	2013
	(1 day)	(not applicable)
Textile products sales	$135	$—
Textile products costs of sales	132	—
Administrative and selling expenses	20	—

Note 2 -	Hallwood Financial Limited Proposal and Merger Agreement

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

Three months Ended March 31, 2014 and 2013

(unaudited)

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

The Company’s stockholders will be asked to consider and vote on a proposal to adopt the Merger Agreement at a special meeting of stockholders on May 15, 2014. In connection therewith, the Company has filed with the SEC and furnished to the Company’s stockholders a proxy statement and other relevant documents. Before making any voting decision, the Company’s stockholders are urged to read the proxy statement in its entirety when it becomes available and any other documents to be filed with the SEC in connection with the proposed Merger or incorporated by reference into the proxy statement because those documents will contain important information about the proposed Merger and the parties to the Merger. The Company’s stockholders will be able to obtain a free copy of documents filed with the SEC at the SEC’s website at http://www.sec.gov. In addition, the Company’s stockholders may obtain a free copy of the Company’s filings with the SEC from the Company’s website at http://www.hallwood.com/hwg/SEC.php or by directing a request to: The Hallwood Group Incorporated, 3710 Rawlins, Suite 1500, Dallas, TX 75219; Attention: Investor Relations; Phone: (214) 528-5588 or (800) 225-0135.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months Ended March 31, 2014 and 2013

(unaudited)

The Company’s shares trade on the NYSE MKT stock exchange under the symbol of HWG and closed on November 5, 2012 (the day prior to the receipt of the HFL Proposal) at $6.00 per share. The Company’s shares closed on May 6, 2014 at $12.29 per share.

Note 3 -	Inventories

All inventories relate to Brookwood. Inventories as of the balance sheet dates were comprised of the following (in thousands):

	March 31,	December 31,
	2014	2013
Raw materials	$6,144	$6,088
Work in progress	6,435	5,459
Finished goods	11,635	11,932

Total	$24,214	$23,479

Note 4 -	Operations of Brookwood Companies Incorporated

Receivables. Brookwood maintains factoring agreements with several factors, which provide that receivables resulting from credit sales to customers, excluding U.S. Government, may be assigned for collection to the factor, subject to a commission and the factor’s prior approval. Factored receivables were $11,931,000 and $13,730,000 at March 31, 2014 and December 31, 2013, which were net of a returned goods dilution allowance of $115,000 and $126,000, respectively.

Brookwood monitors its factors and their ability to fulfill their obligations to Brookwood in a timely manner. As of May 13, 2014, all of Brookwood’s factors were complying with payment terms in accordance with factor agreements.

Trade receivables were $4,203,000 and $2,994,000 at March 31, 2014 and December 31, 2013, which were net of an allowance for doubtful accounts of $39,000 and $51,000, respectively.

Sales Concentration. Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during the first quarter of 2014 and during the year 2013. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $2,054,000 and $6,951,000 in the 2014 and 2013 first quarter, respectively. Sales to Tennier represented 8.5% and 22.2% of Brookwood’s net sales in the 2014 and 2013 first quarters, respectively.

Military sales accounted for $9,993,000 and $15,714,000 in the 2014 and 2013 first quarter periods, respectively. The military sales represented 41.4% and 50.2% of Brookwood’s net sales in the 2014 and 2013 first quarters, respectively. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract.

Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has an aggregate liquidation preference of $13,500,000 plus accrued but unpaid dividends. At March 31, 2014, cumulative dividends in arrears on the preferred stock totaled approximately $911,000.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months Ended March 31, 2014 and 2013

(unaudited)

dividends on the Brookwood preferred stock ($14,411,000 at March 31, 2014). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.

However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction is completed in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000. As of March 31, 2014, no amounts have been accrued or paid under the Long-Term Incentive Plan for Brookwood. The Merger will not constitute a change of control transaction under the plan.

Note 5 -	Loans Payable

Loans payable at the balance sheet dates were as follows (in thousands):

	March 31,	December 31,
	2014	2013
HFL Loan; due June 2015	$5,411	$5,411
Revolving Credit Facility; due March 2016	3,925	1,175

Total	9,336	6,586
Current portion	—	—

Noncurrent portion	$9,336	$6,586

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

The interest rate on the Revolving Credit Facility was 2.66% and 1.165% at March 31, 2014 and December 31, 2013, respectively.

Loan Covenants of the Revolving Credit Facility. The Revolving Credit Facility, as amended, required Brookwood to satisfy certain financial covenants on the last day of each fiscal quarter. For each of the quarterly periods during 2013, Brookwood was in compliance with loan covenants of the Revolving Credit Facility.

March 2014 amendment to Revolving Credit Facility. On March 28, 2014, Brookwood and its subsidiaries executed an amended and restated credit agreement with BB&T (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility, which matures on March 30, 2016, allows for borrowings based generally on a percentage of eligible receivables with maximum borrowings of $25 million. Interest rates are based on LIBOR plus a margin of between 1.50% and 2.50% based upon the fixed

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months Ended March 31, 2014 and 2013

(unaudited)

charge coverage ratio, as defined in the Amended and Restated Credit Facility. The Amended and Restated Credit Facility contains a minimum fixed charge coverage ratio covenant and a minimum excess availability covenant, each as defined in the Amended and Restated Credit Facility. The minimum fixed charge coverage ratio is 1.10 to 1.00 and will be measured quarterly beginning with the quarter ended September 30, 2014. The minimum excess availability covenant is measured monthly. In 2014, dividends and other distributions to Hallwood are limited to $750,000 payable after September 30, 2014. In subsequent periods, Brookwood may make dividends and distributions to Hallwood as long as Brookwood is in compliance with both the minimum fixed charge coverage ratio and minimum excess availability covenants. While borrowings under the Amended and Restated Credit Facility are likely to be limited to amounts less than $25 million, management believes that it will provide adequate liquidity for Brookwood through at least December 31, 2014. Should Brookwood, at its option, terminate its factoring relationship with BB&T, the Amended and Restated Credit Facility would also terminate. Brookwood management at this time has no intention of terminating its factoring relationship with BB&T during the term of the Amended and Restated Credit Facility. As of March 31, 2014, subject to the provisions of the Amended and Restated Credit Facility and borrowings of $3,925,000, Brookwood had unused borrowing availability of approximately $4.6 million under this credit facility. Brookwood was in compliance with loan covenants of the Amended and Restated Credit Facility as of March 31, 2014.

The terms of the Amended and Restated Credit Facility provide that the facility may be used for refinancing existing indebtedness, providing for working capital and financing ongoing operations and capital expenditures.

The Amended and Restated Credit Facility contains customary representations, warranties and affirmative covenants on behalf of Brookwood and also contains negative covenants which, among other things, prohibit Brookwood from any of the following (without obtaining prior BB&T written consent and with certain exceptions): (i) permitting liens (other than customary liens) to exist on any of its properties; (ii) incurring other debt other than accounts payable to trade creditors incurred in the ordinary course of business and factors; (iii) making capital expenditures in excess of $5,000,000 in any year; (iv) purchasing substantially all of the assets of another entity; (v) entering into new leases except operating leases for machinery and equipment that do not in the aggregate require payments in excess of $250,000 in any year and real estate leases in the ordinary course of business; (vi) paying dividends, or acquiring any of its stock, other than as described above in this section; (vii) making loans or advances to, or guaranties for the benefit of, any person; and (viii) disposing of its assets or properties except in the ordinary course of its business.

Payments of Dividends. Brookwood paid $3,900,000 of dividends during 2013 to the Company, and as of May 13, 2014, Brookwood has not paid any dividends to the Company during 2014. In addition to the limitations described above in March 2014 amendment to Revolving Credit Facility, any future payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

Restricted Net Assets. Cash dividends and tax sharing payments by Brookwood to the Company are limited by the terms of the Amended and Restated Credit Facility and are contingent upon compliance with the loan covenants therein. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $42,650,000 and $45,033,000 at March 31, 2014 and December 31, 2013, respectively.

HFL Loan. In May 2012, to fund in part the payment of a judgment in a legal matter related to its investment in Hallwood Energy, L.P. (“Hallwood Energy”), the Company borrowed $10,000,000 from Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder (the “HFL Loan”). The HFL Loan is secured by a subordinated pledge of all of the stock of Brookwood and by the Company’s interest in the anticipated net refunds of federal income taxes, which were approximately $4,300,000 that the Company received in 2013. In connection with the HFL Loan, a Pledge and Security Agreement and a Subordination and Intercreditor Agreement (“Intercreditor Agreement”) were entered into and effective May 9, 2012. The Intercreditor Agreement, among other things, subordinates any security interest or lien that Hallwood Family (BVI) L.P. may have in certain assets of the Company, including the stock of Brookwood, to BB&T. The HFL Loan bears interest at the rate of 6% per year, payable on a quarterly basis. The Company may prepay the HFL Loan at any time without penalty. The documents reflecting the HFL Loan contain representations, warranties and covenants that are typical for loans of this type.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months Ended March 31, 2014 and 2013

(unaudited)

On May 13, 2013, the promissory note associated with the HFL Loan was amended, pursuant to a Second Amendment to Promissory Note, to convert it to a revolving credit facility, under certain conditions, to provide additional liquidity to the Company. The Company was advanced $405,000 under HFL Loan’s revolving credit facility in May 2013.

In late May 2013, the Company received a net refund of approximately $4,300,000 from the IRS of 2010 federal taxes. The proceeds of these funds were used to pay $4,000,000 towards principal and interest outstanding on the HFL Loan, with the balance retained for the Company’s expenses and cash needs. As of December 31, 2013 and March 31, 2014, the outstanding balance of the HFL Loan was $5,411,000.

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

The Company was advanced $175,000 in April 2013 and $200,000 in May 2014, prior to the filing of this Quarterly Report on Form 10-Q, under HFL Loan’s revolving credit facility.

Note 6 -	Income Taxes

Following is a schedule of the Company’s income tax expense (benefit) (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Federal
Current	$—	$—
Deferred	—	—

Sub-total	—	—
State
Current	(180)	7
Deferred	—	—

Sub-total	(180)	7

Total	$(180)	$7

The Company recorded no federal deferred tax benefit for the three months ended March 31, 2014 and 2013 since the deferred tax asset resulting from the estimated tax loss for the same periods in the amounts of $1,637,000 and $491,000, respectively was offset by a full valuation allowance.

The net deferred tax asset (liability) for the Company was ($75,000) and ($75,000) at March 31, 2014 and December 31, 2013, respectively.

At December 31, 2013, the deferred tax assets, before valuation allowance, was comprised principally of $5,944,000 related to the anticipated carryforward of taxable losses; $667,000 of tax credits; and offset by other deferred tax liabilities of $315,000. The total valuation allowance at December 31, 2013 was $6,371,000.

At March 31, 2014, the deferred tax assets, before valuation allowance, was comprised principally of $7,581,000 related to the anticipated carryforward of taxable losses; $667,000 of tax credits; and offset by other deferred tax liabilities of $315,000. Due to continuing uncertainty related to taxable income to be reported in future periods (after consideration of historical results, current business trends, and other objectively verifiable information), the Company recorded an additional valuation allowance at March 31, 2014 in the amount of $1,637,000 and continues to record a valuation allowance on all of its deferred tax assets at March 31, 2014. The total valuation allowance at March 31, 2014 was $8,008,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months Ended March 31, 2014 and 2013

(unaudited)

Note 7 -	Fair Value of Financial Instruments

The following table summarizes the valuation of the Company’s financial instruments based upon the inputs used to measure fair value in the three levels of the fair value hierarchy as of March 31, 2014 and December 31, 2013.

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities

•	Level 2 – Quoted prices for similar assets or liabilities in active markets or inputs that are observable

•	Level 3 – Inputs that are unobservable

	March 31, 2014
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

Management reviewed the carrying value of its loans payable in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Management determined that the estimated fair value of the loans payable (all of which are classified as Level 2) would be approximately $9,336,000 and $6,582,000 at March 31, 2014 and December 31, 2013, compared to the carrying value of $9,336,000 and $6,586,000, respectively.

The fair value information presented as of March 31, 2014 and December 31, 2013 is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months Ended March 31, 2014 and 2013

(unaudited)

Note 8 -	Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows

The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

Supplemental schedule of non-cash investing and financing activities:

	Three months Ended
	March 31,
Description	2014	2013
Accrued capital expenditures in accounts payableand accrued expenses:
Amount at end of period	$34	$35

Supplemental disclosures of cash payments:

Income taxes paid (refunded)	$104	$44
Interest paid	14	61

Note 9 -	Computation of Income (Loss) Per Common Share

The following table reconciles weighted average shares outstanding from basic to diluted methods and reconciles net income (loss) used in the computation of income (loss) per share for the basic and diluted methods (in thousands):

	Three Months Ended
	March 31,
Description	2014	2013
Weighted Average Shares Outstanding
Basic and diluted	1,525	1,525

Net Income (Loss)
Basic and diluted	$(4,815)	$(1,344)

No shares were excluded from the calculation of diluted earnings per share.

Note 10 -	Related Party Transactions

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months Ended March 31, 2014 and 2013

(unaudited)

A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Consulting fees	$249	$249
Interest expense on HFL Loan	83	130
Office space and administrative services	57	70
Travel and other expenses	17	15

Total	$406	$464

In May 2012, to fund in part the payment of a judgment in a legal matter related to its investment in Hallwood Energy, the Company entered into the HFL Loan with Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Gumbiner. The interest expense payable on the HFL Loan was $357,000 and $275,000 at March 31, 2014 and December 31, 2013 respectively. See Note 5 for more information.

In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they have received consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. No such services were performed, or compensation earned, during 2014 or 2013. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.

HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the Dallas office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended March 31, 2014 and 2013, these companies reimbursed the Company $26,000 and $30,000, respectively, for such expenses.

Note 11 -	Litigation, Contingencies and Commitments

Reference is made to Note 15 to the consolidated financial statements contained in Hallwood Group’s annual report on Form 10-K for the year ended December 31, 2013.

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

Three months Ended March 31, 2014 and 2013

(unaudited)

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

On April 5, 2013, Nextec filed Nextec Applications, Inc. v. United States in the U.S. Court of Federal Claims under 28 U.S.C. §1498(a). In that suit, Nextec initially asserted that the United States was liable for infringement of six Nextec patents arising out of the Government’s acceptance, receipt, and/or use of military uniforms incorporating the same Brookwood fabrics at issue in the District Court litigation. Following a motion to dismiss filed by the United States Government, which the Court of Federal Claims denied, Nextec filed an Amended Complaint on January 21, 2014, asserting only three patents, U.S. Patent No. 5,004,643, U.S. Patent No. 5,869,172, and U.S. Patent No. 6,129,978. The U.S. Government moved to strike the Amended Complaint on the ground that it included U.S. Patent No. 5,869,172, a patent that the Government contended was dismissed as part of the Court’s ruling on the motion to dismiss. On February 20, 2014, the Government filed a motion requesting that the Court notify Brookwood of the lawsuit and issue a notice allowing Brookwood to appear, if it desires, as an interested party. The Court granted the Government’s motion to issue notice. Nextec then objected to Brookwood’s inclusion as an interested third party. On March 19, 2014, the Court issued an order denying the Government’s Motion to Strike and rejecting Nextec’s objections to Brookwood’s inclusion in the case. The March 19th order further directed the Government to file its answer to Nextec’s amended complaint by April 17, 2014 and to notice, as a potentially interested party, ADS, Inc., the primary contractor to the United States in the military contract at issue. The Court further ordered that any third parties will need to file their answer to Nextec’s amended complaint by May 2, 2014 and that the parties shall file a joint preliminary status report by May 19, 2014. The Government filed its Answer to the Amended Complaint on April 17, 2014, and ADS and Brookwood each filed their respective Answers to the Amended Complaint on May 2, 2014. The military contract referenced in Nextec’s amended complaint contains the FAR 52.227-3 Patent Indemnity clause which may require ADS to indemnify the U.S. Government for any patent infringement arising under the contract. Brookwood, as ADS’s subcontractor has accepted certain flow-down provisions, and may be required to indemnify ADS, Inc. for any potential patent infringement arising under the military contract. Separately, and prior to its notice in the case, Brookwood filed requests for ex parte reexaminations by the United States Patent and Trademark Office (“Patent Office”) of claims from the remaining patents at issue in the case. With respect to U.S. Patent No. 5,004,643, Brookwood has filed for an inter partes review proceeding (“IPR”) as well before the Patent Office, which will determine the validity of the ‘643 patent within 18 months. The three reexaminations and the IPR are currently pending before the Patent Office. The Patent Office has since issued final rejections for claims involved in the ‘643 and the ‘978 ex parte reexaminations; Nextec will have until June 11, 2014 and June 3, 2014, respectively, to appeal these rejections.

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

Three months Ended March 31, 2014 and 2013

(unaudited)

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

From time to time Brookwood and its subsidiaries have paid fines or penalties for alleged failure to comply with certain environmental requirements, which did not exceed $10,000 in the aggregate during the three years ended December 31, 2013. In addition, Brookwood and its subsidiaries have entered into various settlements and agreements with the regulatory authorities

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months Ended March 31, 2014 and 2013

(unaudited)

requiring the companies to perform certain tests, undertake certain studies, and install remedial facilities. Brookwood and its subsidiaries incurred capital expenditures to comply with environmental regulations of approximately $421,000 in the year ended December 31, 2013, and $1,000 during the three months ended March 31, 2014. In addition, Brookwood and its subsidiaries regularly incur expenses associated with various studies and tests to monitor and maintain compliance with diverse environmental requirements.

Note 12 -	Segments and Related Information

The Company operates as a holding company with its principal business in the textile products industry through its Brookwood subsidiary. The following represents the Company’s reportable amounts by business segment for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Textile
	Products	Other	Consolidated
Three Months ended March 31, 2014
Total revenue from external sources	$24,122	$—	$24,122

Operating income (loss)	$(3,751)	$(1,131)	$(4,882)
Other income (expense), net	(30)	(83)	(113)

Income (loss) before income taxes	$(3,781)	$(1,214)	$(4,995)

Three Months ended March 31, 2013
Total revenue from external sources	$31,283	$—	$31,283

Operating income (loss)	$94	$(1,238)	$(1,144)
Other income (expense), net	(62)	(131)	(193)

Income (loss) before income taxes	$32	$(1,369)	$(1,337)

No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the annual report on Form 10-K for the year ended December 31, 2013. The total assets for Hallwood Group’s operating segments have not materially changed since the December 31, 2013.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including but not limited to the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” information concerning the Company’s business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the outcome of pending litigation, and its strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “might,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” “doubt” or “believe.” The Company intends that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond the Company’s ability to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by the Company or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described in the Company’s annual report on Form 10-K for the year ended December 31, 2013 under Item 1A — “Risk Factors”. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company’s business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, including without limitation, changes in its business strategy or planned capital expenditures, growth plans, or to reflect the occurrence of unanticipated events, although other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission (the “SEC”).

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

Going Concern. As described in this quarterly report on Form 10-Q and in the Company’s annual report on Form 10-K for the year ended December 31, 2013, (i) as a holding company, the Company is dependent upon Brookwood for cash, (ii) the Company does not currently have sufficient cash, either directly or through Brookwood, to fund its ongoing operating costs or obligations, including the HFL Loan, and (iii) Brookwood’s ability to pay the Company a dividend or other advance is dependent upon circumstances that are outside of the Company’s control. The Company can give no assurance that Brookwood will have the ability to satisfy the Company’s cash flow needs, or that the Company would be able to obtain other sources of funding if needed, and therefore there is substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s audited consolidated financial statements for the fiscal year ended December 31, 2013, as included in its annual report on Form 10-K, contained an audit opinion from its independent registered public accounting firm which includes explanatory language related to going concern resulting from the uncertainty of the payment of dividends from its subsidiary to fund the Company’s ongoing operations and obligations.

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

On March 25, 2014, the Delaware Court held a public hearing regarding the Settlement, during which it indicated its approval of the Settlement. On March 28, 2014, the Delaware Court entered a Final Order and Judgment approving the Settlement. The Delaware Court’s order awarded a $10,000 incentive fee to the plaintiff and $310,000 in attorney’s fees to the plaintiff’s counsel. This means that the Merger Consideration will equal $12.39 per share. In addition to awarding in a $10,000 incentive fee and $310,000 in attorney’s fees, the Delaware Court reserved judgment on a separate application for additional attorney’s fees relating to disclosure by the Company of certain information, which resulted from the Settlement. The Company will not be responsible for payment of any such separate disclosure-based award of attorney’s fees and, regardless of whether the Delaware Court grants such an award, the Merger Consideration will not decrease as a result. All known and unknown claims against the defendants relating to the Sample Litigation, the Merger, the Settlement, and investments in securities issued by the Company between November 6, 2012 and the date of the Merger, including derivative claims, have been released pursuant to the Delaware Court’s approval of the Settlement.

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

Sample Litigation. The Sample Litigation is more fully described in Item 3 of our annual report on Form 10-K, “Legal Proceedings.” The following excluded and dissenting shares of Common Stock will not be entitled to the Merger Consideration: (i) shares held by Parent, Merger Sub, the Company or any wholly owned subsidiary of the Company or held in the Company’s treasury and (ii) shares outstanding immediately prior to the effective time of the Merger held by a stockholder who has neither voted in favor of the Merger nor consented thereto in writing and who has demanded properly in writing appraisal for such shares and otherwise properly perfected and not withdrawn or lost the right to an appraisal of such dissenting shares pursuant to Section 262 of the General Corporation Law of the State of Delaware.

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

The Company’s stockholders will be asked to consider and vote on a proposal to adopt the Merger Agreement at a special meeting of stockholders on May 15, 2014. In connection therewith, the Company has filed with the SEC and furnished to the Company’s stockholders a proxy statement and other relevant documents. Before making any voting decision, the Company’s stockholders are urged to read the proxy statement in its entirety when it becomes available and any other documents to be filed with the SEC in connection with the proposed Merger or incorporated by reference into the proxy statement because those documents will contain important information about the proposed Merger and the parties to the Merger. The Company’s stockholders will be able to obtain a free copy of documents filed with the SEC at the SEC’s website at http://www.sec.gov. In addition, the Company’s stockholders may obtain a free copy of the Company’s filings with the SEC from the Company’s website at http://www.hallwood.com/hwg/SEC.php or by directing a request to: The Hallwood Group Incorporated, 3710 Rawlins, Suite 1500, Dallas, TX 75219; Attention: Investor Relations; Phone: (214) 528-5588 or (800) 225-0135.

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

The Company’s shares trade on the NYSE MKT stock exchange under the symbol of HWG and closed on November 5, 2012 (the day prior to the receipt of the HFL Proposal) at $6.00 per share. The Company’s shares closed on May 6, 2014 at $12.29 per share.

Textile Products. In 2014 and 2013, Hallwood Group derived all of its operating revenues from the textile activities of its Brookwood subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, costs, availability of supplies, its response to competition and its ability to generate new markets and products.

While Brookwood has enjoyed substantial revenues from its military business, there is no assurance that such revenues will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend management believes will continue. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. As this activity changes, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $9,993,000 in the 2014 first quarter were 36.4% lower than the comparable period in 2013 of $15,714,000. Orders were weak in the fourth quarter of 2013 and through much of the first quarter of 2014 but have improved in March and into the second quarter of 2014 through the date of this quarterly report on Form 10-Q. We believe the reduction of sales and orders described is due at least in part to a reduction of deployed troops and continued debate in congress and the administration regarding federal spending and we are unable to know if the recent improvement in orders will continue. If such conditions persist, orders from the military, including orders for Brookwood’s products, may experience further decline which could have a material adverse effect on Brookwood’s operating results and financial condition.

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

The textile products business is not interdependent with the Company’s other business operations, if any. The Company does not guarantee the Brookwood bank facility and is not obligated to contribute additional capital. Conversely, Brookwood does not guarantee debts of the Company or any of the Company’s other subsidiaries and is not obligated to make payments to the Company beyond amounts potentially due under the tax sharing agreement. In addition to the limitations described in Note 5 in the accompanying condensed consolidated financial statements, any future dividend payments or advances would also be contingent upon the approval of Brookwood’s board of directors and Brookwood’s ability to meet the requirements of the Delaware corporate laws for the payment of dividends and compliance with other applicable laws and requirements.

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

Results of Operations

Hallwood Group reported a net loss of $4,815,000 for the 2014 first quarter, compared to a net loss of $1,344,000 for the 2013 first quarter. Revenue was $24,122,000 and $31,283,000 for the 2014 and 2013 first quarters, respectively.

Hallwood Group had an operating income (loss) of $(4,882,000) and $(1,144,000) for the first quarter of 2014 and 2013, respectively. Brookwood had operating income (loss) of $(3,751,000) and $94,000 for the 2014 and 2013 first quarters, respectively; whereas the Company had an operating income (loss) of $(1,131,000) and $(1,238,000) for the 2014 and 2013 first quarters, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues

Textile products sales of $24,122,000 decreased by $7,161,000, or 22.9%, in the 2014 first quarter, compared to $31,283,000 in the 2013 first quarter. The decrease in 2014 was principally due to fluctuations in sales of specialty fabric to U.S. military contractors as a result of changes to orders from the military to Brookwood’s customers. Military sales accounted for $9,993,000 in the 2014 first quarter period, compared to $15,714,000 in the 2013 first quarter. Military sales represented 41.4% and 50.2% of Brookwood’s net sales in the 2014 and 2013 first quarters, respectively. Orders were weak in the fourth quarter of 2013 and through much of the first quarter of 2014 but have improved in March and into the second quarter of 2014 through the date of this quarterly report on Form 10-Q. We believe the reduction of sales and orders described is due at least in part to a reduction of deployed troops and continued debate in congress and the administration regarding federal spending and we are unable to know if the recent improvement in orders will continue. Generally, military sales represent sales of a product to a customer (prime and sub-prime contractors) that will be incorporated into an end product that will be used to fulfill a U.S. or international military contract.

Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales during the first quarter of 2013 and during the year 2013. Brookwood’s relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $2,054,000 in the 2014 first quarter compared to $6,951,000 in the 2013 first quarter. Sales to Tennier in the first quarters of 2014 and 2013 represented 8.5% and 22.2%, respectively.

Expenses

Textile products cost of sales of $24,327,000 for the 2014 first quarter decreased by $3,132,000, or 11.4%, compared to $27,459,000 in the 2013 first quarter. The 2014 decrease is primarily a result of the fluctuations in textile product sales, principally from variances in military sales, and changes in overall product mix in a quarter to quarter comparison. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, royalties, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.

The gross profit (loss) margin for the 2014 first quarter was (0.8)%, compared to 12.2% for the 2013 first quarter. The decrease in gross profit margin was attributed to varying levels of sales volume (principally a 36.4% reduction in military sales in the 2014 first quarter, as compared to the 2013 first quarter), changes in product mix, increased energy costs and a more competitive pricing environment, primarily in the military market.

Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Brookwood	$3,546	$3,730
Company	1,131	1,238

Total	$4,677	$4,968

Brookwood’s administrative and selling expenses of $3,546,000 for the 2014 first quarter decreased by $184,000, or 4.9% from the same period in 2013. Brookwood’s administrative and selling expenses included items such as payroll, professional fees, sales commissions, marketing, rent, insurance and travel. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $248,000 and $169,000 for the 2014 and 2013 first quarters, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s administrative expenses decreased $107,000, or 8.6%, for the 2014 first quarter, compared to the 2013 first quarter. The decrease was attributable to a reduction in certain professional fees.

Other Income (Expense)

Interest expense was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Brookwood	$30	$62
Company	83	131

Total	$113	$193

Brookwood’s interest expense principally relates to its revolving credit facility. The Company’s interest expense substantially relates to the HFL Loan, which was entered into in May 2012.

Income Taxes

Following is a schedule of the Company’s income tax expense (benefit) (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Federal
Current	$—	$—
Deferred	—	—

Sub-total	—	—
State
Current	(180)	7
Deferred	—	—

Sub-total	(180)	7

Total	$(180)	$7

The Company recorded no federal deferred tax benefit for the three months ended March 31, 2014 and 2013 since the deferred tax asset resulting from the estimated tax loss for the same periods in the amounts of $1,637,000 and $491,000, respectively was offset by a full valuation allowance.

The net deferred tax asset (liability) for the Company was ($75,000) and ($75,000) at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014, the deferred tax assets, before valuation allowance, was comprised principally of $7,581,000 related to the anticipated carryforward of taxable losses; $667,000 of tax credits; and offset by other deferred tax liabilities of $315,000. Due to continuing uncertainty related to taxable income to be reported in future periods (after consideration of historical results, current business trends, and other objectively verifiable information), the Company recorded an additional valuation allowance at March 31, 2014 in the amount of $1,637,000 and continues to record a valuation allowance on all of its deferred tax assets at March 31, 2014. The total valuation allowance at March 31, 2014 was $8,008,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

There have been no changes to the critical accounting policies identified and set forth in Hallwood Group’s annual report on Form 10-K for the year ended December 31, 2013.

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

A summary of the fees and expenses related to HIL and Mr. Gumbiner is detailed below (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Consulting fees	$249	$249
Interest expense on HFL loan	83	130
Office space and administrative services	57	70
Travel and other expenses	17	15

Total	$406	$464

In May 2012, to fund in part the payment of a judgment in a legal matter related to its investment in Hallwood Energy, L.P., the Company entered into the HFL Loan with Hallwood Family (BVI) L.P., a limited partnership associated with Mr. Gumbiner. The interest expense payable on the HFL Loan was $357,000 and $275,000 at March 31, 2014 and December 31, 2013 respectively. See Note 5 for more information.

In addition, from time to time, HIL and Mr. Gumbiner have performed services for certain affiliated entities that are not subsidiaries of the Company, for which they have received consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. No such services were performed, or compensation earned, during 2014 or 2013. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.

HIL and certain of its affiliates in which Mr. Gumbiner has an indirect financial interest share common offices, facilities and certain staff in the Company’s Dallas office for which these companies reimburse the Company. Certain individuals employed by the Company, in addition to their services provided to the Company, perform services on behalf of the HIL-related affiliates. In addition, HIL utilizes some of the Dallas office space for purposes unrelated to the Company’s business. The Company pays certain common general and administrative expenses for salaries, rent and other office expenses and charges the HIL-related companies an overhead reimbursement fee for the share of the expenses allocable to these companies. For the three months ended March 31, 2014 and 2013, these companies reimbursed the Company $26,000 and $30,000, respectively, for such expenses.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Litigation

Refer to Note 11 in the accompanying condensed consolidated financial statements for a discussion of litigation matters.

Contractual Obligations and Commercial Commitments

The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of March 31, 2014 (in thousands):

	Payments Due During the Years Ending December 31,
	2014*	2015	2016	2017	2018	Thereafter	Total
Contractual Obligations
Revolving Credit Facility	$—	$—	$3,925	$—	$—	$—	$3,925
HFL Loan	—	5,411	—	—	—	—	5,411
Operating leases	562	583	212	—	—	—	1,357

Total	$562	$5,994	$4,137	$—	$—	$—	$10,693

*	For the nine months ending December 31, 2014.

Interest costs associated with Brookwood’s Revolving Credit Facility, which bears interest at variable rates, are not a material component of the Company’s consolidated expenses. Estimated interest payments, based on the principal balance as of March 31, 2014, average principal balances during 2014, and weighted average interest rates are approximately $126,000 on an annual basis. Estimated interest payments associated with the Company’s HFL Loan, based on the principal balance as of March 31, 2014, are approximately $320,000 per year.

Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock ($14,411,000 at March 31, 2014). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual preferred dividends paid by Brookwood to the Company. The plan generally defines a change of control transaction as a transaction approved by the Company’s board of directors or by the holders of at least 50% of the voting capital stock of the Company that results in: (i) a change in beneficial ownership of the Company or Brookwood of 50% or more of the combined voting power, (ii) the sale of all or substantially all of the assets of Brookwood, or (iii) any other transaction that, in the Company’s board of directors discretion, has substantially the same effect of item (i) or (ii). Certain transfers, generally among existing stockholders and their related parties, are exempted from the definition.

However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction is completed in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000. As of March 31, 2014, no amounts have been accrued or paid under the Long-Term Incentive Plan for Brookwood. The Merger will not constitute a change of control transaction under the plan.

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

As of March 31, 2014, subject to the provisions of the Amended and Restated Credit Facility and borrowings of $3,925,000, Brookwood had unused borrowing availability of approximately $4.6 million under this credit facility. Brookwood was in compliance with loan covenants of the Amended and Restated Credit Facility as of March 31, 2014.

Pursuant to the March 2014 amendment, in order to maintain compliance with such covenants in the future, Brookwood may be required to limit aggregate borrowings under the Amended and Restated Credit Facility to less than $25,000,000 at the end of each fiscal quarter. For more information about the Amended and Restated Credit Facility, see Note 5 in the accompanying condensed consolidated financial statements.

Cash dividends and tax sharing payments by Brookwood to the Company are limited by the terms of the Amended and Restated Credit Facility and are contingent upon compliance with the loan covenants therein. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $42,650,000 and $45,033,000 as of March 31, 2014 and December 31, 2013, respectively.

Liquidity and Capital Resources

General. The Company, through its Brookwood subsidiary, principally operates in the textile products segment. Hallwood Group’s cash position decreased by $844,000 during the 2014 three month period to $209,000 as of March 31, 2014. The principal source of cash in the 2014 three month period was $2,750,000 of net borrowings of the Revolving Credit Facility, as amended in March 2014. The primary uses of cash were $3,017,000 used by operating activities and $577,000 for property, plant and equipment, principally at Brookwood. The amounts outstanding under the Amended and Restated Credit Facility and HFL Loan were $3,925,000 and $5,411,000, respectively, at March 31, 2014.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As further discussed under Item 1A, “Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2013, (i) as a holding company, the Company is dependent upon Brookwood for cash, (ii) the Company does not currently earn sufficient cash, directly or through Brookwood, to fund its ongoing operating costs or obligations, including the HFL Loan, and (iii) Brookwood’s ability to pay the Company a dividend or other advance is dependent upon circumstances that are outside of the Company’s control. The Company can give no assurance that Brookwood will have the ability to satisfy the Company’s cash flow needs, or that the Company would be able to obtain other sources of funding in such a circumstance (other than the HFL Loan, which was amended on March 26, 2014 to provide up to $3,000,000 of liquidity in 2014), and therefore there is substantial doubt as to the Company’s ability to continue as a going concern.

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

As a holding company, the Company is dependent on Brookwood to receive the cash necessary to fund its ongoing operations and its obligations. Brookwood paid $3,900,000 of dividends during 2013 to the Company, and as of May 13, 2014, Brookwood has not paid any dividends to the Company during 2014. At March 31, 2014 and December 31, 2013, the Company had approximately $155,000 and $972,000, respectively, of cash and cash equivalents.

If for any reason Brookwood is unable to pay a cash dividend or other advance to the Company, the Company would be required to seek alternative sources of funding. The Company has not yet determined what, if any, sources would be available to it (other than the HFL Loan, which was amended on March 26, 2014 to provide up to $3,000,000 of liquidity in 2014, and is discussed in Note 5 of the accompanying condensed consolidated financial statements), but will consider such alternatives as an additional or new facility or term loan and potential sales of assets or additional securities. No assurance can be given that any such additional sources of funding will be available to the Company, which could result in the Company not being able to continue as a going concern. Any failure to receive from Brookwood cash required by the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows and could substantially impair the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company believes that it will satisfy its recurring and normal operating costs, or general and administrative expenses, for 2014 with its cash on hand and the funds available to the Company through the extension of the revolving credit facility associated with the HFL Loan. On March 28, 2014 Brookwood executed an Amended and Restated Credit Agreement, as defined and discussed Note 5 of the accompanying condensed consolidated financial statements. Although Brookwood expects to have sufficient borrowing capacity in 2014, dividends and other distributions to Hallwood in 2014 are limited to $750,000 payable after September 30, 2014. In subsequent periods, Brookwood may make dividends and distributions to Hallwood as long as Brookwood is in compliance with both the minimum fixed charge coverage ratio and minimum excess availability covenants.

The Company was advanced $175,000 in April 2013 and $200,000 in May 2014, prior to the filing of this Quarterly Report on Form 10-Q, under HFL Loan’s revolving credit facility.

Additionally, any payment of a dividend or advance by Brookwood to the Company is dependent on a number of other factors including compliance with the loan covenants in Brookwood’s Amended and Restated Credit Facility, as amended, with Branch Banking & Trust, the approval of Brookwood’s board of directors, Brookwood’s ability to meet the requirements of the Delaware corporate laws for payment of dividends, and compliance with other applicable laws and requirements. As a result, no assurance can be given that these amounts will be available when required.

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

1A	Risk Factors	N/A

2	Unregistered Sales of Equity Securities and Use of Proceeds	None

3	Defaults upon Senior Securities	None

4	Mine Safety Disclosures	N/A

5	Other Information	None

6	Exhibits

2.1	Second Amendment to Agreement and Plan of Merger, dated as of February 7, 2014, among Hallwood Financial Limited, HFL Merger Corporation, and the Company, is incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated February 7, 2014, File No. 1-8303.

10.1	Third Amendment of Promissory Note, dated as of March 26, 2014, by and among the Company and Hallwood Family (BVI), L.P., is incorporated by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K filed on March 31, 2014, File No. 1-8303.

10.2	Amended and Restated Loan Agreement, dated as of March 28, 2014, by and among Branch Banking and Trust Company, Brookwood Companies Incorporated and certain of its subsidiaries, is incorporated by reference to Exhibit 10.29 to the Company’s annual report on Form 10-K filed on March 31, 2014, File No. 1-8303.

10.3	Amended and Restated Security Agreement, dated as of March 28, 2014, by and among Branch Banking and Trust Company, Brookwood Companies Incorporated and certain of its subsidiaries, is incorporated by reference to Exhibit 10.30 to the Company’s annual report on Form 10-K filed on March 31, 2014, File No. 1-8303.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

Dated: May 13, 2014	By:	/s/ Richard Kelley
Richard Kelley
Vice President—Chief Financial Officer
(Principal Financial and Accounting Officer)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Second Amendment to Agreement and Plan of Merger, dated as of February 7, 2014, among Hallwood Financial Limited, HFL Merger Corporation, and the Company, is incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated February 7, 2014, File No. 1-8303.

10.1	Third Amendment of Promissory Note, dated as of March 26, 2014, by and among the Company and Hallwood Family (BVI), L.P., is incorporated by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K filed on March 31, 2014, File No. 1-8303.

10.2	Amended and Restated Loan Agreement, dated as of March 28, 2014, by and among Branch Banking and Trust Company, Brookwood Companies Incorporated and certain of its subsidiaries, is incorporated by reference to Exhibit 10.29 to the Company’s annual report on Form 10-K filed on March 31, 2014, File No. 1-8303.

10.3	Amended and Restated Security Agreement, dated as of March 28, 2014, by and among Branch Banking and Trust Company, Brookwood Companies Incorporated and certain of its subsidiaries, is incorporated by reference to Exhibit 10.30 to the Company’s annual report on Form 10-K filed on March 31, 2014, File No. 1-8303.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase